Form 10-K
period 2012-12-31
Regulus Therapeutics Inc.
filed 2013-02-19
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35670

Regulus Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Ct., Suite 210, San Diego CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 202-6300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 14, 2013 was 35,883,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2012.

Regulus Therapeutics Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. All other product and company names are trademarks of their respective companies.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K. or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our use of the proceeds from our recently completed initial public offering and private placement; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Item 1.	Business.

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Isis Pharmaceuticals, Inc., or Isis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. We are currently optimizing anti-miRs in five distinct programs, both independently and with our strategic alliance partners, AstraZeneca AB, or AstraZeneca, GlaxoSmithKline plc, or GSK, and Sanofi. We also have a collaboration agreement with Biogen Idec to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis.

Under these strategic alliances, we are eligible to receive up to approximately $1.7 billion in milestone payments upon successful commercialization of microRNA therapeutics for the 11 programs contemplated by our agreements. These payments include up to $106.5 million upon achievement of preclinical and investigational new drug application, or IND, milestones, up to $350.0 million upon achievement of clinical development milestones, up to $420.0 million upon achievement of regulatory milestones and up to $850.0 million upon achievement of commercialization milestones. We anticipate that we will nominate at least two clinical development candidates in 2013 and file two INDs with the U.S. Food and Drug Administration, or FDA, in 2014.

On October 10, 2012, we completed our initial public offering whereby we sold 11,250,000 shares of common stock at $4.00 per share and received net proceeds of $39.5 million (after underwriting discounts and commissions). Concurrently with the completion of our initial public offering, we sold 6,250,000 shares of common stock in a private placement to AstraZeneca at the initial public offering price of $4.00 per share and received net proceeds of $25.0 million. In addition, $5.0 million of outstanding principal plus accrued interest of $788,000 underlying a convertible note that we issued to GSK in April 2008 and amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest of $25,000 underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of our initial public offering, all 27,399,999 outstanding shares of our convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. We filed an amended and restated certificate of incorporation on October 10, 2012 to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. On October 23, 2012, the underwriters in our initial public offering exercised an over-allotment option to purchase 1,480,982 additional shares of our common stock at $4.00 per share, resulting in net proceeds of $5.5 million to us (after underwriting discounts).

Potential of microRNA Biology

RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are small RNAs that do not code for proteins but rather are responsible for regulating gene expression by affecting the translation of target messenger RNAs. This is achieved when the microRNA binds with its messenger RNA targets and blocks cell machinery, called ribosomes, from translating them into proteins, as shown below:

Step 1. microRNAs are transcribed from DNA in the nucleus and exported to the cytoplasm.

Step 2. In the cytoplasm, microRNAs associate with the RNA-induced silencing complex, or RISC.

Step 3. The microRNA in RISC targets specific messenger RNAs.

Step 4. The microRNA interaction with its target messenger RNAs blocks translation into proteins.

Anti-miRs are designed to bind and inhibit specific microRNAs that have been up-regulated in diseases as shown in the figure below:

Step 1. microRNA expression is up-regulated in disease such that a specific microRNA is produced in excess amounts.

Step 2. The up-regulated microRNA targets messenger RNAs, resulting in lower levels of key proteins.

Step 3. The anti-miR therapeutic is delivered to the diseased cell and binds to the up-regulated microRNA, resulting in the elimination of excess microRNA.

Step 4. Use of the anti-miR therapeutic therefore restores the normal function of microRNA biology in the cell and corrects the disease.

Our microRNA Product Platform

We are the leading company in the field of microRNA therapeutics. Backed by our founding companies, Alnylam and Isis, we are uniquely positioned to leverage oligonucleotide technologies that have been proven in clinical trials. Central to achieving our goals is the know-how that we have accumulated in oligonucleotide design and how the specific chemistries behave in the clinical setting. We refer to this collective know-how, proprietary technology base, and its systematic application as our microRNA product platform.

We view the following as providing a competitive advantage for our microRNA product platform:

•	a mature platform selectively producing multiple development candidates advancing to the clinic;

•	scientific advisors who are pioneers in the microRNA field;

•	access to proven RNA therapeutic technologies through our founding companies;

•	a leading microRNA intellectual property estate with access to over 1,000 patents and patent applications;

•	development expertise and financial resources provided by our three major strategic alliances with AstraZeneca, GSK and Sanofi; and

•	collaborations with leading academic institutions that help us identify new microRNA targets.

The disciplined approach we take for the discovery and development of microRNA therapeutics is as important as the assets assembled to execute our plans and is based on the following four steps:

Step 1—Evaluation of microRNA therapeutic opportunities

The initiation of our microRNA discovery and development efforts is based on rigorous scientific and business criteria, including:

•	existence of significant scientific evidence to support the role of a specific microRNA in a disease;

•	availability of predictive preclinical disease models to test our microRNA development candidates;

•	ability to effectively deliver anti-miRs to the diseased cells or tissues; and

•	existence of a reasonable unmet medical need and commercial opportunity.

Step 2—Identification of microRNA targets

We identify microRNA targets through bioinformatic analysis of public and proprietary microRNA expression profiling data sets from samples of diseased human tissues. The analysis of such data sets can immediately highlight a potential role for specific microRNAs in the disease being studied. Further investigation of animal models that are predictive of human diseases in which those same microRNAs are also dysregulated provides additional data to support a new program. We have applied this strategy successfully in our existing programs and we believe that this approach will continue to help us identify clinically relevant microRNA targets.

Step 3—Validation of microRNA targets

Our validation strategy is based on two distinct steps. First, using genetic tools, we determine whether up-regulation, or overproduction, of the microRNA in healthy animals can create the specific disease state and inhibition of the microRNA can lead to a therapeutic benefit. Second, using animal models predictive of human diseases, we determine whether pharmacological modulation of the up-regulated microRNA target with our anti-miRs can also lead to a therapeutic benefit. This validation process enables us to prioritize the best microRNA targets that appear to be key drivers of disease.

Step 4—Optimization of microRNA development candidates

We have developed a proprietary process that allows us to rapidly generate an optimized development candidate. Unlike traditional drug classes, such as small molecules, in which thousands of compounds must be screened to identify prospective leads, the fact that anti-miRs are mirror images of their target microRNAs allows for a more efficient rational design process. The optimization process incorporates our extensive knowledge base around oligonucleotide chemistry and anti-miR design to efficiently synthesize a starting pool of rationally designed anti-miRs to be evaluated in a series of proven assays and models. We also enhance our anti-miRs for distribution to the tissues where the specific microRNA target is causing disease.

Our Initial Development Candidates

We are developing single-stranded oligonucleotides, which are chemically synthesized chains of nucleotides that are mirror images of specific target microRNAs. We incorporate proprietary chemical modifications to enhance drug properties such as potency, stability and tissue distribution. We refer to these chemically modified oligonucleotides as anti-miRs. Each anti-miR is designed to bind with and inhibit a specific microRNA target that is up-regulated in a cell and that is involved in the disease state. In binding to the microRNA, anti-miRs correct the dysregulation and return diseased cells to their healthy state. We have demonstrated therapeutic benefits of our anti-miRs in at least 20 different preclinical models of human diseases.

We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic alliance partners to optimize anti-miR development candidates. We expect that anti-miR development candidates may be easily formulated and administered systemically or locally depending on the therapeutic indication. Our five distinct therapeutic development programs are shown in the table below:

microRNA target	anti-miR program	Commercial rights
miR-21	Hepatocellular carcinoma	Sanofi
miR-21	Kidney fibrosis	Sanofi
miR-122	Hepatitis C virus infection	GlaxoSmithKline
miR-33	Atherosclerosis	AstraZeneca
miR-10b and others	Glioblastoma	Regulus

One aspect of our strategy is to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources, which we anticipate will include niche indications and orphan diseases. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we will seek to secure partners with requisite expertise and resources.

Our approach has been validated to date by the following strategic alliances with large pharmaceutical companies:

•

In April 2008, we formed a strategic alliance with GSK to discover and develop microRNA therapeutics for immuno-inflammatory diseases. In February 2010, we and GSK expanded the alliance to include potential microRNA therapeutics for the treatment of hepatitis C virus infection, or HCV.

•

In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology.

•	In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology.

•	In August 2012, we formed a collaboration with Biogen Idec to evaluate the potential use of mircoRNA signatures as a biomarker for human patients with multiple sclerosis.

Our Strategy

We are building the leading biopharmaceutical company focused on the discovery and development of first-in-class, targeted drugs based on our proprietary microRNA product platform. The key elements of our strategy are to:

•

Rapidly advance our initial programs into clinical development. We are currently optimizing anti-miRs against several microRNAs for development candidate selection. We anticipate that we will nominate at least two development candidates in 2013 and file two INDs in 2014.

•

Focus our resources on developing drugs for niche indications or orphan diseases. We believe that microRNA therapeutics have utility in almost every disease state as they regulate pathways, not single targets. We intend to focus our proprietary products in therapeutic areas such as oncology, where there are niche opportunities for development and commercialization activities that are appropriate for our size and financial resources.

•

Selectively form strategic alliances to augment our expertise and accelerate development and commercialization. We have established strategic alliances with AstraZeneca, GSK and Sanofi and we will continue to seek partners who can bring therapeutic expertise, development and commercialization capabilities and funding to allow us to maximize the potential of our microRNA product platform.

•

Selectively use our microRNA product platform to develop additional targets. We have identified several other microRNA targets with potential for therapeutic modulation and will apply our rigorous scientific and business criteria to develop them.

•

Develop microRNA biomarkers to support therapeutic product candidates. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials, to develop companion diagnostics, and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies, including small molecules and monoclonal antibodies.

•

Maintain scientific and intellectual leadership in the microRNA field. We will continue to conduct research in the microRNA field to better understand this new biology and characterize the specific mechanism of action for our future drugs. This includes building on our strong network of key opinion leaders and securing additional intellectual property rights to broaden our existing proprietary asset estate.

Royalty Agreements

For a description of our agreements involving royalty payments, see Note 5 and Note 13 to our financial statements under Item 8 of Part II of this Annual Report.

Our Intellectual Property and Technology Licenses

Intellectual property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and any other inventions that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of microRNA therapeutics.

We believe that we have a strong intellectual property position and substantial know-how relating to the development and commercialization of microRNA therapeutics, consisting of:

•

over 150 patents or patent applications that we own or have in-licensed from academic institutions and third parties including our founding companies, Alnylam and Isis, related to microRNA and microRNA drug products; and

•

approximately 900 patents or patent applications exclusively licensed from our founding companies, Alnylam and Isis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics.

Our objective is to continue to expand our intellectual property estate through our multiple layer approach in order to protect our microRNA therapeutics and to maintain our leading position in the microRNA therapeutics field. Examples of the technologies covered by our patent portfolio are described below.

We have exclusively licensed patent rights from Julius-Maximilians-Universität Würzburg and Bayerische Patent Allianz GmBH, which we collectively refer to herein as the University of Würzburg, which rights encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. In collaboration with us, investigators at the University of Würzburg demonstrated that targeting miR-21 in a disease model resulted in beneficial phenotypic effects, including the inhibition of the development of fibrosis. The Würzburg-licensed patent portfolio includes more than 20 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2029.

We and Alnylam have a co-exclusive license from Stanford University, or Stanford, to patent rights concerning the use of anti-miR therapeutics targeting miR-122 for the treatment of HCV. This patent portfolio is based upon research conducted by Peter Sarnow, Ph.D. and colleagues at Stanford, demonstrating that miR-122 is required for HCV replication in mammalian cells. The Stanford-licensed portfolio includes more than 12 U.S and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2025.

In support of our program targeting miR-33, we have exclusively licensed from New York University, or NYU, patent rights encompassing the use of an anti-miR therapeutic targeting miR-33 for the treatment of atherosclerosis, metabolic syndrome and elevated triglycerides. In collaboration with us, Kathryn Moore, Ph.D. and colleagues at NYU demonstrated that inhibiting miR-33 has several therapeutic benefits, including reduction of atherosclerotic plaque size in an experimental model of atherosclerosis, in addition to reduction of serum triglycerides in non-human primates. The NYU-licensed patent rights include one U.S. application and one Patent Cooperation Treaty, or PCT, application. Any patents that may issue from these applications would have a statutory expiration date in 2031.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of at least nine U.S. and foreign patents and more than 35 U.S. PCT and foreign applications. We are the sole owner of nine of the patents and over 30 of the pending applications. We jointly own at least five of the patents and pending applications including those claiming methods for treating liver cancer, including HCC, using anti-miRs targeting miR-21. The patents have statutory expiration dates in 2024, 2025, 2026, or 2029. Any patents that may issue from the pending applications would have statutory expiration dates between 2024 and 2032.

Our founding companies, Alnylam and Isis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products have statutory expiration dates in 2016, 2023 and 2027.

We have a co-exclusive license to the patent portfolio owned by Max-Planck-Gesellschaft, or MPG, which has been granted to us by Max-Planck-Innovation GmbH, or MI, a wholly-owned subsidiary of MPG acting as MPG’s technology transfer agency. MPG and MI are collectively referred to herein as Max-Planck. This patent portfolio is based on the pioneering microRNA research conducted by Thomas Tuschl, Ph.D. and colleagues at the Max-Planck Institute of Biophysical Chemistry, which led to the discovery of over 100 human microRNA sequences, including microRNAs that are the focus of several of our programs. The patent rights encompass the microRNA gene sequences as well as the antisense sequences that are complementary to the microRNAs and thus cover both microRNA mimic and anti-miR products. Our license is co-exclusive with our founding companies, Alnylam and Isis, for the exploitation of the Max-Planck patent rights for therapeutic uses. In addition, we also have a co-exclusive license to develop and commercialize diagnostics based upon the Max-Planck patent rights contained in these applications. The Max-Planck licensed patent portfolio, referred to herein as the Tuschl 3 patents, includes at least 25 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2022.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering our microRNA product candidates and their methods of use.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our Technology Licenses

Max-Planck

Therapeutic license

Prior to 2011, our access to the Tuschl 3 patents was derived from agreements between Max-Planck and our founding companies, Alnylam and Isis, for exclusive use in microRNA therapeutics. In April 2011, we entered into a direct, co-exclusive license with Max-Planck. The license provides to us, Alnylam and Isis, co-exclusively, access to the Tuschl 3 patents for therapeutic use. Max-Planck retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.

Under the terms of the license, we are permitted to sublicense our rights outright or as part of an alliance. The license requires that we use commercially reasonable diligence in developing and commercializing a product. In order to secure the license, we made an upfront payment of $400,000 to Max-Planck. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still a pending application or, alternatively, an issued patent, and also upon the volume of annual sales. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

The longest lived patent rights licensed to us under the agreement are currently expected to expire in September 2022.

Diagnostic license

In addition, in June 2009, we entered into a co-exclusive license with Max-Planck for use of the Tuschl 3 patents for diagnostic purposes. Under the terms of the license, we made an aggregate initial payment to Max-Planck of €175,000 in three installments, with €75,000 paid in June 2009 and €50,000 paid in each of June 2010 and June 2011. In addition, we made annual maintenance payments of €10,000 in 2011 and €20,000 in 2012 and will make an increased annual maintenance payment commencing in 2013 and thereafter during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and low end of the 10 to 20% range in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.

We are required to use commercially reasonable efforts to develop and commercialize products under the agreement. Under the terms of the agreement, Max-Planck is permitted to provide up to three additional co-exclusive licenses to its diagnostic patent rights. The longest lived patent rights licensed to us under the agreement are currently expected to expire in September 2022.

Max-Planck retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.

University of Würzburg

In May 2010, we exclusively licensed patent rights from the University of Würzburg which encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis.

The University of Würzburg has reserved the right to use the licensed intellectual property for academic and non-commercial purposes. We have the right to grant sublicenses to third parties under the agreement provided such sublicense is for the purpose of developing or commercializing a product. We must obtain the University of Würzburg’s written consent to any such sublicense, which may not be unreasonably withheld. We must use commercially reasonable diligence in our efforts to develop, manufacture and commercialize a licensed product. We have assumed certain development milestone obligations and must report on our progress in achieving these milestones on an annual basis.

As a license issuance fee, we paid the University of Würzburg €300,000. In addition, upon commercialization of a product, we will pay to the University of Würzburg a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced upon expiration of all patent claims covering the product. We also paid the University of Würzburg a partnership bonus of €200,000 upon entering into our strategic alliance agreement with Sanofi. Under the agreement, beginning January 1, 2020 and ending on the date we receive NDA approval for a licensed product, we will accrue a minimum royalty obligation of €150,000 per year, which will become payable upon approval of an NDA for a licensed product. After approval of an NDA for a licensed product, we will be required to pay the University of Würzburg an annual minimum royalty, which increases in the five years following approval up to a maximum of €3.0 million per year. The minimum royalties are creditable against actual royalties due and payable for the same calendar year.

In addition, we will be required to pay the University of Würzburg milestone payments of up to an aggregate of €1.75 million, based upon achievement of specified clinical and regulatory events. In the event we initiate a Phase 2 clinical trial for another indication with the same licensed product, we will be required to pay 50% of the milestone payments applicable to such milestone events. These milestone events are also tied to the due dates set forth in the commercialization plan but may be extended by delays caused by scientific challenges, regulatory requirements or other circumstances outside of our control. We must request an extension in writing explaining the cause for the delay and proposing new due dates. The University of Würzburg may accept the revised dates or reject them, in which case an arbitrator will set the revised dates.

The last to expire patent licensed to us under the agreement is currently expected to expire in February 2029.

Stanford University

In August 2005, Alnylam and Isis entered into a co-exclusive license agreement with Stanford, relating to its patent applications claiming the use of miR-122 to reduce the replication of HCV. Upon our formation, we received access to the Stanford technology as an affiliate of Alnylam and Isis. In July 2009, Isis assigned its rights and obligations under the license agreement to us.

Under the license agreement, we are permitted to research, develop, manufacture and commercialize therapeutics for the treatment and prevention of HCV and related conditions. Diagnostics and reagents are specifically excluded from the license. In addition, the license provides a non-exclusive right to research, develop, manufacture and commercialize therapeutics for all conditions or diseases other than HCV. Stanford retained the right, on behalf of itself and all other non-profit academic institutions, to practice the licensed patents for non-profit purposes.

We are permitted to sublicense our rights under the agreement in connection with a bona fide partnership seeking to research and/or develop products under a jointly prepared research plan and which also includes a license to our intellectual property or in association with providing services to a sublicensee. In the event we receive an upfront payment in connection with a sublicense, we are obligated to pay to Stanford a one-time fixed payment amount, which amount will vary depending upon the size of upfront payment we receive. We must also make an annual license maintenance payment during the term of the agreement. The maintenance payments are creditable against royalty payments made in the same year. We will be required to pay milestones for an exclusively licensed product which will be payable upon achievement of specified regulatory and clinical milestones in an aggregate amount of up to $400,000. Milestones for a non-exclusively licensed product will be payable upon achievement of the same milestones in an aggregate amount of up to $300,000 for the first such product and up to $200,000 for the second such product. Upon commercialization of a product, we will be required to pay to Stanford a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.

The agreement requires that we use commercially reasonable efforts to develop, manufacture and commercialize a licensed product and we have agreed to meet certain development and commercialization milestones.

The last to expire patent licensed to us under the agreement is currently expected to expire in May 2025.

New York University

In March 2011, we entered into an exclusive license with NYU related to our miR-33 program. The license provides us the right to develop, manufacture and commercialize therapeutics for the treatment or prevention of atherosclerotic plaque and/or other metabolic disorders under NYU’s patents. We are entitled to grant sublicenses under the agreement. NYU retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.

Under the terms of the agreement, we paid to NYU an upfront payment of $25,000. An equal additional payment will be required upon issuance of a patent containing a claim of treating or preventing disease. We will be required to make payments to NYU upon achievement of specified clinical and regulatory milestones of up to an aggregate of $925,000. These milestone payments will only be made after issuance of a therapeutic claim under the NYU patent applications. We are also required to pay royalties of a percentage of net sales for any product sold by us or a strategic alliance partner. The royalty rate is in the low single digits and is subject to reduction to a minimum amount in the event we are required to pay royalties to a third party. In the event we sublicense the NYU patents, NYU is also entitled to receive a percentage of the sublicense income received by us. The percentage payable depends upon the development stage of the program when the sublicense is completed with the highest percentage paid with submission of the first IND. The percentage thereafter declines until completion of the first Phase 2 clinical trial.

We are required, under the terms of the agreement, to use reasonable diligence to develop and commercialize a product and are required to provide NYU with annual reports detailing our progress in this regard. In particular, we are required to fulfill specific development and regulatory milestones by particular dates. The longest-lived patent rights covered by the agreement is currently expected to expire in August 2031.

Manufacturing

We contract with third parties to manufacture our compounds and intend to do so in the future. We do not own or operate and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program.

Drug substance

Our current drug substance supply chain involves various contractors that supply the raw materials and others that manufacture the anti-miR drug substance. We believe our current drug substance contractors have the scale, the systems and the experience to supply all planned IND-enabling studies, early clinical supplies and may be considered for later clinical trials and commercial manufacturing. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

Our process uses common synthetic chemistry and readily available materials. We have established an ongoing program to identify possible process changes to improve purity, yield, manufacturability, and process changes will be implemented as warranted and appropriate. Based upon our knowledge of anti-sense compounds, we do not anticipate any stability issues with our anti-miR product candidates.

Drug product

Our drug product is expected to consist of the anti-miR drug substance in a powdered form formulated in a saline solution for injection. Drug product manufacturing uses common processes and readily available materials. When a potential product is ready to commence IND-enabling studies, we will be required to commence drug product stability studies.

Research and Development Expenses

In 2012, 2011 and 2010, research and development expenses were $20.3 million, $17.3 million and $20.2 million, respectively.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our proprietary asset estate and scientific expertise in the microRNA field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other companies that are focused on microRNA therapeutics but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

We are aware of several companies that are working specifically to develop microRNA therapeutics. These include the biotechnology companies Groove Biopharma, Inc., miRagen Therapeutics, Inc., Mirna Therapeutics, Inc., and Santaris Pharma A/S. These competitors also compete with us in recruiting human capital and securing licenses to complementary technologies or specific microRNAs that may be critical to the success of our business. They also compete with us for potential funding from the pharmaceutical industry.

In addition, we expect that for each disease category for which we determine to develop and apply our microRNA therapeutics there are other biotechnology companies that will compete against us by applying marketed products and development programs using technology other than microRNA therapeutics. The key competitive factors that will affect the success of any of our development candidates, if commercialized, are likely to be their efficacy relative to such competing technologies, safety, convenience, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors have products which are better in one or more of these categories.

Our Leadership

Our executive team has more than 50 years of collective experience leading the discovery and development of innovative therapeutics, including significant operational and financial experience with emerging biotechnology companies, which we believe is the ideal combination of talent to execute our strategy. In addition, our experienced board of directors, which includes representatives of our founding companies, Alnylam and Isis, provides significant support and guidance in all aspects of our business.

Our executive officers are:

•

Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer, is an entrepreneur who has been involved in founding several companies, including Anadys Pharmaceuticals, Inc. (acquired by F. Hoffmann-La Roche Inc. in 2011), which he started as President and Chief Executive Officer.

•

Garry E. Menzel, Ph.D., our Chief Operating Officer, is an accomplished strategy, finance and operations executive who previously served in global leadership roles as a Managing Director in the healthcare investment banking groups at The Goldman Sachs Group, Inc. and Credit Suisse AG and as a strategy consultant for Bain & Company, Inc.

•

Neil W. Gibson, Ph.D., our Chief Scientific Officer, is a leading scientist focused on cancer research and drug development who previously served as Chief Scientific Officer of the Oncology Research Unit at Pfizer Inc. and as Chief Scientific Officer of OSI Pharmaceuticals, Inc. He was involved in the development of several commercial cancer drugs including Xalkori® (crizotinib), Nexavar® (sorafenib) and Tarceva® (erlotinib).

Our board of directors are:

•	John M. Maraganore, Ph.D., Chairman of our board of directors since our conversion to a corporation in January 2009, and is the Chief Executive Officer and a director of Alnylam Pharmaceuticals.

•

David Baltimore, Ph.D., also serves on our scientific advisory board, and is a Professor of Biology at the California Institute of Technology. Dr. Baltimore also serves as a director of Amgen Inc., a publicly-held biotechnology company and several other private companies.

•

Bruce L.A. Carter, Ph.D. most recently served as Chief Executive Officer of ZymoGenetics, Inc., a publicly-held biotechnology company and also serves on the board of directors of Immune Design Corp., a privately-held biotechnology company and of Dr. Reddy’s Laboratories Limited, a publicly-held pharmaceutical company.

•

Mark Foletta, CPA, most recently served as Senior Vice President, Finance and Chief Financial Officer of Amylin Pharmaceuticals, Inc. a publicly-held biotechnology company and also serves on the board of directors of AMN Healthcare Services, Inc.

•

Stelios Papadopoulos, Ph.D. serves as Chairman of the Board for Exelixis, Inc., a publicly-held biotechnology company, which he co-founded, and is a member of the board of directors of Biogen Idec Inc., a publicly-held biopharmaceutical company. Dr. Papadopoulos has also held various positions in the investment banking industry.

•	B. Lynne Parshall is the Chief Operating Officer and a director of Isis Pharmaceuticals and also serves as a director of Cytokinetics, Inc.

•	Doug Williams, Ph.D. is the Executive Vice President of Research and Development at Biogen Idec.

•

Kleanthis G. Xanthopoulos, Ph.D., is the President and Chief Executive Officer of Regulus Therapeutics and also serves on the board of directors of Apricus Biosciences, Inc., a publicly-held biotechnology company, Sente, Inc., Biotechnology Industry Association (BIO) and BIOCOM.

Our executive team and board of directors are supported by our scientific advisory board members, who are renowned pioneers in the microRNA field:

•

David Baltimore, Ph.D., Chairman of our scientific advisory board and Professor of Biology at the California Institute of Technology, received the Nobel Prize in 1975 and is highly regarded as a pioneer in virology and immunology, with his current research investigating the role of microRNAs in immunity. Dr. Baltimore is also a member of our board of directors.

•

David Bartel, Ph.D., Professor of Biology at the Massachusetts Institute of Technology and the Whitehead Institute for Biomedical Research and an investigator at the Howard Hughes Medical Institute, studies microRNA genomics, target recognition and regulatory functions.

•

Gregory Hannon, Ph.D., Professor at the Cold Spring Harbor Laboratory and an investigator at the Howard Hughes Medical Institute, has identified and characterized many of the major biogenesis and effector complexes for microRNA biology.

•	Markus Stoffel, M.D., Ph.D., Professor of Metabolic Diseases at the Swiss Federal Institute of Technology, is focused on microRNA research and the regulation of glucose and lipid metabolism.

•

Thomas Tuschl, Ph.D., Professor and Head of the Laboratory for RNA Molecular Biology at the Rockefeller University and an investigator at the Howard Hughes Medical Institute, discovered many of the mammalian microRNA genes and has developed methods for characterization of small RNAs.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be approved by the FDA before it may be legally marketed in the United States and by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries.

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA for a new drug;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1.   The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2.   The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3.   Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

U.S. review and approval processes

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the drug approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials testing, which involves clinical trials designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar but not identical benefits in the European Union.

Expedited development and review programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for marketing, including a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-approval requirements

Any drug products for which we or our strategic alliance partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Our strategic alliance partners may also utilize third parties for some or all of a product we are developing with such strategic alliance partner. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The U.S. Department of Justice and the U.S. Securities and Exchange Commission, or SEC, have increased their enforcement efforts with respect to the FCPA. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company’s reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.

Federal and state fraud and abuse laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. . Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Also, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes. These laws may impact, among other things, our proposed sales, marketing and education programs.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Most recently, in March 2010 the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business. On June 28, 2012, the US Supreme Court upheld the constitutionality of the PPACA, excepting certain provisions that would have required each state to expand its Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to the PPACA, whether in part or in its entirety. Some states have indicated that they intend to not implement certain sections of the PPACA, and some members of the US Congress are still working to repeal the PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.

Europe / rest of world government regulation

In addition to regulations in the United States, we and our strategic alliance partners will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we or our strategic alliance partners must submit a marketing authorization application. The application used to file the NDA or BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our strategic alliance partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2012, we had 72 employees, of which 66 were full-time employees. Of these full-time employees, 52 employees are engaged in research and development activities and 14 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were originally formed as a limited liability company under the name Regulus Therapeutics LLC in the State of Delaware in September 2007. In January 2009, we converted Regulus Therapeutics LLC to a Delaware corporation and changed our name to Regulus Therapeutics Inc. Our principal executive offices are located at 3545 John Hopkins Court, Suite 210, San Diego, California 92121, and our telephone number is (858) 202-6300.

Our corporate website address is www.regulusrx.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have filed for registration of this trademark in the United States and have registered it in the European Union and Switzerland. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $17.4 million, $7.6 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $60.4 million.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	identifying and validating new microRNAs as therapeutic targets;

•	completing our research and preclinical development of future product candidates;

•	initiating and completing clinical trials for future product candidates;

•	seeking and obtaining marketing approvals for future product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

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

We may need to raise additional funding, which may not be available on acceptable terms, or at all.

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

We expect that our existing cash and cash equivalents, together with interest, will be sufficient to fund our current operations into 2016. However, changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an investigational new drug application, or IND, which may occur as early as 2014, we may have adverse results requiring that we find new product candidates, or our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

We may sell our equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. In particular, we are aware that Santaris Pharma A/S, or Santaris, has initiated reexamination of and filed oppositions to patents owned by Stanford University and licensed to us, in each case relating to miR-122, and has filed oppositions to a patent owned by us relating to miR-122 and to a patent owned by Isis relating to chemical modification of oligonucleotides. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

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

Coverage and adequate reimbursement may not be available for our future product candidates, which could make it difficult for us to sell products profitably.

Market acceptance and sales of any future product candidates that we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize future product candidates that we develop.

In addition, we cannot be certain if and when we will obtain formulary approval to allow us to sell any products that we may develop and commercialize into our target markets. Obtaining formulary approval from hospitals and from payers can be an expensive and time consuming process. Failure to obtain timely formulary approval will limit our commercial success.

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

In addition, in some non-US jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the US and generally tend to be priced significantly lower.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2012, we had 66 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Any future relationships with customers and third party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the US, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile.

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2012, our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 82% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

The requirements of being a public company may strain our resources and divert management’s attention.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We, along with our directors, executive management team, holders of our convertible preferred stock, holders of our convertible notes and our strategic partners, including each of our founding companies, Alnylam and Isis, and each of AstraZeneca, GSK and Sanofi, have agreed that for a period of 365 days after the date of our final prospectus for our initial public offering dated October 4, 2012, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Substantially all of our other stockholders and option holders have agreed to similar obligations for a period of 180 days after the date of our final prospectus for our initial public offering dated October 4, 2012. Subject to certain limitations, approximately 26,902,076 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2012 Equity Incentive Plan which became effective upon the closing of our initial public offering, or the 2012 plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our administrative offices and research laboratory is located in La Jolla, California. As of December 31, 2012, we had a lease for approximately 22,000 square feet for office and laboratory space. Our lease currently expires in June 2017, subject to our option to renew for up to two additional three-year terms. In November 2012, we amended our lease to expand our laboratory and office space by approximately 7,000 square feet, effective May 2013, including the addition of an approximately 3,135 square foot dedicated research and development laboratory. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on October 4, 2012 under the symbol “RGLS.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2012
Fourth Quarter (commencing October 4, 2012)	$6.49	$4.02

Holders of Record

As of February 14, 2013, there were approximately 28 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

The following graph shows a comparison from October 4, 2012 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2012 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on October 4, 2012. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

From January 1, 2012 to June 30, 2012, we granted stock options under our 2009 equity incentive plan to purchase 562,148 shares of common stock to our employees, directors and consultants, having an exercise price of $2.66 per share. In addition, options to purchase 90,210 shares of common stock have been exercised through June 30, 2012 for aggregate consideration of approximately $34,000, at an average exercise price of $0.38 per share.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities.

Use of Proceeds

On October 4, 2012, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-183384) that was declared effective by the SEC on October 4, 2012 and that registered an aggregate of 12,937,500 shares of our common stock for sale to the public at a price of $4.00 per share and an aggregate offering price of $51,750,000. On October 10, 2012 and October 23, 2012, we sold 11,250,000 shares and 1,480,982 shares of our common stock, respectively, to the public at a price of $4.00 per share for an aggregate gross offering price of $50,923,928. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $44.9 million. Concurrently with the completion of our initial public offering, we sold 6,250,000 shares of common stock in a private placement to AstraZeneca at the initial public offering price of $4.00 per share, resulting in net proceeds to the Company of $25.0 million.

We intend to use the net proceeds of our initial public offering and the concurrent private placement for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. However, we have no current commitments or obligations to do so. We cannot currently allocate specific percentages of the net proceeds that we may use for the purposes specified above. Accordingly, we will have broad discretion in the use of the net proceeds from our initial public offering and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. As of December 31, 2012, we have invested the net proceeds from our initial public offering and the concurrent private placement in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6.	Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share data.

	Year ended December 31,
Statement of operations data	2012	2011	2010
Revenues:
Revenue under strategic alliances	$12,700	$13,767	$8,112
Grant revenue	—	22	489

Total revenues	12,700	13,789	8,601
Operating expenses:
Research and development	20,342	17,289	20,178
General and administrative	4,932	3,637	3,921

Total operating expenses	25,274	20,926	24,099

Loss from operations	(12,574)	(7,137)	(15,498)
Loss on extinguishment of debt	(1,738)	—	—
Loss from change in value of convertible note payable	(2,969)	—	—
Interest and other expense, net	(137)	(259)	(91)

Loss before income taxes	(17,418)	(7,396)	(15,589)
Income tax (benefit) expense	(10)	206	(30)

Net loss	$(17,408)	(7,602)	$(15,559)

Net loss per share, basic and diluted(1)	$(2.12)	(85.82)

Shares used to compute basic and diluted net loss per share(1)	8,212,538	88,582

(1)	See Note 2 of our Notes to Financial Statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the share and per share data. No share or per share data have been presented for 2010 since we had no common shares outstanding during that year.

	As of December 31,
Balance sheet data	2012	2011	2010
Cash, cash equivalents and short-term investments	$98,100	$38,144	$54,789
Working capital	86,161	25,816	40,446
Total assets	103,518	42,881	59,703
Convertible notes payable	10,134	10,815	11,227
Convertible preferred stock	—	42,691	42,691
Accumulated deficit	(60,419)	(43,011)	(35,409)
Total stockholders’ equity (deficit)	62,093	(41,494)	(34,695)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. We are currently optimizing anti-miRs in five distinct programs both independently and with our strategic alliance partners, GlaxoSmithKline plc, or GSK, Sanofi and AstraZeneca AB, or AstraZeneca. We anticipate that we will nominate at least two clinical development candidates in 2013 and file two INDs, with the U.S. Food and Drug Administration, or FDA, in 2014.

In April 2008, we entered into a product development and commercialization agreement with GSK. Under the terms of the agreement, we agreed to develop four programs of interest to GSK in the areas of inflammation and immunology and granted GSK an option to obtain an exclusive worldwide license to develop, manufacture and commercialize products in each program. We are responsible for the discovery, optimization and development of anti-miR product candidates in each program through proof-of-concept, defined as the achievement of relevant efficacy and safety endpoints in the first clinical trial designed to show efficacy, safety and tolerability, unless GSK chooses to exercise its option at an earlier stage. Upon entering into the agreement, we received an upfront payment of $15.0 million as an option fee, and GSK loaned $5.0 million to us under a convertible note. In connection with the expansion of the alliance to include miR-122 for the treatment of hepatitis C virus infection, or HCV, in February 2010, GSK made an upfront payment to us of $3.0 million and loaned an additional $5.0 million to us pursuant to a second convertible note. We are eligible to receive up to $144.5 million in preclinical, clinical, regulatory and commercialization milestone payments for each of the four microRNA programs under our alliance with GSK. We are also eligible to receive tiered royalties as a percentage of annual sales which can increase up to the low end of the 10 to 20% range. These royalties are subject to reduction upon the expiration of certain patents or introduction of generic competition into the market, or if GSK is required to obtain licenses from third parties to develop or commercialize products under the alliance. Under our strategic alliance with GSK, we earned a $500,000 milestone payment in each of May 2009 and July 2011.

In June 2010, we entered into a collaboration and license agreement with Sanofi, which we subsequently amended, restated and superseded in July 2012. Under the terms of the agreement, we have agreed to collaborate with Sanofi to develop and commercialize licensed compounds targeting four microRNA alliance targets initially focused in the field of fibrosis and have granted Sanofi an exclusive license to develop and commercialize products under the alliance. The agreement specified that miR-21 would be the first microRNA alliance target in the field of fibrosis. Under the terms of the agreement, we received an upfront payment of $25.0 million, which was allocated to the research programs. In addition, Sanofi purchased $10.0 million of our series B convertible preferred stock. We also received $5.0 million for one year of research and development funding. Subsequently, we received a $5.0 million payment for research and development funding following each of the first and second anniversaries of our entry into the agreement in June 2010. We may be entitled to receive additional annual payments under the agreement to support our work on the research plan. We are also entitled to receive preclinical, clinical, regulatory and commercialization milestone payments of up to $640.0 million in the aggregate for all alliance product candidates. We are also entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the target and the volume of sales. In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we agreed to collaborate with AstraZeneca to identify, research and develop licensed compounds targeting three microRNA alliance targets in the fields of cardiovascular diseases, metabolic diseases and oncology and granted to AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the microRNA alliance targets for all human therapeutic uses. We are responsible for discovery, optimization and development of anti-miR product candidates in each program until the acceptance of an IND or the end of the research term, which extends until the fourth anniversary of the date of the agreement, and may be extended upon mutual written agreement. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of alliance product candidates. Upon entering into the agreement, we became entitled to receive an upfront payment of $3.0 million. We are also entitled to receive preclinical, clinical and commercialization milestone payments of up to $509.0 million in the aggregate for all alliance product candidates. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain limited circumstances. In August 2012 and in conjunction with the agreement, we entered into a Common Stock Purchase Agreement with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of common stock in a concurrent private placement with our initial public offering, at a price per share equal to that which all common stock was sold to the public in such initial public offering. In October 2012, in accordance with the Common Stock Purchase Agreement, we sold AstraZeneca 6,250,000 shares of common stock at a price per share of $4.00.

On October 10, 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to the Company of approximately $39.5 million. Concurrently with the completion of our initial public offering on October 10, 2012, $5.0 million of outstanding principal plus accrued interest of $788,000 underlying a convertible note that we issued to GSK in April 2008 and amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest of $25,000 underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of our initial public offering, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. On October 23, 2012, the underwriters for our initial public offering partially exercised an over-allotment option to purchase 1,480,982 shares of our common stock at $4.00 per share, resulting in net proceeds to us of approximately $5.5 million.

We have devoted substantial resources to developing our microRNA product platform, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through upfront payments from our strategic alliances, the private placement of convertible preferred stock, convertible debt, government grants and our initial public offering. From inception in September 2007 through December 31, 2012, we raised a total of $190.4 million, including:

•	$65.4 million principally from upfront payments from our strategic alliances, preclinical milestones, research funding and government grants;

•	$30.0 million from the sale of equity securities to our founding companies;

•	$50.0 million from the sale of equity and convertible debt securities to our strategic alliance partners; and

•	$45.0 million from the sale of common stock through our initial public offering, net of offering costs of $5.9 million.

We have incurred losses in each year since our inception in September 2007. Our net losses were $17.4 million, $7.6 million and $15.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $60.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	select our clinical development candidates and initiate clinical trials;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific, operational, financial and management personnel; and

•	add operational, financial and management information systems.

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

Since our inception in January 2009, we have grown from 15 research and development personnel to 52 and have spent a total of approximately $66.8 million in research and development expenses through December 31, 2012.

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

Most of our product development programs are at an early stage, and successful development of future product candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, as well as ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance our various programs.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and on occasion income or expense of a non-recurring nature, including changes in debt valuation each reporting period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented the amounts payable to under the convertible notes payable and interest payable under equipment and tenant improvement financing arrangements.

Critical Accounting Policies and Estimates

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

While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies relating to revenue recognition and stock-based compensation are most important to understanding and evaluating our reported financial results.

Revenue recognition

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments under strategic alliance agreements, as well as funding received under government grants. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Strategic Alliance Agreements entered into prior to December 31, 2010

Multiple element arrangements, such as our strategic alliance agreements with GSK, and Sanofi, are analyzed to determine whether the elements within the agreement can be separated or whether they must be accounted for as a single unit of accounting. If the delivered element, which for us is commonly a license or an option to obtain a license in the future, has stand-alone value and the fair value of the undelivered elements, which for us are commonly research and development funding and participation in joint steering committees, can be determined, we recognize revenue separately under the residual method as elements under the arrangement are delivered. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

Strategic Alliance Agreements entered into or materially modified after December 31, 2010

In January 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element agreements entered into or materially modified after December 31, 2010 amends the criteria for separating and allocating consideration in a multiple element agreement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. We did not enter into any significant multiple element agreements or materially modify any existing multiple element agreements during 2011. In June 2012, we materially modified our strategic alliance agreement with GSK and in July 2012, we materially modified our strategic alliance agreement with Sanofi. In August 2012, we entered into new collaboration and license agreements with both Biogen Idec and AstraZeneca.

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

Generally, the milestone events contained in our strategic alliance agreements coincide with the progression of our product candidates from target selection, to clinical candidate selection, to clinical trial, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a product candidate progresses through the stages of its life-cycle, the value of the product candidate generally increases.

Stock-based compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on grant date estimated fair values. We use the accelerated multiple-option approach to allocate compensation cost to reporting periods over each option holder’s requisite service period, which is generally the vesting period. Under the accelerated multiple-option approach, also known as the graded-vesting method, we recognize compensation expense over the requisite service period for each separate vesting tranche of the award as though the award was in substance multiple awards, resulting in more expense being recognized in the earlier vesting period of the options.

We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes model. This estimate is affected by our stock price as well as assumptions, including the risk-free interest rate, expected dividend yield, expected volatility, expected term, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant.

Fair Value Option

Accounting standards for fair value measurements establishes a three-level hierarchy for disclosure of financial instruments measured at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the measurement valuation methodology are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The following three-level fair value hierarchy is based on the transparency of the inputs used to measure the fair value of the financial instruments:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable in determining fair values of the instruments.

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument. In July 2012, we amended and restated the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK note. We used a third party valuation firm to value the 2010 GSK note at the extinguishment date, as of September 30, 2012 and again at December 31, 2012. In future periods, the fair value of the 2010 GSK note will be recorded on a quarterly basis with changes in fair value recorded in non-operating earnings. The 2010 GSK note has been classified in Level 3 within the fair value hierarchy.

The valuation technique applied to the 2010 GSK note uses an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considers the debt and option characteristics of the note. The key inputs to the model are volatility, risk-free rate and credit spread. The absolute stock and strike price are not key inputs because upon an initial public offering, the conversion option was assumed to be set at-the-money. The estimated fair value of the note was based on the probability weighted average of an initial public offering and a non-initial public offering scenario for the initial valuation in July 2012 and subsequent valuation in September 2012. The December 2012 valuation did not consider a probability weighting, as the initial public offering was completed in October 2012. The volatility inputs are based on historical and implied volatility of peer companies. Peer companies are materially consistent with those used previously in our 409A analyses. The risk-free rate inputs are based on the yield of US Treasury Strips as of each date. The credit spread inputs are based on a creditworthiness analysis of the Company and the guarantors of the 2010 GSK Note, as applicable, and market rates for comparable straight debt instruments.

Our significant accounting policies and estimates are more fully described in Note 1 to the Financial Statements.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to the section titled “Recently Issued Accounting Pronouncements” within “The Business, Basis of Presentation and Summary of Significant Accounting Policies” of our Financial Statements.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the years ended December 31, 2012 and 2011, together with the year-over-year changes in those items in dollars (in thousands):

	Years ended December 31,		Change 2012 vs. 2011
	2012	2011	Increase/(Decrease)
Revenue under strategic alliances and grants	$12,700	$13,789	$(1,089)
Research and development expenses	20,342	17,289	3,053
General and administrative expenses	4,932	3,637	1,295

Revenue under strategic alliances and grants

We recognized revenue of $12.7 million for the year ended December 31, 2012 compared to $13.8 million for the year ended December 31, 2011. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi and GSK strategic alliances, which we amortize monthly on a straight-line basis over our estimated period of performance. Revenue recognized from the amortization of payments from the Sanofi strategic alliance was $10.0 million for each of the years ended December 31, 2012 and 2011. Revenue recognized from the amortization of payments from the GSK strategic alliance decreased to $2.0 million for the year ended December 31, 2012 from $3.7 million for the year ended December 31, 2011. This reduction was due to the June 2012 amendment of the collaboration agreement which extended our estimated period of performance and the resulting amortization period, applied on a prospective basis. In addition, we entered into a strategic alliance with AstraZeneca, which included an upfront payment of $3.0 million which will be amortized over an estimated performance period of 48 months. This resulted in approximately $0.3 million in revenue for the year ended December 31, 2012.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the price at which we sell our common stock to the public in such initial public offering. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00 (see Note 10). Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We will recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration.

Research and development expenses

Research and development expenses increased to $20.3 million for the year ended December 31, 2012 compared to $17.3 million for the year ended December 31, 2011. This change was primarily driven by an increase in salaries and related benefits of $1.1 million in response to the incremental research and development personnel required to support the growth in activity within the strategic alliances and collaborations. In conjunction with the increased personnel costs, laboratory supplies and external services costs increased by $1.2 million and $1.6 million, respectively over 2011. These increases were offset by a decrease of approximately $0.8 million in pre-clinical study costs from 2011.

General and administrative expenses

General and administrative expenses increased to $4.9 million for the year ended December 31, 2012 compared to $3.6 million for the year ended December 31, 2011. This change was primarily driven by an increase in salaries and related benefits of $0.9 million, in addition to increases in legal and external service costs of $0.3 million and $0.2 million, respectively, attributable to costs associated with the growth of the business and preparations associated with our initial public offering in October 2012.

Loss on extinguishment of debt

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK, or the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK note. We used a third party valuation firm to value the 2010 GSK note at the extinguishment date and again at December 31, 2012. Based on the valuation, we recorded a $1.7 million loss on extinguishment of debt (the difference between the original $5.0 million carrying value and the fair value) in the statements of operations and comprehensive loss.

Loss from change in value of convertible note payable

Subsequent to the debt extinguishment previously described, changes in the fair value of the 2010 GSK note has been recorded on a periodic basis with changes in fair value recorded in non-operating earnings. We recorded a loss from valuation of convertible notes payable of $3.0 million in the statements of operations and comprehensive loss for the year ended December 31, 2012.

Comparison of the years ended December 31, 2011 and 2010

The following table summarizes the results of our operations for the years ended December 31, 2011 and 2010, together with the year-over-year changes in those items in dollars (in thousands):

	Year ended December 31,		Change 2011 vs. 2010
	2011	2010	Increase/(Decrease)
Revenue	$13,789	$8,601	$5,188
Research and development expenses	17,289	20,178	(2,889)
General and administrative expenses	3,637	3,921	(284)

Revenue under strategic alliances and grants

We recognized revenue of $13.8 million for the year ended December 31, 2011 compared to $8.6 million for the year ended December 31, 2010. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi and GSK strategic alliances, which we amortize monthly on a straight-line basis over our estimated period of performance. Revenue recognized from the amortization of payments from the Sanofi strategic alliance was $10.0 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. Total revenue recognized from upfront payments received from GSK was $3.2 million and $3.1 million for the years ended December 31, 2011 and 2010, respectively. We amortize our upfront payments monthly on a straight-line basis over the period of performance. As a result, in 2010, we amortized six months and ten months of upfront payments from Sanofi and GSK, respectively. In July 2011, we earned a $500,000 milestone payment under our strategic alliance agreement with GSK. In November 2010, we were awarded $489,000 from the United States Department of Treasury for two projects qualifying under the Qualifying Therapeutic Discovery Project Program to support research with the potential to produce new therapies. These awards represent a one-time payment to us, and we do not anticipate any additional funding in the future under the Qualifying Therapeutic Discovery Project Program.

Research and development expenses

Research and development expenses decreased to $17.3 million for the year ended December 31, 2011 compared to $20.2 million for the year ended December 31, 2010. The decrease of approximately $2.9 million is primarily related to a $3.8 million reduction in sublicense fees paid to Alnylam and Isis in 2010 for our Sanofi strategic alliance and a $0.3 million reduction in external services, offset by an increase of $1.1 million in payroll and related benefits related to an increase in research and development personnel.

General and administrative expenses

General and administrative expenses decreased to $3.6 million for the year ended December 31, 2011 compared to $3.9 million for the year ended December 31, 2010. The decrease of approximately $0.3 million is primarily related to a $0.3 million reduction in annual performance bonuses, a $0.3 million reduction in support services received from Isis and a $0.2 million reduction in expenses incurred to secure our strategic alliance with Sanofi, offset by an increase in payroll and related benefits of $0.5 million.

Liquidity and Capital Resources

Since our inception through December 31, 2012, we have raised $190.4 million to fund our operations primarily through upfront payments, research funding and preclinical milestones from our strategic alliances, from government grants and from the sale of our equity and convertible debt securities. Through December 31, 2012, we have received $65.4 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances with GSK and Sanofi and government grants, and $125.0 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012.

As of December 31, 2012, we had approximately $98.1 million in cash and cash equivalents and short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(8,721)	$(15,063)	$12,307
Investing activities	(30,384)	3,324	(21,960)
Financing activities	70,482	(354)	14,693

Operating activities

Net cash used in operating activities decreased to $8.7 million for the year ended December 31, 2012, compared to net cash used in operating activities of $15.1 million for the year ended December 31, 2011. The impact of the increase in net loss of $17.4 million for the year ended December 31, 2012 compared to $7.6 million for the year ended December 31, 2011 was offset in part by the non-cash add-back of approximately $4.7 million in charges associated with the loss on extinguishment of debt and subsequent change in value of the 2010 GSK Note. Proceeds from upfront payments associated with strategic alliances and collaboration agreements increased to $13.0 million for the year ended December 31, 2012, compared to $5.5 million for the year ended December 31, 2011. In 2012, this included $4.3 million in proceeds from the CSPA that was attributed to the collaboration and license agreement with AstraZeneca. As a result, changes in deferred revenue resulted in a net cash inflow of $0.5 million for the year ended December 31, 2012 compared to a net cash outflow of $8.2 million for the year ended December 31, 2011.

Net cash used in operating activities was $15.1 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $12.3 million for the year ended December 31, 2010. The change between years was primarily driven by the receipt of $33.0 million in upfront payments from our strategic alliances with GSK and Sanofi in 2010.

Investing activities

Net cash used in or provided by investing activities for the periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. In the years ended December 31, 2012 and 2010 cash provided by financing activities provided a surplus of cash which was then used to purchase short-term investments. The net investment of short-term investments was $29.0 million and $19.5 million in the years ended December 31, 2012 and 2010, respectively. Investing activities included the net sales and maturities of short-term investments of $3.9 million for the year ended December 31, 2011.

Financing activities

Net cash provided by financing activities was approximately $70.5 million for the year ended December 31, 2012, compared to $0.4 million net cash used in financing activities for the same period in 2011. This increase is a result of net proceeds from our initial public offering and concurrent private placement of our common stock of approximately $65.8 million in October 2012, which excludes $4.3 million in proceeds from the private placement attributed to the collaboration and license agreement with AstraZeneca, in addition to proceeds of $5.0 million from the issuance of a promissory note to Biogen Idec in conjunction with our license and collaboration agreement in August 2012.

Net cash used in financing activities was $0.4 million for the year ended December 31, 2011 compared to cash provided by financing activities of $14.7 million for the year ended December 31, 2010. In 2010, we raised a total of $15.0 million through the issuance of a $5.0 million convertible note to GSK and the issuance of $10.0 million of series B convertible preferred stock to Sanofi.

Future Financing Requirements

We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2012 will be sufficient to meet our anticipated cash requirements into 2016. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our strategic alliance agreements with GSK, Sanofi and AstraZeneca;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual obligations as of December 31, 2012 (in thousands):

	Payments due by period
	Total	2013 <1 year	2014-2015 2-3 Years	2016-2017 4-5 Years	>5 Years
Operating lease obligation relating to facility(1)	$4,523	$732	$2,062	$1,729	—
Principal under convertible notes payable, excluding accrued interest(2)	5,427	—	5,427	—	—

Total	$9,950	$732	$7,489	$1,729	—

(1)	We lease 21,834 square feet for office and laboratory space in La Jolla, California under an operating lease that expires in June 2017. In November 2012, we amended our lease to expand our laboratory and office space by approximately 7,000 square feet, effective May 2013. Obligations under all lease agreements are included in the above table.
(2)	In October 2012, in conjunction with our initial public offering we issued GSK a convertible promissory note, or the Post-IPO GSK Note, in the principal amount of $5.4 million. The Post-IPO GSK Note has a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note may be converted into shares of our common stock s at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share, regardless of the then fair market value of our common stock.

License Agreements

Prior to 2011, our access to the Tuschl 3 patents was derived from agreements between Max-Planck-Innovation GmbH, or Max-Planck, and our founding companies, Alnylam and Isis, for exclusive use in microRNA therapeutics. In April 2011, we entered into a direct, co-exclusive license with Max-Planck. The license provides to us, Alnylam and Isis, co-exclusively, access to the Tuschl 3 patents for therapeutic use. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still subject to a pending application or, alternatively an issued patent, and also upon the volume of annual sales. Reduction in the royalties paid to Max-Planck is made for any third party payments also required to be made with a minimum floor in the low single digits.

In June 2009, we entered into a co-exclusive license for use of the Tuschl 3 patents for diagnostic purposes with Max-Planck. Under the terms of the license, we made an aggregate initial payment to Max-Planck of €175,000 in three installments together with interest, with €75,000 paid in June 2009 and €50,000 plus interest paid in each of June 2010 and December 2010. In addition, we made annual maintenance payments of €10,000 in 2011 and €20,000 in 2012 and will make an increased annual maintenance payment commencing in 2013 and thereafter during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and low double digits in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.

In May 2010, we exclusively licensed patent rights from Julius-Maximilians-Universität Würzburg and Bayerische Patent Allianz GmBH, which we collectively refer to herein as the University of Würzburg, which rights encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. As a license issuance fee, we paid the University of Würzburg €300,000. In addition, upon commercialization of a product, we will pay to the University of Würzburg a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced upon expiration of all patent claims covering the product. We also paid the University of Würzburg a partnership bonus of €200,000 upon entering into our strategic alliance agreement with Sanofi. Under the agreement, beginning January 1, 2020 and ending on the date we receive NDA approval for a licensed product, we will accrue a minimum royalty obligation of €150,000 per year, which will become payable upon approval of an NDA for a licensed product. After approval of an NDA for a licensed product, we will pay the University of Würzburg an annual minimum royalty, which increases in the five years following approval up to a maximum of €3.0 million per year. The minimum royalties are creditable against actual royalties due and payable for the same calendar year.

In August 2005, Alnylam and Isis entered into a co-exclusive license agreement with Stanford University, or Stanford, relating to its patent applications claiming the use of miR-122 to reduce the replication of HCV. Upon our formation, we received access to the Stanford technology as an affiliate of Alnylam and Isis. In July 2009, Isis assigned its rights and obligations under the license agreement to us. We are permitted to sublicense our rights under the agreement in connection with a bona fide partnership seeking to research and/or develop products under a jointly prepared research plan and which also includes a license to our intellectual property or in association with providing services to a sublicensee. In the event we receive an upfront payment in connection with a sublicense, we are obligated to pay to Stanford a one-time payment, the amount of which will vary depending upon the size of upfront payment we receive. We must also make an annual license maintenance payment during the term of the agreement. The maintenance payments are creditable against royalty payments made in the same year. We will be required to pay milestones for an exclusively licensed product which will be payable upon achievement of specified regulatory and clinical milestones in an aggregate amount of up to $400,000. Milestones for a non-exclusively licensed product will be payable upon achievement of the same milestones in an aggregate amount of up to $200,000. Upon commercialization of a product, we will be required to pay to Stanford a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.

In March 2011, we entered into an exclusive license with NYU related to our miR-33 program. Under the terms of the agreement, we paid to NYU an upfront payment of $25,000. An equal additional payment will be required upon issuance of a patent containing a claim of treating or preventing disease. We will be required to make payments to NYU upon achievement of specified clinical and regulatory milestones of up to an aggregate of $925,000. These milestone payments will only be made after issuance of a therapeutic claim under the NYU patent applications. We are also required to pay royalties of a percentage of net sales for any product sold by us or a strategic alliance partner. The royalty rate is in the low single digits and is reduced down to a minimum floor in the event we are required to pay royalties to a third party. In the event we sublicense the NYU patents, NYU is also entitled to receive a percentage of the sublicense income received by us. The percentage payable depends upon the development stage of the program when the sublicense is completed with the highest percentage paid with submission of the first IND. The percentage thereafter declines until completion of the first Phase 2 clinical trial.

We enter into contracts in the normal course of business with contract research organizations for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Regulus Therapeutics Inc.

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regulus Therapeutics Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 19, 2013

Regulus Therapeutics Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$40,552	$9,175
Short-term investments	57,548	28,969
Prepaid and other current assets	829	522

Total current assets	98,929	38,666
Property and equipment, net	3,310	3,110
Intangible assets, net	1,154	980
Other assets	125	125

Total assets	$103,518	$42,881

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$311	$501
Accrued liabilities	658	943
Accrued compensation	1,348	671
Current portion of deferred revenue	10,451	10,735

Total current liabilities	12,768	12,850

Convertible notes payable, at fair value	10,134	—
Convertible note payable	—	10,000
Deferred revenue, less current portion	17,756	16,987
Other long-term liabilities	767	1,847

Total liabilities	41,425	41,684

Series A convertible preferred stock, $0.001 par value; no shares and 25,000,000 shares authorized at December 31, 2012 and 2011, respectively; no shares and 24,900,000 shares issued and outstanding at December 31, 2012 and 2011, respectively; liquidation preference of $$0 and 49,800 at December 31, 2012 and 2011, respectively	—	32,691

Series B convertible preferred stock, $0.001 par value; no shares and 2,500,000 shares authorized at December 31, 2012 and 2011, respectively; no shares and 2,499,999 shares issued and outstanding at December 31, 2012 and 2011, respectively; liquidation preference of $0 and $10,000 at December 31, 2012 and 2011, respectively	—	10,000
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 38,600,000 shares authorized at December 31, 2012 and 2011, respectively, 35,831,808 and 153,184 shares issued and outstanding at December 31, 2012 and 2011,respectively	36	—
Additional paid-in capital	122,528	1,584
Accumulated other comprehensive loss	(52)	(67)
Accumulated deficit	(60,419)	(43,011)

Total stockholders’ equity (deficit)	62,093	(41,494)

Total liabilities and stockholders’ equity	$103,518	$42,881

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Revenue under strategic alliances and collaborations	$12,700	$13,767	$8,112
Grant revenue	—	22	489

Total revenues	12,700	13,789	8,601
Operating expenses:
Research and development	20,342	17,289	20,178
General and administrative	4,932	3,637	3,921

Total operating expenses	25,274	20,926	24,099

Loss from operations	(12,574)	(7,137)	(15,498)
Other income (expense):
Interest and other income	110	129	271
Interest expense	(247)	(388)	(362)
Loss on extinguishment of debt	(1,738)	—	—
Loss from change in value of convertible note payable	(2,969)	—	—

Loss before income taxes	(17,418)	(7,396)	(15,589)
Income tax (benefit) expense	(10)	206	(30)

Net loss	$(17,408)	$(7,602)	$(15,559)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	15	(80)	13

Comprehensive loss	$(17,393)	$(7,682)	$(15,546)

Net loss per share, basic and diluted	$(2.12)	$(85.82)

Shares used to compute basic and diluted net loss per share	8,212,538	88,582

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	24,900,000	$32,691	—	$—	—	$—	$98	$—	$(19,850)	$(19,752)
Issuance of series B convertible preferred stock	—	—	2,499,999	10,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	603	—	—	603
Unrealized gain on short-term investments	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	(15,559)	(15,559)

Balance at December 31, 2010	24,900,000	32,691	2,499,999	10,000	—	—	701	13	(35,409)	(34,695)
Issuance of common stock upon exercise of options	—	—	—	—	153,184	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	825	—	—	825
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	(7,602)	(7,602)

Balance at December 31, 2011	24,900,000	32,691	2,499,999	10,000	153,184	—	1,584	(67)	(43,011)	(41,494)
Issuance of common stock upon exercise of options	—	—	—	—	294,374	—	138	—	—	138
Stock-based compensation expense	—	—	—	—	—	—	1,550	—	—	1,550
Impact of initial public offering on stockholders’ equity (deficit):
Effect of 2-for-1 split on shares of preferred stock	(12,450,000)	—	(1,250,000)	—	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,450,000)	(32,691)	(1,249,999)	(10,000)	13,699,999	14	42,677	—	—	42,691
Initial public offering of common stock, net of $5,886 of offering costs	—	—	—	—	12,730,982	13	45,025	—	—	45,038
Issuance of common stock in private placement concurrently with initial public offering, net	—	—	—	—	6,250,000	6	20,744	—	—	20,750
Conversion of notes payable to common stock	—	—	—	—	2,703,269	3	10,810	—	—	10,813
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(17,408)	(17,408)

Balance at December 31, 2012	—	$—	—	$—	35,831,808	$36	$122,528	$(52)	$(60,419)	$62,093

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(17,408)	$(7,602)	$(15,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,017	911	494
Loss from change in value of convertible note payable	2,969	—	—
Loss on extinguishment of debt	1,738	—	—
Amortization of premium on investments, net	422	551	522
Gain on investments	(28)	(1)	(4)
Stock-based compensation	1,550	825	603
Loss on disposal of long-term assets	36	—	—
Deferred income taxes	—	—	394
Change in operating assets and liabilities:
Prepaid and other current assets	(308)	(136)	(351)
Accounts payable	(189)	(1,345)	574
Accrued compensation	677	(528)	500
Accrued liabilities	(20)	29	(311)
Deferred revenue	486	(8,219)	24,888
Deferred rent and other liabilities	337	452	557

Net cash (used in) provided by operating activities	(8,721)	(15,063)	12,307

Investing activities
Purchases of short-term investments	(62,041)	(50,663)	(43,477)
Maturities and sales of short-term investments	33,083	54,585	23,932
Purchases of property and equipment	(1,151)	(467)	(1,884)
Acquisition of intangibles	(275)	(131)	(531)

Net cash (used in) provided by investing activities	(30,384)	3,324	(21,960)

Financing activities
Proceeds from issuance of convertible notes payable and other long-term obligations	5,000	—	5,046
Proceeds from issuance of series B convertible preferred stock	—	—	10,000
Proceeds from initial public offering and private placement of common stock, net of offering costs	65,788	—	—
Principal payments on other long-term obligations	(445)	(412)	(353)
Proceeds from exercise of common stock options	139	58	—

Net cash provided by (used in) financing activities	70,482	(354)	14,693

Net increase (decrease) in cash and cash equivalents	31,377	(12,093)	5,040
Cash and cash equivalents at beginning of period	9,175	21,268	16,228

Cash and cash equivalents at end of period	$40,552	$9,175	$21,268

Supplemental disclosure of cash flow information
Interest paid	$8	$65	$68

Income taxes paid	$208	$—	$110

Supplemental disclosures of non-cash investing and financing activities Conversion of notes payable to common stock	$10,813	$—	$—

Amounts accrued for property and equipment	$—	$—	$178

Amounts accrued for patent expenditures	$—	$21	$7

Tenant improvement incentives	$—	$—	$644

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

Notes to Financial Statements

1. The Business, Basis of Presentation and Summary of Significant Accounting Policies

Regulus Therapeutics Inc. was originally formed as a Delaware limited liability company under the name Regulus Therapeutics LLC on September 6, 2007, when Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Isis Pharmaceuticals, Inc. (“Isis”) contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Regulus Therapeutics Inc. was converted to a Delaware corporation on January 2, 2009. As used in this report, unless the context suggests otherwise, “the Company,” “our,” “us” and “we” means Regulus Therapeutics Inc.

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state.

Initial Public Offering

On October 10, 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to the Company of $39.5 million. Concurrently with the completion of our initial public offering, we sold 6,250,000 shares of common stock in a private placement to AstraZeneca AB (“AstraZeneca”) at the initial public offering price of $4.00 per share, resulting in net proceeds to the Company of $25.0 million (see Note 5). In addition, $5.0 million of outstanding principal plus accrued interest of $788,000 underlying a convertible note that we issued to GSK in April 2008 and amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest of $25,000 underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. The initial public offering triggered contractual provisions for the automatic conversion upon a Qualified Financing (see Note 4, Note 5 and Note 9). Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. On October 23, 2012, the underwriters for our initial public offering exercised an over-allotment option to purchase 1,480,982 additional shares of our common stock at $4.00 per share, resulting in net proceeds of $5.5 million.

Inclusive of the initial public offering, underwriters’ exercise of their over-allotment option, private placement and note conversion, the Company raised a total of $70.0 million in net proceeds after deducting underwriter discounts and commissions of $3.4 million and other offering expenses of $2.5 million.

Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Revenue Recognition

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments under strategic alliance agreements, as well as

Regulus Therapeutics Inc.

Notes to Financial Statements

funding received under government grants. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Strategic Alliance Agreements entered into prior to December 31, 2010

Multiple element arrangements, such as our strategic alliance agreements with GSK, and Sanofi-Aventis (“Sanofi”), are analyzed to determine whether the elements within the agreement can be separated or whether they must be accounted for as a single unit of accounting. If the delivered element, which for us is commonly a license or an option to obtain a license in the future, has stand-alone value and the fair value of the undelivered elements, which for us are commonly research and development funding and participation in joint steering committees, can be determined, we recognize revenue separately under the residual method as elements under the arrangement are delivered. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

Strategic Alliance Agreements entered into or materially modified after December 31, 2010

In January 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element agreements entered into or materially modified after December 31, 2010 amends the criteria for separating and allocating consideration in a multiple element agreement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. We did not enter into any significant multiple element agreements or materially modify any existing multiple element agreements during 2011. In June 2012, we materially modified our strategic alliance agreement with GSK and in July 2012, we materially modified our strategic alliance agreement with Sanofi. In August 2012, we entered into new collaboration and license agreements with both Biogen Idec MA Inc. (“Biogen Idec”) and AstraZeneca (see Note 5).

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

Regulus Therapeutics Inc.

Notes to Financial Statements

Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations. The adoption of this guidance did not materially change our previous method for recognizing milestone payments.

Generally, the milestone events contained in our strategic alliance agreements coincide with the progression of our product candidates from target selection, to clinical candidate selection, to clinical trial, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a product candidate progresses through the stages of its life-cycle, the value of the product candidate generally increases.

Grant Revenue

We recognize revenue from government and private agency grants as the related research expenses are incurred and to the extent that funding is approved. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Stock-based compensation of $1.6 million, $0.8 million and $0.6 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, non-cash stock-based compensation, license fees, laboratory supplies and associated overhead and facilities costs. In certain circumstances, we make non-refundable advance payments to purchase goods and services for future use in research and development activities pursuant to contractual arrangements. In those instances, we defer and recognize an expense in the period that we receive or consume the goods or services.

Regulus Therapeutics Inc.

Notes to Financial Statements

Income Taxes

We follow the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Fair Value Option

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument.

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK (“2010 GSK note”), which was accounted for as a debt extinguishment of the original note. We elected to measure the amended note under the fair value option. The difference between the carrying value of the original note and the fair value of the amended note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the amended note is recorded as gain (loss) from valuation of convertible note payable to non-operating earnings.

Cash and Cash Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of 90 days or less at the date of purchase as cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments.

Short-Term Investments

We carry short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Our short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy. We record unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). We determine the realized gains or losses of available-for-sale securities using the specific identification method and include net realized gains and losses in interest income.

At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2012 and 2011.

Regulus Therapeutics Inc.

Notes to Financial Statements

Property and Equipment

We carry our property and equipment at cost, which consists of lab equipment, computer equipment and software, furniture and fixtures and leasehold improvements. Property and equipment is depreciated using the straight-line method over the estimated useful lives (generally three to five years). Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.

Intangibles

We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off any of these costs. We amortize patent costs over their estimated useful lives of 10 years, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 8 years at December 31, 2012.

We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is between nine and 10 years.

Impairment of Long-Lived Assets

We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk on our cash. We maintain our cash equivalents and short-term investments with two financial institutions with high credit standings. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment operating primarily in the United States.

Regulus Therapeutics Inc.

Notes to Financial Statements

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Our only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss and as a separate component of the statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.

Reclassifications

Certain current and non-current liabilities in prior period financial statements have been reclassified or consolidated to conform to the current period presentation. These reclassifications had no impact on our statements of operations, statements of preferred stock and stockholders’ equity or statements of cash flows.

Recent Accounting Pronouncements

In June 2011 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. Retrospective adoption is required. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it was effective for our calendar year beginning January 1, 2012. This standard was adopted as of January 1, 2012 and the retrospective application of this standard did not have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

2. Net Loss Per Share

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

Regulus Therapeutics Inc.

Notes to Financial Statements

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years ended December 31,
	2012	2011
Convertible preferred stock outstanding	—	13,699,999
Common stock options	1,883,311	2,338,250
Convertible note payable	1,366,787	—

Total	3,250,098	16,038,249

In October 2012, all convertible preferred stock converted in conjunction with our initial public offering. For the year ended December 31, 2011 we had convertible notes payable outstanding of $10.0 million that were convertible into convertible preferred stock upon the occurrence of various future preferred stock financing events at prices that were not determinable until the occurrence of the future events. As such, we have excluded those convertible notes payable from the table above. For the year ended December 31, 2012 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder. Those shares are included for the year ended December 31, 2012.

For the year ended December 31, 2010 we did not have any common stock outstanding and therefore did not perform a net loss per share calculation.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of December 31, 2012, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2012			Gains	Losses
Corporate debt securities	2 or less	$44,898	$7	$(49)	$44,856
Commercial paper	2 or less	6,492	—	—	6,492
Certificates of deposit	1 or less	6,200	0	—	6,200

Total		$57,590	$7	$(49)	$57,548

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2011			Gains	Losses
Corporate debt securities	2 or less	$13,139	$5	$(74)	$13,070
Debt securities of U.S. government-sponsored agencies	1 or less	7,779	3	—	7,782
Commercial paper	1 or less	4,599	—	(1)	4,598
Certificates of deposit	2 or less	3,519	—	—	3,519

Total		$29,036	$8	$(75)	$28,969

4. Fair Value Measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Regulus Therapeutics Inc.

Notes to Financial Statements

Applicable accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. The guidance prioritizes the inputs used in measuring the fair value into the following hierarchy:

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011(in thousands):

	Fair value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,363	$39,363	$—	$—
Corporate debt securities	44,856	—	44,856	—
Commercial paper	6,492	—	6,492	—
Certificates of deposit	6,200	—	6,200	—

	$96,911	$39,363	$57,548	$—
Liabilities:
Convertible notes payable	$10,134	$—	$—	$10,134

	Fair value as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$8,078	$7,478	$600	$—
Certificates of deposit	3,519	—	3,519	—
Commercial paper	4,598	—	4,598	—
Corporate debt securities	13,070	—	13,070	—
Debt securities of U.S. government-sponsored agencies	7,782	—	7,782	—

	$37,047	$7,478	$29,569	$—

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table presents a reconciliation of the liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from December 31, 2011 to December 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$—
Transfer into Level 3 from election of fair value option and reclassification of accrued interest	7,165
Change in estimated fair value of convertible notes payable	2,969

Balance at December 31, 2012	$10,134

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

In July 2012, we amended and restated the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK note. We used a third party valuation firm to value the 2010 GSK note at the extinguishment date and again at December 31, 2012. Based on the valuation, we recorded a $1.7 million loss on extinguishment of debt (the difference between the original $5.0 million carrying value and the fair value) on the statements of operations and comprehensive loss. In future periods, the fair value of the 2010 GSK note will be recorded on a quarterly basis with changes in fair value recorded in non-operating earnings. We recorded a loss from valuation of convertible notes payable of $3.0 million on the statements of operations and comprehensive loss for the year ended December 31, 2012.

The third-party valuation firm used an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of July 27, 2012 and December 31, 2012 were volatility (75%), risk-free rate (0.15%-0.71% and 0.10%-0.75%, respectively), and credit spread (11.0% and 9.5%, respectively). The absolute stock and strike price were not key inputs because upon an initial public offering, the conversion option was assumed to be set at-the-money. The estimated fair value of the note was based on the probability weighted average of an initial public offering and a non-initial public offering scenario for the July 27, 2012 valuation. The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used previously in our 409A analyses. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and the guarantors of the 2010 GSK Note, as applicable, and market rates for comparable straight debt instruments.

At December 31, 2012, the fair value of the note is approximately $10.1 million, and is classified as “Convertible note payable, at fair value” on the balance sheet.

Regulus Therapeutics Inc.

Notes to Financial Statements

5. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaboration (in thousands):

	Year ended December 31,
	2012	2011	2010
Sanofi-Aventis	$10,030	$10,033	$5,000
GSK	1,996	3,734	3,112
AstraZeneca	559	—	—
Biogen Idec	115	—	—

Total	$12,700	$13,767	$8,112

GSK

In June 2012, the product development and commercialization agreement with GSK was amended to extend the target selection period for the fourth collaboration target under the agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represents our new estimated performance period under the amended agreement.

Immuno-Inflammatory Alliance

The immuno-inflammatory alliance includes contractual milestones. If all the product candidates are successfully developed and commercialized through pre-agreed sales targets we could receive milestone payments up to $432.5 million, including up to $15.5 million for preclinical milestones, up to $87.0 million for clinical milestones, up to $150.0 million for regulatory milestones and up to $180.0 million for commercialization milestones. We are also entitled to receive tiered royalties as a percentage of annual sales which can increase up to the low end of the 10 to 20% range. In July 2011, we earned a milestone payment under the immuno-inflammatory alliance, and recognized revenue of $0.5 million.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK based on the new authoritative guidance for milestones and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $0.5 million upon the selection of a fourth microRNA target and $5.0 million upon the selection of a development candidate for each of the selected three targets. We can also earn the following clinical milestones for each

Regulus Therapeutics Inc.

Notes to Financial Statements

Hepatitis C Virus (“HCV”) Alliance

The HCV alliance includes contractual milestones. If the HCV program is successful, we could receive milestone payments up to $144.0 million, including up to $5.0 million for preclinical milestones, up to $29.0 million for clinical milestones, up to $50.0 million for regulatory milestones and up to $60.0 million for commercialization milestones. In addition, we will receive up to double-digit royalties on sales from any product that GSK successfully commercializes under this alliance.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK based on the new authoritative guidance for milestones and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.0 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

Sanofi-Aventis

In July 2012, we amended and restated our collaboration and license agreement with Sanofi-Aventis (“Sanofi”) to expand the potential therapeutic applications of the microRNA alliance targets to be developed under such agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance agreement with Sanofi should be treated as a single unit of accounting because the delivered elements did not have stand-alone value to Sanofi. The following three elements were delivered as part of the strategic alliance with Sanofi: (1) a license for up to four microRNA targets; (2) an option to obtain a license for optional microRNA compounds; and (3) an option to a research license under the Technology Alliance. As a result of our assessment, we continue to recognize the upfront payment over five years, which continues to represent our estimated performance period under the amended agreement.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with Sanofi based on the new authoritative guidance for milestones and determined that the preclinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $5.0 million upon the selection of each of the three remaining microRNA targets; and $15.0 million upon the filing of an IND for each of the four microRNA targets.

Regulus Therapeutics Inc.

Notes to Financial Statements

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

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the strategic alliance agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan. If all three targets are successfully developed and commercialized through pre-agreed sales targets we could receive milestone payments up to $509.0 million, including up to $10.0 million for preclinical milestones, up to $129.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

We have evaluated the contingent event-based payments under our strategic alliance agreement with AstraZeneca based on the new authoritative guidance for milestones and determined that the preclinical payments meet the definition of substantive milestones because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $5.0 million for selection of a development candidate for microRNA-33 (within a more limited time period) and $2.5 million for selection of a development candidate for each of the other two targets.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the price at which we sell our common stock to the public in such initial public offering. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00 (see Note 10). Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a

Regulus Therapeutics Inc.

Notes to Financial Statements

presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We will recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec have agreed to collaborate on microRNA biomarkers for multiple sclerosis, or MS. Under the terms of the agreement, we granted Biogen Idec an exclusive, royalty free, worldwide license to our interest in the collaboration intellectual property for the purpose of commercializing non-microRNA products for the treatment, diagnosis and prevention of MS and non-MS diseases and disorders. We also granted Biogen Idec an exclusive, royalty-free, worldwide license, with the right to sublicense, to our interest in the collaboration intellectual property (and a non-exclusive license to our background intellectual property) for the purpose of commercializing products for the diagnosis of MS. We also granted Biogen Idec a right of first negotiation on certain commercial transactions relating to microRNA products which utilize intellectual property developed during the collaboration. Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We are also eligible to receive research milestone payments of up to an aggregate of approximately $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which is approximately two years based on the expected term of the research and development plan.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec based on the new authoritative guidance for milestones and determined that the research payments meet the definition of substantive milestones because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. We can earn the following research milestones: $0.25 million for identification of a microRNA biomarker; $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the completion of a longitudinal study of patient samples on MS therapy.

Concurrently with the collaboration and license agreement, we entered into a note purchase agreement with Biogen Idec, pursuant to which we issued Biogen Idec a convertible promissory note in the principal amount of $5.0 million. The $5.0 million note plus accrued interest converted into 1,256,232 shares of our common stock upon the closing of our initial public offering in October 2012 at a conversion price of $4.00 per share.

Regulus Therapeutics Inc.

Notes to Financial Statements

6. Property and Equipment, net

The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2012	2011
Laboratory equipment	$4,583	$3,416
Computer equipment and software	114	114
Furniture and fixtures	93	93
Leasehold improvements	751	731
Construction in progress	211	253

	5,752	4,607
Less accumulated depreciation and amortization	(2,442)	(1,497)

Property and equipment, net	$3,310	$3,110

Depreciation and amortization of property, equipment and leasehold improvements of $0.9 million, $0.8 million and $0.5 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

7. Intangible Assets, net

The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2012	2011
Patents	$913	$669
Licenses	404	404

	1,317	1,073
Accumulated amortization	(163)	(93)

Intangibles, net	$1,154	$980

Intangible asset amortization of $0.1 million, $0.1 million and $0.0 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.

8. Commitments and Contingencies

Operating Lease

In March 2010, we entered into an operating lease to rent laboratory and office space in La Jolla, California. The lease commenced in July 2010 and expires in June 2017. We have an option to terminate and cancel the lease in June 2015 upon six months’ written notice to our landlord. We also have two options to extend the lease for successive three-year periods. Although rent payments did not commence until July 2010, we took possession of the facility in April 2010 in order to begin construction of the leasehold improvements. In connection with the lease, we were provided a tenant incentive of $100,000 which was used to construct a leasehold improvement. In addition, we were provided a tenant improvement allowance of approximately $0.6 million, which was used to fund additional leasehold improvements. We were obligated to repay our landlord the tenant improvement

Regulus Therapeutics Inc.

Notes to Financial Statements

allowance, plus interest at a fixed rate of 6.5%, on a monthly basis over the seven-year term of the lease. In January 2011, our lease was amended to memorialize the payback of the allowance into our base rent. The future minimum payment summary below includes our amended base rents over the remaining period of the lease agreement.

We recognize minimum rent payments and escalation clauses on a straight-line basis over the lease term of April 2010 through June 2017. Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $0.6 million, $0.5 million and $0.4 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent at December 31, 2012 and 2011 was approximately $0.5 million and $0.4 million, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred.

In November 2012, we amended our operating lease to expand our laboratory and office space by approximately 7,000 square feet, including the addition of an approximately 3,135 square foot dedicated research and development laboratory. Lease payments for this additional space will begin October 2013. The minimum rent payments for the space currently under lease and other terms and conditions of our existing operating lease were not affected by this amendment. Future minimum rent payments on our new lease are included in the table below.

As of December 31, 2012, future annual minimum lease payments for our operating leases are as follows (in thousands):

2013	$732
2014	995
2015	1,067
2016	1,140
2017	589
Thereafter	—

$4,523

License Agreements

We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.

Equipment Financing Arrangement

In September 2009, we entered into a loan agreement with RBS Asset Finance for a three-year note payable, up to $1.0 million, collateralized by certain laboratory equipment we owned at the time. Concurrently with the execution of the loan agreement, we made an initial borrowing thereunder in the amount of $1.0 million, which was used primarily to purchase additional laboratory equipment. The note bears interest at a fixed rate of 5.9%, with principal and interest payable monthly. As of December 31, 2012, there was no balance outstanding under this agreement.

9. Convertible Notes Payable

As part of our strategic alliance with GSK established in April 2008, we issued a three-year convertible note in exchange for $5.0 million (“2008 GSK Note”). In February 2010 and in connection with the subsequent

Regulus Therapeutics Inc.

Notes to Financial Statements

expansion of that strategic alliance, we issued the 2010 GSK Note. In February 2011, the due date of the first convertible note payable was amended to February 2013, which then aligned the terms of the two $5.0 million convertible notes. In July 2012, we further amended these notes (see below).

Both convertible notes accrued interest at the prime rate as published by The Wall Street Journal at the beginning of each calendar quarter, which at December 31, 2011 was 3.25%. At December 31, 2011, the aggregate unpaid principal on the two notes was $10.0 million and aggregate accrued but unpaid interest was $1.1 million.

2012 Amendment of the 2008 GSK Note

In July 2012, we amended and restated the 2008 GSK Note. We accounted for the amended and restated note as a debt modification. The amended and restated note provided that the principal amount plus interest under the note will, upon completion of our initial public offering in which we receive a minimum level of proceeds from new investors or that results in certain of our current stockholders together owning less than 50% of our voting securities, automatically convert into shares of our common stock at the initial public offering price. The $5.0 million note plus accrued interest converted into 1,447,037 shares of our common stock upon the closing of our initial public offering in October 2012 at a conversion price of $4.00 per share.

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated our 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). The Post-IPO GSK Note would be equivalent to the aggregate amount of principal and accrued but unpaid interest as of the initial public offering date. The amended and restated 2010 GSK Note would then be simultaneously cancelled and obligations thereto would be terminated.

In October 2012, in conjunction with our initial public offering, the Post-IPO GSK Note was established in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The Post-IPO GSK Note has a maturity date of three years from the anniversary date of the agreement, or October 2015. At GSK’s option, the Post-IPO GSK Note shall be convertible into shares of common stock of Regulus at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share.

We accounted for the amended and restated 2010 GSK Note as a debt extinguishment and recorded a loss on the extinguishment of debt of $1.7 million. Concurrently with the debt extinguishment, we elected the fair value option for the amended and restated 2010 GSK Note. As of December 31, 2012, the fair value of the Post-IPO GSK was $10.1 million, and is classified as “Convertible note payable, at fair value” on the balance sheet.

Note payable to Biogen Idec

In August 2012, we entered into a note purchase agreement with Biogen Idec, pursuant to which we issued Biogen Idec a convertible promissory note in the principal amount of $5.0 million. The $5.0 million note plus accrued interest converted into 1,256,232 shares of our common stock upon the closing of our initial public offering in October 2012 at a conversion price of $4.00 per share.

Regulus Therapeutics Inc.

Notes to Financial Statements

10. Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

Reverse stock split

On September 7, 2012, our board of directors approved a one-for-two reverse stock split of our common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split of our common stock for all periods presented.

Convertible Preferred Stock

Prior to the conversion in the initial public offering in October 2012, our convertible preferred stock was classified as temporary equity on the accompanying balance sheets instead of in stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of our control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock can cause its redemption.

Prior to our initial public offering, we were authorized to issue 27,500,000 shares of convertible preferred stock, of which 25,000,000 and 2,500,000 of the authorized shares are designated for the Convertible Series A Preferred Stock (“Series A Preferred Stock”) and the Convertible Series B Preferred Stock (“Series B Preferred Stock”), respectively. As of December 31, 2011, the number of outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock was 24,900,000 and 2,499,999, respectively. As of December 31, 2012, all Series A Preferred Stock and Series B Preferred Stock had converted to common stock in conjunction with the initial public offering. Following our initial public offering, we filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock.

Series A Convertible Preferred Stock

In January 2009, we issued 14,900,000 shares of Series A Preferred Stock to Alnylam and Isis as part of our legal conversion from a limited liability company, or LLC, to a corporation. At the time of conversion, the number of shares issued to, and subsequent ownership by, Alnylam and Isis reflected their respective ownership percentages in the LLC.

In March 2009, we issued 10,000,000 shares of Series A Preferred Stock for proceeds of $20.0 million. Alnylam and Isis were the sole and equal investors in this financing.

Series B Convertible Preferred Stock

In October 2010, as part of the strategic alliance with Sanofi, we issued 2,499,999 shares of Series B Preferred Stock to Aventis Holdings, Inc., or Aventis, for proceeds of $10.0 million.

Common Stock

As of December 31, 2012, there were 35,831,808 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors. Following our initial public offering, we filed an amended and restated certificate of incorporation to authorize 200,000,000 shares of common stock.

Regulus Therapeutics Inc.

Notes to Financial Statements

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2012:

Common stock options outstanding	4,661,549
Common stock options available for future grant	946,403
Employee Stock Purchase Plan	150,000
Convertible note payable (Post-IPO GSK Note)	1,366,787

Total common shares reserved for future issuance	7,124,739

The combined total number of shares reserved for issuance under the 2009 Plan and 2012 Plan is 946,403 shares as of December 31, 2012. The following table summarizes our stock option activity under the 2009 Plan and 2012 Plan for the year ended December 31, 2012 (in thousands, except per share and contractual term data):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2011	3,304	$0.80
Granted	1,910	$4.07
Exercised	(294)	$0.47
Canceled/forfeited/expired	(258)	$2.18

Options outstanding at December 31, 2012	4,662	$2.08	7.89	$19,665

Vested or expected to vest at December 31, 2012	4,576	$2.05	7.86	$19,453

Exercisable at December 31, 2012	2,265	$0.71	6.44	$12,668

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.97, $1.14 and $0.26, respectively.

The total intrinsic value of stock options exercised was $0.8 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively. No options were exercised during the year ended December 31, 2010. Cash received from the exercise of stock options was approximately $0.1 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

The assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year ended December 31,
	2012	2011	2010
Employee Stock Options:
Risk-free interest rate	0.9%	2.3%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	73.4%	72.9%	80.6%
Expected term (years)	6.1	6.1	6.1

Risk-free interest rate — We base the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Regulus Therapeutics Inc.

Notes to Financial Statements

Expected dividend yield — We base the expected dividend yield assumption on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

Expected volatility — The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term — The expected term represents the period of time that options are expected to be outstanding. Because we do not have historic exercise behavior, we determine the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Forfeitures — We reduce stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation is reflected in the statement of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$912	$557	$403
General and administrative	638	268	200

Total	$1,550	$825	$603

The total compensation cost related to non-vested awards not yet recognized was $4.6 million as of December 31, 2012. The weighted-average period over which this expense is expected to be recognized is approximately 1.8 years.

Employee Stock Purchase Plan

In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2012 a maximum of 150,000 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2012 Purchase Plan.

11. Defined Contribution Plan

In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We have elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary. We made $0.1 million, $0.1 million and $0.1 million in matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

Regulus Therapeutics Inc.

Notes to Financial Statements

12. Income Taxes

The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$—	$205	$—
State	1	1	14

	1	206	14

Deferred:
Federal	(11)	—	(44)
State	—	—	—

	(11)	—	(44)

Income tax (benefit) expense	$(11)	$206	$(30)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2012	2011	2010
Expected income tax benefit at federal statutory tax rate	$(5,923)	$(2,522)	$(5,267)
State income taxes, net of federal benefit	(1,016)	(432)	(903)
Tax credits	(423)	(683)	(961)
Government grant	—	(7)	(166)
Change in fair value of convertible note payable	1,183	—	—
Loss on debt extinguishment	692	—	—
Change in valuation allowance	5,386	3,058	6,733
Prior year true-up	(368)	333	—
Other	459	459	534

Income tax (benefit) expense	$(10)	$206	$(30)

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryovers	$8,528	$1,266
Research and development tax credits	1,983	1,303
Deferred revenue	7,322	10,047
Intangibles and property and equipment basis difference	1,213	939
Other	459	459

Total deferred tax assets	19,505	14,014
Total deferred tax liabilities	(226)	(120)

Net deferred tax asset	19,279	13,894
Valuation allowance	(19,279)	(13,894)

Net deferred tax asset	$—

Regulus Therapeutics Inc.

Notes to Financial Statements

For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to fully offset the net deferred tax asset of $19.3 million.

As of December 31, 2012, we had federal and California tax net operating loss carryforwards of $19.9 million and $30.1 million, respectively, which begin to expire in 2031. As of December 31, 2012, we also had federal and California research and development tax credit carryforwards of $1.5 million and $1.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely.

The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the Act) limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2011	$406
Increases for prior year tax positions	50
Increases for current year tax positions	113

Unrecognized tax benefits at December 31, 2012	$569

Included in the balance of unrecognized tax benefits at December 31, 2012, is $0.6 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

We are subject to taxation in the United States and California. We are subject to income tax examination by tax authorities in those jurisdictions for 2007 and forward.

It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2012 and 2011, we have not recognized any interest or penalties related to income taxes.

13. Related-Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

License and Collaboration Agreement

In September 2007, we entered into a license and collaboration agreement with Alnylam and Isis, which we subsequently amended, restated and superseded in January 2009 to reflect our conversion to a corporation. Under the agreement, both Alnylam and Isis granted us the exclusive right to use technology, know-how, patents and other intellectual property rights related to the design, development and manufacture of microRNA therapeutic applications. The licenses granted to us are royalty-bearing and sub-licensable. Alnylam and Isis retain rights to

Regulus Therapeutics Inc.

Notes to Financial Statements

develop and commercialize on pre-negotiated terms microRNA therapeutic products that we decide not to develop either for ourself or with a strategic alliance partner. In June 2010, the parties amended the agreement to modify the terms related to upfront and milestone payments that we may receive under our strategic alliance agreement with Sanofi. Pursuant to the amendment, in exchange for a reduction in the royalties payable by us to Alnylam and Isis, each of Alnylam and Isis will receive 7.5% of any future milestone payments we receive from Sanofi.

Services Agreement

In September 2007, we entered into a services agreement with Alnylam and Isis. Under the services agreement, Alnylam and Isis provide us certain research and development services and/or other services, including, without limitation, general and administrative support services, business development services, and intellectual property prosecution and enforcement services, as specifically contemplated by the operating plan. As compensation for the services provided during 2007 and 2008, we paid Alnylam and Isis an annual rate for each full-time equivalent (the FTE rate) plus out-of-pocket expenses.

As part of our conversion to a corporation, in January 2009, we, Alnylam and Isis amended and restated the services agreement. If requested by us, Alnylam will provide services to us at the annual FTE rate. In addition, Isis will continue to provide us specific research and development services and/or other services, including, without limitation, general and administrative support services, occupancy costs, and intellectual property prosecution and enforcement services, in accordance with an operating plan agreed upon by us, Alnylam and Isis. Isis will charge us its prorated share of Isis’ costs to provide such services.

The following table summarizes the amounts included in our operating expenses, which resulted from our activities with Alnylam (in thousands):

	Years ended December 31,
	2012	2011	2010
Services performed by Alnylam	$—	$—	$28
Out-of-pocket expenses paid by Alnylam	2	8	20
Sub-license fees paid to Alnylam	—	—	1,875

Total	$2	$8	$1,923

The following table summarizes the amounts included in our operating expenses, which resulted from our activities with Isis (in thousands):

	Years ended December 31,
	2012	2011	2010
Services performed by Isis	$—	$557	$2,511
Out-of-pocket expenses paid by Isis	—	695	997
Sub-license fees paid to Isis	—	—	1,925

Total	$—	$1,252	$5,433

Regulus Therapeutics Inc.

Notes to Financial Statements

14. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2012 and 2011 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2012:
Revenues	$3,344	$3,309	$2,809	$3,238
Operating expenses	5,525	5,867	6,341	7,541
Net loss	(2,248)	(2,599)	(5,685)	(6,876)
Basic and diluted net loss per share(1)	$(13.06)	$(10.78)	$(15.98)	$(0.22)

2011:
Revenues	$3,308	$3,309	$3,809	$3,363
Operating expenses	5,460	5,446	4,782	5,238
Net loss	(2,289)	(2,253)	(1,045)	(2,015)
Basic and diluted net loss per share(1)	$(45.64)	$(28.98)	$(11.68)	$(14.81)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

15. Subsequent Events

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events that may require disclosure and/or adjustment of the financial statements as of the balance sheet date. We have completed this evaluation of all events through the issuance date of these financial statements and have determined that no subsequent matter requires disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2013 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.regulusrx.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	Executive Compensation

The information required by this item will be set forth in the section headed “Executed Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Transactions With Related Persons” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1*	Form of Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.2*	Regulus Therapeutics Inc. 2009 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.3*	2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.4*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.5*	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.6*	Amended and Restated Employment Agreement between the Registrant and Kleanthis G. Xanthopoulos, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.7*	Amended and Restated Employment Agreement between the Registrant and Garry E. Menzel, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.8*	Employment Agreement between the Registrant and Neil W. Gibson, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.9	Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated March 19, 2010 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.10	First Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated April 26, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.11	Second Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated January 26, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.12	Third Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated February 27, 2012 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.13	Fourth Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated November 19, 2012.

10.14†	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.15	Amendment Number One to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 7, 2010 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.16	Amendment Number Two to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.17	Investor Rights Agreement between the Registrant and Aventis Holdings, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.18†	Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.19†	Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 10, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.20†	Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 25, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.21†	Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated April 17, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.22†	Amendment #1 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.23†	Amendment #2 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 16, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.24†	Amendment #3 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 30, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.25†	Exclusive License and Nonexclusive Option Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.26†	Co-Exclusive License Agreement among the Board of Trustees of the Leland Stanford Junior University, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.27	Assignment Agreement between the Registrant and Isis Pharmaceuticals, Inc., dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.28†	License Agreement between the Registrant and Max-Planck-Innovation GmbH, dated June 5, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.29†	Amended and Restated License Agreement among Max-Planck-Innovation GmbH, the Registrant, Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc., dated April 18, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.30†	NYU-Regulus License Agreement by and between the Registrant and New York University, dated March 28, 2011 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.31†	Exclusive Patent License Agreement between the Registrant and Bayerische Patent Allianz GmbH, dated May 18, 2010 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.32†	Amended and Restated Collaboration and License Agreement between the Registrant and Sanofi, dated July 16, 2012 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.33†	Non-Exclusive Technology Alliance and Option Agreement between the Registrant and Sanofi, dated June 21, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.34	Amended and Restated Convertible Promissory Note No. 1 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.35	Amended and Restated Convertible Promissory Note No. 2 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.36†	Amendment #4 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 29, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.37	Amendment Number Three to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated July 24, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.38†	Collaboration and License Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.39	Common Stock Purchase Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.40†	Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.41	Note Purchase Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.42	Convertible Promissory Note made by the Registrant in favor of Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.43	Investor Rights Agreement, dated October 10, 2012, between AstraZeneca AB and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.44	Convertible Promissory Note, dated October 10, 2012, made by the Registrant in favor of Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	Indicates management contract or compensatory plan.

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Regulus Therapeutics Inc.
Date: February 19, 2013	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kleanthis G. Xanthopoulos, Ph.D. and Garry E. Menzel, Ph.D., and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kleanthis G. Xanthopoulos Kleanthis G. Xanthopoulos, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 19, 2013

/s/ Garry E. Menzel Garry E. Menzel, Ph.D.	Chief Operating Officer and EVP, Finance (Principal Financial Officer and Principal Accounting Officer)	February 19, 2013

/s/ John M. Maraganore John M. Maraganore, Ph.D.	Chairman of the Board of Directors	February 19, 2013

/s/ David Baltimore David Baltimore, Ph.D.	Director	February 19, 2013

/s/ Bruce L.A. Carter Bruce L.A. Carter, Ph.D.	Director	February 19, 2013

/s/ Stelios Papadopoulos Stelios Papadopoulos, Ph.D.	Director	February 19, 2013

/s/ B. Lynne Parshall B. Lynne Parshall	Director	February 19, 2013

/s/ Douglas E. Williams Douglas E. Williams, Ph.D.	Director	February 19, 2013

/s/ Mark G. Foletta Mark G. Foletta	Director	February 19, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1*	Form of Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.2*	Regulus Therapeutics Inc. 2009 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.3*	2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.4*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.5*	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.6*	Amended and Restated Employment Agreement between the Registrant and Kleanthis G. Xanthopoulos, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.7*	Amended and Restated Employment Agreement between the Registrant and Garry E. Menzel, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.8*	Employment Agreement between the Registrant and Neil W. Gibson, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.9	Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated March 19, 2010 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.10	First Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated April 26, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.11	Second Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated January 26, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.12	Third Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated February 27, 2012 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.13	Fourth Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated November 19, 2012.

10.14†	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.15	Amendment Number One to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 7, 2010 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.16	Amendment Number Two to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.17	Investor Rights Agreement between the Registrant and Aventis Holdings, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.18†	Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.19†	Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 10, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.20†	Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 25, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.21†	Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated April 17, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.22†	Amendment #1 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.23†	Amendment #2 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 16, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.24†	Amendment #3 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 30, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.25†	Exclusive License and Nonexclusive Option Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.26†	Co-Exclusive License Agreement among the Board of Trustees of the Leland Stanford Junior University, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.27	Assignment Agreement between the Registrant and Isis Pharmaceuticals, Inc., dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.28†	License Agreement between the Registrant and Max-Planck-Innovation GmbH, dated June 5, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.29†	Amended and Restated License Agreement among Max-Planck-Innovation GmbH, the Registrant, Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc., dated April 18, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.30†	NYU-Regulus License Agreement by and between the Registrant and New York University, dated March 28, 2011 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.31†	Exclusive Patent License Agreement between the Registrant and Bayerische Patent Allianz GmbH, dated May 18, 2010 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.32†	Amended and Restated Collaboration and License Agreement between the Registrant and Sanofi, dated July 16, 2012 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.33†	Non-Exclusive Technology Alliance and Option Agreement between the Registrant and Sanofi, dated June 21, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.34	Amended and Restated Convertible Promissory Note No. 1 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.35	Amended and Restated Convertible Promissory Note No. 2 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.36†	Amendment #4 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 29, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.37	Amendment Number Three to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated July 24, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.38†	Collaboration and License Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.39	Common Stock Purchase Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.40†	Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.41	Note Purchase Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.42	Convertible Promissory Note made by the Registrant in favor of Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.43	Investor Rights Agreement, dated October 10, 2012, between AstraZeneca AB and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.44	Convertible Promissory Note, dated October 10, 2012, made by the Registrant in favor of Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	Indicates management contract or compensatory plan.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.