Form 10-Q
period 2013-03-31
Regulus Therapeutics Inc.
filed 2013-05-15
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 10, 2013, the registrant had 36,007,278 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,822	$40,552
Short-term investments	72,893	57,548
Prepaid and other current assets	1,054	829

Total current assets	91,769	98,929
Property and equipment, net	3,892	3,310
Intangibles, net	1,176	1,154
Other assets	190	125

Total assets	$97,027	$103,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$398	$311
Accrued liabilities	2,335	658
Accrued compensation	759	1,348
Current portion of deferred revenue	9,201	10,451

Total current liabilities	12,693	12,768
Convertible notes payable, at fair value	11,895	10,134
Deferred revenue, less current portion	15,768	17,756
Other long-term liabilities	804	767

Total liabilities	41,160	41,425
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,965,371 and 35,831,808 shares issued and outstanding at March 31, 2013 (unaudited) and December 31, 2012, respectively	36	36
Additional paid-in capital	123,516	122,528
Accumulated other comprehensive loss	(37)	(52)
Accumulated deficit	(67,648)	(60,419)

Total stockholders’ equity	55,867	62,093

Total liabilities and stockholders’ equity	$97,027	$103,518

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$3,238	$3,344

Total revenues	3,238	3,344
Operating expenses:
Research and development	6,883	4,603
General and administrative	1,905	921

Total operating expenses	8,788	5,524

Loss from operations	(5,550)	(2,180)
Other income (expense):
Interest and other income	72	27
Interest expense	—	(93)
Loss from valuation of convertible note payable	(1,761)	—

Loss before income taxes	(7,239)	(2,246)
Income tax (benefit) expense	(10)	1

Net loss	$(7,229)	$(2,247)

Other comprehensive loss:
Unrealized gain on short-term investments, net	15	66

Comprehensive loss	$(7,214)	$(2,181)

Net loss per share, basic and diluted	$(0.20)	$(13.06)

Shares used to compute basic and diluted net loss per share	35,872,606	171,998

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(7,229)	$(2,247)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	289	225
Loss from valuation of convertible note payable	1,761	—
Stock-based compensation	787	113
Amortization of premium on investments, net	324	124
Gain on investments	(1)	—
Loss on disposal of long-term assets	1	—
Deferred income taxes	(10)	—
Change in operating assets and liabilities:
Prepaids and other current assets	(225)	101
Accounts payable	86	12
Accrued liabilities	822	(237)
Accrued compensation	(588)	(165)
Deferred revenue	(3,238)	(3,159)
Deferred rent and other liabilities	66	105

Net cash used in operating activities	(7,155)	(5,128)

Investing activities
Purchases of short-term investments	(18,074)	(4,612)
Maturities and sales of short-term investments	2,430	11,111
Purchases of property and equipment	(77)	(354)
Acquisition of intangibles	(27)	(22)

Net cash (used in) provided by investing activities	(15,748)	6,123

Financing activities
Proceeds from issuance of common stock, net	201	33
Principal payments on other long-term obligations	(28)	(107)

Net cash provided by (used in) financing activities	173	(74)

Net (decrease) increase in cash and cash equivalents	(22,730)	921
Cash and cash equivalents at beginning of period	40,552	9,175

Cash and cash equivalents at end of period	$17,822	$10,096

Supplemental disclosure of cash flow information
Interest paid	$—	$12

Income taxes paid	$—	$206

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$776	$—

Amounts accrued for patent expenditures, net	$15	$—

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012, from which the balance sheet information herein was derived.

On September 7, 2012, our board of directors approved a one-for-two reverse stock split of our common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split for all periods presented. No further splits (or reverse splits) of our common stock have been contemplated as of March 31, 2013.

Use of Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Revenue Recognition

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments under strategic alliance agreements and collaborations, as well as funding received under government grants. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

In June 2012, we materially modified our strategic alliance agreement with GSK and in July 2012, we materially modified our strategic alliance agreement with Sanofi. In August 2012, we entered into new collaboration and license agreements with both Biogen Idec MA Inc. (“Biogen Idec”) and AstraZeneca AB (“AstraZeneca”). For these multiple element arrangements, deliverables under our agreements are accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the units of accounting under our strategic alliance agreements and collaborations is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available.

Milestones

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

Generally, the milestone events contained in our strategic alliance agreements and collaborations coincide with the progression of our product candidates from target selection, to clinical candidate selection, to clinical trial, to regulatory approval and then to commercialization. The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve. Therefore, as a product candidate progresses through the stages of its life-cycle, the value of the product candidate generally increases.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update will require companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 was effective for us beginning with the three months ended March 31, 2013. The adoption of ASU 2013-02 had no impact on our financial condition, results of operations, or cash flows.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, options outstanding under our stock option plan and convertible notes payable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended March 31,
	2013	2012
Convertible preferred stock outstanding	—	13,699,999
Common stock options	2,106,093	2,218,775
Convertible note payable	1,377,817	—

Total	3,483,910	15,918,774

In October 2012, all convertible preferred stock converted in conjunction with our initial public offering. For the three months ended March 31, 2013 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of March 31, 2013, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (dollars in thousands):

	Maturity	Amortized	Unrealized		Estimated
As of March 31, 2013	(in years)	cost	Gains	Losses	fair value
Corporate debt securities	2 or less	$51,232	$11	$(27)	$51,216
Commercial paper	2 or less	6,344	—	—	6,344
Certificates of deposit	1 or less	8,261	—	—	8,261
Debt securities of U.S. government-sponsored agencies	1 or less	7,073	—	(1)	7,072

Total		$72,910	$11	$(28)	$72,893

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2012			Gains	Losses
Corporate debt securities	2 or less	$44,898	$7	$(49)	$44,856
Commercial paper	2 or less	6,492	—	—	6,492
Certificates of deposit	1 or less	6,200	—	—	6,200

Total		$57,590	$7	$(49)	$57,548

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

	Fair value as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,392	$17,392	$—	$—
Corporate debt securities	51,216	—	51,216	—
Commercial paper	6,344	—	6,344	—
Certificates of deposit	8,261	—	8,261	—
Debt securities of U.S. government-sponsored agencies	7,072	—	7,072	—

	$90,285	$17,392	$72,893	$—
Liabilities:
Convertible notes payable	$11,895	$—	$—	$11,895

	Fair value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,363	$39,363	$—	$—
Corporate debt securities	44,856	—	44,856	—
Commercial paper	6,492	—	6,492	—
Certificates of deposit	6,200	—	6,200	—

	$96,911	$39,363	$57,548	$—
Liabilities:
Convertible notes payable	$10,134	$—	$—	$10,134

Changes in the estimated fair value of convertible notes payable from December 31, 2012 through March 31, 2013 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$10,134
Change in estimated fair value of convertible notes payable	1,761

Balance at March 31, 2013	$11,895

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

In July 2012, we amended and restated the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). We used a third party valuation firm to value the Post-IPO GSK Note at March 31, 2013 and recorded a loss from the change in valuation of convertible notes payable of $1.8 million on the condensed statements of operations and comprehensive loss for the three months ended March 31, 2013.

The third-party valuation firm used an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of March 31, 2013 were volatility (70%), risk-free rate (0.30%), and credit spread (8.5%). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used previously in our 409A analyses and in previous valuations of this instrument. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

5. Convertible Notes Payable

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated our 2010 GSK Note which resulted in a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). The Post-IPO GSK Note would be equivalent to the aggregate amount of principal and accrued but unpaid interest as of the initial public offering date. The amended and restated 2010 GSK Note would then be simultaneously cancelled and obligations thereto would be terminated.

In October 2012, in conjunction with our initial public offering, we issued the Post-IPO GSK Note in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The Post-IPO GSK Note has a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note shall be convertible into shares of common stock of Regulus at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share, subject to complying with certain threshold ownership percentage limitations set forth in the Post-IPO Note. At March 31, 2013, the fair value of the Post-IPO Note is approximately $11.9 million, and is classified as “Convertible note payable, at fair value” on the condensed balance sheet.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2013:

March 31, 2013
Common stock options outstanding	4,742,780
Common stock options available for future grant	2,191,925
Employee Stock Purchase Plan	481,274
Convertible note payable	1,377,817

Total common shares reserved for future issuance	8,793,796

The following table summarizes our stock option activity under all stock option plans for the three months ended March 31, 2013 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2012	4,720	$2.11
Granted	130	$5.88
Exercised	(107)	$1.09
Canceled/forfeited/expired	—	—

Options outstanding at March 31, 2013	4,743	$2.24

Stock-Based Compensation

The following table summarizes the weighted average assumptions we used in our Black-Scholes calculations:

	Three months ended March 31,
	2013	2012
Employee Stock Options:
Risk-free interest rate	1.2%	1.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	67.3%	71.3%
Expected term (years)	6.1	6.1

The following table summarizes the allocation of our stock compensation expense (in thousands):

	Three months ended March 31,
	2013	2012
Research and development	$499	$62
General and administrative	288	51

Total	$787	$113

7. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaboration (in thousands):

	Three months ended March 31,
	2013	2012
Sanofi	$2,500	$2,530
GSK	187	814
AstraZeneca	465	—
Biogen Idec	86	—

Total	$3,238	$3,344

GSK

In June 2012, the product development and commercialization agreement with GSK was amended to extend the target selection period for the fourth collaboration target under the agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue of $5.6 million to approximately eight years, which represents our new estimated performance period under the amended agreement.

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

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $0.5 million upon the selection of a fourth microRNA target and $5.0 million upon the selection of a development candidate for each of the selected three targets. We can also earn the following clinical milestones for each of the selected three targets: $4.0 million for the initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

Hepatitis C Virus (“HCV”) Alliance

The HCV alliance includes contractual milestones. If the HCV program is successful, we could receive milestone payments up to $144.5 million, including up to $5.5 million for preclinical milestones, up to $29.0 million for clinical milestones, up to $50.0 million for regulatory milestones and up to $60.0 million for commercialization milestones. In addition, we will receive tiered royalties which can increase up to the low end of the 10 to 20% range on sales from any product that GSK successfully commercializes under this alliance.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.5 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

Sanofi-Aventis

In July 2012, we amended and restated our collaboration and license agreement with Sanofi to expand the potential therapeutic applications of the microRNA alliance targets to be developed under such agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance agreement with Sanofi should be treated as a single unit of accounting because the delivered elements did not have stand-alone value to Sanofi. The following elements were delivered as part of the strategic alliance with Sanofi: (1) a license for up to four microRNA targets; and (2) an option to a research license under the Technology Alliance. As a result of our assessment, we continue to recognize the upfront payment of $25.0 million over five years, which represents our estimated performance period under the amended agreement.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with Sanofi and determined that the preclinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $5.0 million upon the selection of each of the three remaining microRNA targets; and $15.0 million upon the filing of an Investigational New Drug application (“IND”) for each of the four microRNA targets.

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

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the strategic alliance agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan. If all three targets are successfully developed and commercialized through pre-agreed sales targets we could receive milestone payments up to $498.0 million, including up to $5.0 million for preclinical milestones, up to $123.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

We have evaluated the contingent event-based payments under our strategic alliance agreement with AstraZeneca and determined that the preclinical payments meet the definition of substantive milestones because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the price at which we sell our common stock to the public in such initial public offering. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec have agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, we granted Biogen Idec an exclusive, royalty free, worldwide license to our interest in the collaboration intellectual property for the purpose of commercializing non-microRNA products for the treatment, diagnosis and prevention of MS and non-MS diseases and disorders. We also granted Biogen Idec an exclusive, royalty-free, worldwide license, with the right to sublicense, to our interest in the collaboration intellectual property (and a non-exclusive license to our background intellectual property) for the purpose of commercializing products for the diagnosis of MS. We also granted Biogen Idec a right of first negotiation on certain commercial transactions relating to microRNA products which utilize intellectual property developed during the collaboration. Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We are also eligible to receive research milestone payments of up to an aggregate of approximately $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which is approximately two years based on the expected term of the research and development plan.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen and determined that the research payments meet the definition of substantive milestones because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. We can earn the following research milestones: $0.25 million for identification of a microRNA biomarker; $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy.

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

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services. These agreements include a Services Agreement with our founding companies Isis Pharmaceuticals and Alnylam Pharmaceuticals. Total costs incurred from services provided from Alnylam under the Services Agreement were $0.4 million for the three months ended March 31, 2013. Activities under the Services Agreement for the three months ended March 31, 2012 were immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report. Past operating results are not necessarily indicative of results that may occur in future periods.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•

the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing our first applications with regulatory authorities;

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

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Isis Pharmaceuticals, Inc., or Isis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. We are currently optimizing anti-miRs in multiple therapeutic areas, both independently and with our strategic alliance partners, AstraZeneca AB, or AstraZeneca, GlaxoSmithKline plc, or GSK, and Sanofi. We also have a collaboration agreement with Biogen Idec to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis.

Under these strategic alliances, we are eligible to receive up to approximately $1.7 billion in milestone payments upon successful commercialization of microRNA therapeutics for the 11 programs contemplated by our agreements. These payments include up to $102.0 million upon achievement of preclinical and investigational new drug application, or IND, milestones, up to $344.0 million upon achievement of clinical development milestones, up to $420.0 million upon achievement of regulatory milestones and up to $850.0 million upon achievement of commercialization milestones. We anticipate that we will nominate at least two clinical development candidates in 2013 and file our first applications with regulatory authorities in 2014.

On October 10, 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to the Company of approximately $39.5 million. Concurrently with the completion of our initial public offering on October 10, 2012, $5.0 million of outstanding principal plus accrued interest of $0.8 million underlying a convertible note that we issued to GSK in April 2008 and amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest of $25,000 underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of our initial public offering, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. On October 23, 2012, the underwriters for our initial public offering partially exercised an over-allotment option to purchase 1,480,982 shares of our common stock at $4.00 per share, resulting in net proceeds to us of approximately $5.5 million.

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

•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants and our scientific advisory board;

•	license fees; and

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

To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our five therapeutic areas of focus. Our organization is structured to allow for the rapid deployment and shifting of resources to focus on the best targets based on our ongoing research. As a result, in the early phase of our development, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 57 and have spent a total of approximately $73.7 million in research and development expenses through March 31, 2013.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and on occasion income or expense of a non-recurring nature, including changes in debt valuation each reporting period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under convertible notes payable and equipment and tenant improvement financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2013.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 and 2012

The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	Three months ended March 31,
	2013	2012	Increase/(Decrease)
	(unaudited)
Revenue under strategic alliances	$3,238	$3,344	$(106)
Research and development expenses	6,883	4,603	2,280
General and administrative expenses	1,905	921	984
Loss from valuation of convertible note payable	1,761	—	1,761

Revenue under strategic alliances

We recognized revenue of $3.2 million in the three months ended March 31, 2013 and $3.3 million in the three months ended March 31, 2012. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi, GSK and AstraZeneca strategic alliances, which we amortize monthly on a straight-line basis over our period of performance. Revenue recognized from the amortization of payments from the Sanofi strategic alliance was $2.5 million for each of the three month periods ended March 31, 2013 and 2012. Revenue recognized from the amortization of payments from the GSK strategic alliance decreased to $0.2 million for the three months ended March 31, 2013 from $0.8 million for the three months ended March 31, 2012.

This reduction was due to the June 2012 amendment of the collaboration agreement which extended our estimated period of performance and the resulting amortization period, applied on a prospective basis. In addition, we entered into a strategic alliance with AstraZeneca in August 2012, which included an upfront payment of $3.0 million which will be amortized over an estimated performance period of 48 months. This resulted in approximately $0.2 million in revenue for the three months ended March 31, 2013.

Concurrently with the AstraZeneca collaboration and license agreement, we entered into a Common Stock Purchase Agreement, or “CSPA”, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the price at which we sell our common stock to the public in such initial public offering. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We will recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As such, revenue of $0.3 million was recognized for the three months ended March 31, 2013.

Research and development expenses

Research and development expenses increased to $6.9 million in the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012. This increase was primarily driven by an increase of $0.9 million in salaries and related benefits in response to the incremental research and development personnel required to support the growth in activity within our strategic alliances and collaborations and internal development programs. In addition to the increase in personnel costs, pre-clinical study costs, external services and laboratory supplies also increased by $0.8 million, $0.4 million and $0.1 million, respectively, over the same period in 2012.

General and administrative expenses

General and administrative expenses increased to $1.9 million in the three months ended March 31, 2013 from $0.9 million for the three months ended March 31, 2012. This increase was primarily driven by an increase of $0.5 million in salaries and related benefits, in addition to increases in legal, insurance and general operating costs of $0.4 million associated with the growth of the business and an increase in overall operating costs associated with being an SEC registrant.

Loss from valuation of convertible note payable

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK, or the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). We used a third party valuation firm to value the Post-IPO GSK Note. Changes in the fair value of the Post-IPO GSK Note have been recorded on a periodic basis with changes in fair value recorded in non-operating earnings. We recorded a loss from valuation of convertible notes payable of $1.8 million in the statements of operations and comprehensive loss for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through March 31, 2013, we have received $65.4 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances, collaborations and government grants, and $125.0 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012.

As of March 31, 2013, we had $90.7 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$(7,155)	$(5,128)
Investing activities	(15,748)	6,123
Financing activities	173	(74)

Total	$(22,730)	$921

Operating activities

Net cash used in operating activities increased to $7.2 million for the three months ended March 30, 2013, compared to net cash used in operating activities of $5.1 million for the three months ended March 31, 2012. The increase in net loss to $7.2 million for the three months ended March 31, 2013 from $2.2 million for the three months ended March 31, 2013 included a non-cash charge of $1.8 million associated with the loss in valuation of the Post-IPO GSK Note. Additionally, non-cash stock-based compensation charges increased by $0.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Changes in working capital were materially consistent in the three months ended March 31, 2013 and 2012, respectively.

Investing activities

Net cash provided by or used in investing activities for the periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. In October 2012, we completed an initial public offering and concurrent private placement, resulting in net proceeds of $70.0 million. As such, the increase in net cash used in investing activities in the three months ended March 31, 2013 compared to net cash provided by investing activities in the three months ended March 31, 2012 was primarily due to an increase in purchases of short-term securities and decreased maturities of investment securities. The net investment of short-term investments was $18.1 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. The net sales and maturities of short-term investments was $2.4 million and $11.1 million for the three months ended March 31, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2013, compared to $0.1 million used in financing activities for the three months ended March 31, 2012. The change in cash from financing activities is primarily due to an increase in proceeds from the exercise of common stock options and proceeds from the purchases from the Employee Stock Purchase Plan, which totaled $0.2 million for the three months ended March 31, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 19, 2013.

Off-Balance Sheet Arrangements

As of March  31, 2013, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $7.2 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had an accumulated deficit of $67.6 million.

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

If clinical trials of our future product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of future product candidates, we or our strategic alliance partners must then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to product side effects or disease progression;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

We expect to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

If we or our strategic alliance partners commence clinical trials, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we and our strategic alliance partners will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we or our strategic alliance partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, our alliance partners and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our future clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found; such prior art which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. In particular, we are aware that Santaris Pharma A/S, or Santaris, has initiated reexamination of and filed oppositions to patents owned by Stanford University and licensed to us, in each case relating to miR-122, and has filed oppositions to a patent owned by us relating to miR-122 and to a patent owned by Isis relating to chemical modification of oligonucleotides. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although each of our employees agrees to assign their inventions to us through an employee inventions agreement, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. We are aware of several companies that are working specifically to develop microRNA therapeutics including Groove Biopharma, Inc., InteRNA Technologies B.V., miRagen Therapeutics, Inc., MiReven Pty Ltd, Mirna Therapeutics, Inc., and Santaris. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2013, we had 71 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of March 31, 2013, our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 82% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We, along with our directors, executive management team, holders of our convertible preferred stock, holders of our convertible notes and our strategic partners, including each of our founding companies, Alnylam and Isis, and each of AstraZeneca, GSK and Sanofi, have agreed that for a period of 365 days after the date of our final prospectus for our initial public offering dated October 4, 2012, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Subject to certain limitations, approximately 26,655,437 shares will become eligible for sale upon expiration of the 365-day lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

The underwriting discounts and commissions in connection with the offering totaled approximately $3.4 million. We incurred additional costs of approximately $2.6 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $6.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $44.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts, commissions and offering costs, were approximately $44.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of May 14, 2013, we have not used any of the net proceeds from the offering. We intend to use the net proceeds for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: May 14, 2013	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.