Form 10-Q
period 2013-06-30
Regulus Therapeutics Inc.
filed 2013-08-14
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 12, 2013, the registrant had 36,155,745 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,170	$40,552
Short-term investments	63,545	57,548
Contracts and other receivables	2,538	—
Prepaid and other current assets	1,620	829

Total current assets	86,873	98,929
Property and equipment, net	4,011	3,310
Intangibles, net	1,229	1,154
Other assets	404	125

Total assets	$92,517	$103,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,028	$311
Accrued liabilities	2,081	658
Accrued compensation	1,020	1,348
Current portion of deferred revenue	14,876	10,451

Total current liabilities	19,005	12,768
Convertible notes payable, at fair value	14,592	10,134
Deferred revenue, less current portion	7,834	17,756
Other long-term liabilities	1,765	767

Total liabilities	43,196	41,425
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,081,615 and 35,831,808 shares issued and outstanding at June 30, 2013 (unaudited) and December 31, 2012, respectively	36	36
Additional paid-in capital	124,363	122,528
Accumulated other comprehensive loss	(82)	(52)
Accumulated deficit	(74,996)	(60,419)

Total stockholders’ equity	49,321	62,093

Total liabilities and stockholders’ equity	$92,517	$103,518

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$4,759	$3,309	$7,997	$6,653

Total revenues	4,759	3,309	7,997	6,653
Operating expenses:
Research and development	7,722	4,883	14,604	9,487
General and administrative	1,723	984	3,628	1,905

Total operating expenses	9,445	5,867	18,232	11,392

Loss from operations	(4,686)	(2,558)	(10,235)	(4,739)
Other income (expense):
Interest and other income	63	27	135	54
Interest expense	(18)	(90)	(18)	(184)
Loss from valuation of convertible note payable	(2,697)	—	(4,458)	—

Loss before income taxes	(7,338)	(2,621)	(14,576)	(4,869)
Income tax (benefit) expense	10	(22)	1	(22)

Net loss	$(7,348)	$(2,599)	$(14,577)	$(4,847)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	(44)	(32)	(29)	34

Comprehensive loss	$(7,392)	$(2,631)	$(14,606)	$(4,813)

Net loss per share, basic and diluted	$(0.20)	$(10.78)	$(0.41)	$(23.46)

Shares used to compute basic and diluted net loss per share	35,994,642	241,223	35,933,961	206,610

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(14,577)	$(4,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	629	481
Loss from valuation of convertible note payable	4,458	—
Stock-based compensation	1,546	318
Amortization of premium on investments, net	638	233
Gain on investments	9	—
Loss on disposal of long-term assets	1	—
Deferred income taxes	(10)	—
Change in operating assets and liabilities:
Contracts and other receivables	(39)	—
Prepaid and other assets	(850)	(64)
Accounts payable	717	260
Accrued liabilities	160	(37)
Accrued compensation	(327)	117
Deferred revenue	(7,997)	(6,467)
Deferred rent and other liabilities	1,055	209

Net cash used in operating activities	(14,587)	(9,797)

Investing activities
Purchases of short-term investments	(19,984)	(7,075)
Maturities and sales of short-term investments	13,320	13,781
Purchases of property and equipment	(268)	(734)
Acquisition of intangibles	(96)	(130)

Net cash (used in) provided by investing activities	(7,028)	5,842

Financing activities
Proceeds from issuance of common stock, net	289	34
Principal payments on other long-term obligations	(56)	(216)
Costs paid in connection with initial public offering	—	(110)

Net cash provided by (used in) financing activities	233	(292)

Net decrease in cash and cash equivalents	(21,382)	(4,247)
Cash and cash equivalents at beginning of period	40,552	9,175

Cash and cash equivalents at end of period	$19,170	$4,928

Supplemental disclosure of cash flow information
Interest paid	$—	$22

Income taxes paid	$1	$206

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$1,025	$29

Amounts accrued for patent expenditures, net	$19	$30

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012, from which the balance sheet information herein for the year ended December 31, 2012 was derived.

On September 7, 2012, our board of directors approved a one-for-two reverse stock split of our common stock. The accompanying condensed financial statements and notes to the condensed financial statements give retroactive effect to the reverse split for all periods presented. No further splits (or reverse splits) of our common stock have been contemplated as of June 30, 2013.

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

Revenue Recognition

As of June 30, 2013, we have ongoing strategic alliance agreements and collaborations with GlaxoSmithKline plc (“GSK”), Sanofi, AstraZeneca AB (“AstraZeneca”) and Biogen Idec MA Inc (“Biogen Idec”). Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments, as well as funding received under government grants. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

For these multiple element arrangements, deliverables under our agreements are accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the units of accounting under our strategic alliance agreements and collaborations are derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available.

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

We account for stock options granted to non-employees other than members of our board of directors, which primarily consist of members of our scientific advisory board, using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Fair Value Option

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument.

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK (“2010 GSK Note”), which was accounted for as a debt extinguishment of the original note. We elected to measure the 2010 GSK Note under the fair value option. Upon initial measurement, the difference between the carrying value of the original note and the fair value of the 2010 GSK Note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the 2010 GSK Note is recorded as a gain (loss) from valuation of convertible note payable to non-operating earnings.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update will require companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 was effective for us for the six months ended June 30, 2013. The adoption of ASU 2013-02 had no impact on our financial condition, results of operations, or cash flows.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, options outstanding under our stock option plan and convertible notes payable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Convertible preferred stock outstanding	—	13,699,999	—	13,699,999
Common stock options	2,868,372	2,431,656	2,539,792	2,534,150
Convertible note payable	1,389,417	—	1,389,417	—

Total	4,257,789	16,131,655	3,929,209	16,234,149

In October 2012, all convertible preferred stock converted into common stock in conjunction with our initial public offering. As of June 30, 2013 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of June 30, 2013, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (dollars in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2013
Corporate debt securities	2 or less	$45,139	$2	$(72)	$45,069
Commercial paper	1 or less	1,498	—	—	1,498
Certificates of deposit	2 or less	9,930	—	—	9,930
Debt securities of U.S. government-sponsored agencies	1 or less	7,050	—	(2)	7,048

Total		$63,617	$2	$(74)	$63,545

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2012
Corporate debt securities	2 or less	$44,898	$7	$(49)	$44,856
Commercial paper	2 or less	6,492	—	—	6,492
Certificates of deposit	1 or less	6,200	—	—	6,200

Total		$57,590	$7	$(49)	$57,548

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	Fair value as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,401	$18,401	$—	$—
Corporate debt securities	45,069	—	45,069	—
Commercial paper	1,498	—	1,498	—
Certificates of deposit	9,930	—	9,930	—
Debt securities of U.S. government-sponsored agencies	7,048	—	7,048	—

	$81,946	$18,401	$63,545	$—
Liabilities:
Convertible notes payable	$14,592	$—	$—	$14,592

	Fair value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,363	$39,363	$—	$—
Corporate debt securities	44,856	—	44,856	—
Commercial paper	6,492	—	6,492	—
Certificates of deposit	6,200	—	6,200	—

	$96,911	$39,363	$57,548	$—
Liabilities:
Convertible notes payable	$10,134	$—	$—	$10,134

Changes in the estimated fair value of convertible notes payable from December 31, 2012 through June 30, 2013 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$10,134
Change in estimated fair value of convertible notes payable	4,458

Balance at June 30, 2013	$14,592

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

In July 2012, we amended and restated the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). We used a third party valuation firm to value the Post-IPO GSK Note at June 30, 2013 and recorded a loss from the change in valuation of convertible notes payable of $2.7 million and $4.5 million on the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2013.

The third-party valuation firm used an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of June 30, 2013 were volatility (70%), risk-free rate (0.49%), and credit spread (8.8%). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used previously in our 409A analyses and in previous valuations of this instrument. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

5. Convertible Notes Payable

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated our 2010 GSK Note which resulted in the Post-IPO GSK Note. The amended and restated 2010 GSK Note was then simultaneously cancelled and our obligations thereunder terminated.

In October 2012, in conjunction with our initial public offering, we issued the Post-IPO GSK Note in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The Post-IPO GSK Note has a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note may be converted into shares of our common stock at any time prior to the maturity at a conversion price per share equal to the initial public offering price of $4.00, subject to complying with certain threshold ownership percentage limitations set forth in the Post-IPO GSK Note. At June 30, 2013, the fair value of the Post-IPO GSK Note is approximately $14.6 million, and is classified as “Convertible note payable, at fair value” on the condensed balance sheet.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2013:

	June 30, 2013	December 31, 2012
Common stock options outstanding	4,646,541	4,661,549
Common stock options available for future grant	2,171,920	946,403
Employee Stock Purchase Plan	481,274	150,000
Convertible note payable	1,389,417	1,366,787

Total common shares reserved for future issuance	8,689,152	7,124,739

The following table summarizes our stock option activity under all stock option plans for the six months ended June 30, 2013 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2012	4,720	$2.11
Granted	340	$7.81
Exercised	(223)	$0.91
Canceled/forfeited/expired	(190)	$3.33

Options outstanding at June 30, 2013	4,647	$2.53

Stock-Based Compensation

The following table summarizes the weighted average assumptions we used in our Black-Scholes calculations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Employee Stock Options:
Risk-free interest rate	1.5%	1.0%	1.4%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.6%	70.8%	67.5%	71.0%
Expected term (years)	6.1	6.1	6.1	6.1

The following table summarizes the allocation of our stock compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development	$571	$121	$1,070	$183
General and administrative	188	84	476	135

Total	$759	$205	$1,546	$318

7. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaborations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
GSK	$1,303	$809	$1,489	$1,623
Sanofi	2,905	2,500	5,406	5,030
AstraZeneca	465	—	929	—
Biogen Idec	86	—	173	—

Total	$4,759	$3,309	$7,997	$6,653

GSK

In June 2012, we amended our product development and commercialization agreement with GSK to extend the target selection period for the fourth collaboration target under the agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated performance period under the amended agreement. As of June 30, 2013, deferred revenue associated with the product development and commercialization agreement was $3.7 million.

In June 2013, the product development and commercialization agreement with GSK was amended to clarify that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic hepatitis C virus (HCV) infection. This amendment removed any further milestone or royalty obligations owed by GSK to us as it relates to RG-101. Concurrent with the amendment, we accelerated the remaining unamortized $1.1 million in deferred revenue associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, which represents that our estimated performance period under the amended agreement is complete.

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

Hepatitis C Virus (“HCV”) Alliance

Notwithstanding the foregoing, GSK has retained its interest in the miR-122 program in HCV, and miR-122 remains a collaboration target under the alliance. If the HCV program is successful, we could receive contractual milestone payments up to $144.5 million, including up to $5.5 million for preclinical milestones, up to $29.0 million for clinical milestones, up to $50.0 million for regulatory milestones and up to $60.0 million for commercialization milestones. In addition, we will receive tiered royalties which can increase up to the low end of the 10 to 20% range on sales from any product that GSK successfully commercializes under this alliance.

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

Sanofi-Aventis

In July 2012, we amended and restated our collaboration and license agreement with Sanofi to expand the potential therapeutic applications of the microRNA alliance targets to be developed under such agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance agreement with Sanofi should be treated as a single unit of accounting because the delivered elements did not have stand-alone value to Sanofi. The following elements were delivered as part of the strategic alliance with Sanofi: (1) a license for up to four microRNA targets; and (2) a research license under our technology alliance.

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport’s Syndrome. These options expire in December 2013, subject to a 30-day extension in certain circumstances. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. The non-creditable portion of this payment, $1.25 million, will be recognized as revenue over the option period from the effective date of the option agreement in June 2013 until the expiration of the option period in December 2013. Revenue associated with the creditable portion of this option payment will be deferred until the option period expires, or is re-evaluated in connection with a creditable transaction. In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the research term and subsequent option agreement, we re-evaluated our estimated period of performance and are now amortizing the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably until the expiration of the option period in December 2013.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with Sanofi and determined that the preclinical payments meet the definition of a substantive milestone because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. As of the expiration of the research term in June 2013, Sanofi no longer has rights to select additional microRNA targets. As such, we can earn a preclinical milestone of $15.0 million upon the filing of an Investigational New Drug application (“IND”) for the selected microRNA target. We can also receive milestone payments of up to $33.0 million for clinical milestones and up to $165.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from 8 to 12% range, depending upon the volume of sales.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec have agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, we granted Biogen Idec an exclusive, royalty free, worldwide license to our interest in the collaboration intellectual property for the purpose of commercializing non-microRNA products for the treatment, diagnosis and prevention of MS and non-MS diseases and disorders. We also granted Biogen Idec an exclusive, royalty-free, worldwide license, with the right to sublicense, to our interest in the collaboration intellectual property (and a non-exclusive license to our background intellectual property) for the purpose of commercializing products for the diagnosis of MS. We also granted Biogen Idec a right of first negotiation on certain commercial transactions relating to microRNA products which utilize intellectual property developed during the collaboration. Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We are also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which is approximately two years based on the expected term of the research and development plan.

In June 2013, we amended the collaboration and license agreement with Biogen Idec to provide for revised terms with respect to phase 1 of the research plan under the Biogen agreement and revised payment provisions relating to the phase 1 milestones. The Biogen amendment does not modify the maximum dollar amount we were originally eligible to receive in connection with phase 1 milestones under the Biogen agreement, or our estimated period of performance.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones because they are related to events (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. We can earn the following research milestones: $0.25 million for identification of a microRNA biomarker; $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy.

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

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services. These agreements include a Services Agreement with our founding companies Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc. Total costs incurred from services provided from Alnylam under the Services Agreement were $0.1 million and $0.4 million for the three and six months ended June 30, 2013, respectively. Activities under the Services Agreement for the six months ended June 30, 2012 were immaterial.

9. Subsequent Events

Public Offering

The unaudited pro forma balance sheet information below assumes the following transactions were completed subsequent to June 30, 2013 had occurred as of June 30, 2013:

•

On July 22, 2013, we completed a public offering whereby we sold 5,175,000 shares of common stock at $9.50 per share and received gross proceeds of $49.2 million (before underwriting discounts and commissions and estimated offering costs not yet paid as of June 30, 2013).

Pro forma net proceeds from our public offering were determined as follows (in thousands):

Gross proceeds (including over-allotment)	$49,163
Underwriting discounts and commissions	(2,950)
Estimated total offering costs	(360)
Offering costs paid as of June 30, 2013	—

Pro forma net proceeds	$45,853

The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to our public offering noted above, as of June 30, 2013 (in thousands):

	June 30, 2013	Pro forma June 30, 2013
Cash, cash equivalents and short-term investments	$82,715	$128,709
Other assets	404	185
Accounts payable and accrued expenses	3,109	2,890
Common stock	36	41
Additional paid-in capital	124,363	170,352
Total stockholders’ equity	$49,321	$95,315

Amended and Restated License and Collaboration Agreement

In August, 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Agreement”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2013. Past operating results are not necessarily indicative of results that may occur in future periods.

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

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our recently completed initial public offering and private placement; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Isis Pharmaceuticals, Inc., or Isis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies.

We are currently optimizing anti-miRs in several distinct programs, both independently and with our strategic alliance partners, AstraZeneca AB, or AstraZeneca, GlaxoSmithKline plc, or GSK, and Sanofi. We also have a collaboration agreement with Biogen Idec MA Inc., or Biogen Idec, to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis. Under these strategic alliances, we are eligible to receive up to approximately $1.3 billion in milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $42.0 million upon achievement of preclinical and IND milestones, up to $272.0 million upon achievement of clinical development milestones, up to $305.0 million upon achievement of regulatory milestones and up to $670.0 million upon achievement of commercialization milestones.

We are currently executing on our ‘Road to the Clinic’ strategy which sets forth certain corporate goals that seek to advance our microRNA therapeutic pipeline towards the clinic. Specifically, we set the goal of nominating two microRNA candidates for clinical development in 2013. In May 2013, we announced our first clinical candidate, RG-101, for which we have full ownership and commercial rights. RG-101 is a GalNAc-conjugated microRNA anti-miR, which targets microRNA-122, for the treatment of patients with chronic hepatitis C virus infection, or HCV. We expect to submit our first investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, or equivalent foreign regulatory filing with foreign regulatory authorities, as applicable, for RG-101 in the first half of 2014. We anticipate that we will nominate a second clinical development candidate by the end of 2013.

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

Recent developments

•

On July 22, 2013, we completed a public offering whereby we sold 5,175,000 shares of common stock at $9.50 per share and received gross proceeds of $49.2 million (before underwriting discounts and commissions and estimated offering costs not yet paid as of June 30, 2013).

•

In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Agreement”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. The GalNAc conjugate chemistry has been utilized in the development of our lead program, RG-101. We will generally not be permitted to sublicense or otherwise transfer the GalNac Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms included in this Amendment.

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

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 55 and have spent a total of approximately $81.4 million in research and development expenses through June 30, 2013.

We expect our research and development expenses to increase for the foreseeable future as we advance our research programs toward the clinic and initiate clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our strategic alliance partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with GSK, we may be responsible for the development of product candidates through clinical proof-of-concept, depending on the time at which GSK may choose to exercise its option to obtain an exclusive license to develop, manufacture and commercialize product candidates on a program-by-program basis. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier of IND approval in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue under strategic alliances	$4,759	$3,309	$7,997	$6,653
Research and development expenses	7,722	4,883	14,604	9,487
General and administrative expenses	1,723	984	3,628	1,905
Loss from valuation of convertible note payable	2,697	—	4,458	—

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sanofi	$2,905	$2,500	$5,406	$5,030
GSK	1,303	809	1,489	1,623
AstraZeneca	465	—	929	—
Biogen Idec	86	—	173	—

Total net revenues from research collaborators	$4,759	$3,309	$7,997	$6,653

Revenue under strategic alliances were $4.8 million and $8.0 million for the three and six months ended June 30, 2013, compared to $3.3 million and $6.7 million for the same periods in 2012.

In June 2013, the original research term expired under the Sanofi alliance, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 antimiRs in oncology and Alport’s Syndrome. These options expire in December 2013, subject to a 30-day extension in certain circumstances. In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the research term and subsequent option agreement, we reevaluated our estimated period of performance and are now amortizing the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably until the expiration of the option period in December 2013. As a result of this acceleration, revenue recognized from the amortization of payments from the Sanofi strategic alliance increased by $0.4 million in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012.

In June 2013, the product development and commercialization agreement with GSK was amended to clarify that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic hepatitis C virus, or HCV, infection. As a result, we accelerated the remaining unamortized $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations.

In August 2012, we entered into a strategic alliance and concurrent Common Stock Purchase Agreement, or CPSA, with AstraZeneca. The strategic alliance included an upfront payment of $3.0 million and is amortized over an estimated performance period of 48 months, which resulted in approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2013. In October 2012, pursuant to the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. In order to quantify the discount applied to the shares of common stock due to the lack of marketability, we had an independent valuation performed to measure the value of restricting common stock for a period of one year. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement, which is being amortized over the estimated period of performance of the collaboration. As such, revenue of $0.3 million and $0.5 million was recognized for the three and six months ended June 30, 2013.

In August 2012, we entered into a collaboration and license agreement with Biogen Idec, which included an upfront payment of $0.8 million. We are recognizing revenue related to the upfront payment over our estimated period of performance, which is approximately two years. As such, revenue of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2013.

Research and development expenses

Research and development expenses were $7.7 million and $14.6 million for the three and six months ended June 30, 2013, respectively, compared to $4.9 million and $9.5 million for the same periods in 2012. The increase was attributable to an expansion of our research and development personnel and increase in IND-enabling activities for RG-101 in the first half of 2013, compared to the same periods in 2012.

General and administrative expenses

General and administrative expenses were $1.7 million and $3.6 million for the three and six months ended June 30, 2013, respectively, compared to $1.0 million and $1.9 million for the same periods in 2012. The increase was primarily attributable to an increase in headcount and incremental operating costs associated with being a public reporting company.

Loss from valuation of convertible note payable

In July 2012, we amended and restated the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into the Post-IPO GSK Note. We used a third party valuation firm to value the Post-IPO GSK Note. Changes in the fair value of the Post-IPO GSK Note have been recorded on a periodic basis in non-operating earnings. We recorded a loss from valuation of convertible notes payable of $2.7 million and $4.5 million in the statements of operations and comprehensive loss for the three and six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through June 30, 2013, we have received $65.4 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances, collaborations and government grants, and $125.0 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012. In addition, we completed a public offering in July 2013 and received net proceeds of $45.8 million.

As of June 30, 2013, we had $82.7 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$(14,587)	$(9,797)
Investing activities	(7,028)	5,842
Financing activities	233	(292)

Total	$(21,382)	$(4,247)

Operating activities

Net cash used in operating activities increased to $14.6 million for the six months ended June 30, 2013, compared to net cash used in operating activities of $9.8 million for the six months ended June 30, 2012. The increase in net loss to $13.9 million for the six months ended June 30, 2013 from $4.8 million for the six months ended June 30, 2012 included a non-cash charge of $4.5 million associated with the loss in valuation of the Post-IPO GSK Note from December 31, 2012. Additionally, non-cash stock-based compensation charges increased by $1.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Changes in working capital resulted in a net increase in cash used in operating activities of $1.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, principally as a result of a $1.5 million increase in the amortization of deferred revenue.

Investing activities

Net cash provided by or used in investing activities for the periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. In October 2012, we completed an initial public offering and concurrent private placement, resulting in net proceeds of $70.0 million. As such, the increase in net cash used in investing activities in the six months ended June 30, 2013 compared to net cash provided by investing activities in the six months ended June 30, 2012 was primarily due to an increase in purchases of short-term securities. The net investment of short-term investments was $20.0 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively. The net sales and maturities of short-term investments was $13.3 million and $13.8 million for the six months ended June 30, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2013, compared to $0.3 million used in financing activities for the six months ended June 30, 2012. The change in cash from financing activities is primarily due to an increase in proceeds from the exercise of common stock options and proceeds from the purchases from the Employee Stock Purchase Plan, which totaled $0.3 million for the six months ended June 30, 2013, in addition to a decrease in other financing costs of approximately $0.3 million from the six months ended June 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2013, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the SEC on February 19, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $7.3 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively and $14.6 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of $75.0 million.

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

We may need to raise additional capital, which may not be available on acceptable terms, or at all. *

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates toward clinical programs. We may need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.

We expect that our existing cash and cash equivalents, together with interest and potential milestones, will be sufficient to fund our current operations into 2017. However, changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an investigational new drug application, or IND, and as we conduct clinical development of RG-101 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our 2012 equity incentive plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, will cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan each year.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris Pharma A/S, or Santaris, has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our future product candidates may be subject to claims of infringement of the patent rights of third parties.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2013, we had 69 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $12.41, through August 12, 2013. The trading price of our common stock is likely to continue to be volatile.

Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical testing or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our future product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing strategic alliances or enter into new alliances;

•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;

•	failure by us or our licensors and strategic alliance partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our future product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic alliance partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2013, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 71% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2017, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We, along with our directors and executive management team have agreed that for a period of 90 days after the date of our prospectus for our most recent offering, or October 14, 2013, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Subject to certain limitations, approximately 140,327 shares will become eligible for sale upon expiration of such lock-up period, as calculated and described in more detail in the section entitled “Shares eligible for future sale” of the prospectus for our recently completed public offering dated July 16, 2013. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

An additional 26,515,110 shares of our common stock are subject to lock-up agreements that were entered into in connection with our initial public offering, which lock-up agreements expire on October 4, 2013.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 4, 2012, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-183384) that was declared effective by the SEC on October 4, 2012 and that registered an aggregate of 12,937,500 shares of our common stock for sale to the public at a price of $4.00 per share and an aggregate offering price of $51,750,000. On October 10, 2012 and October 23, 2012, we sold 11,250,000 shares and 1,480,982 shares of our common stock, respectively, to the public at a price of $4.00 per share for an aggregate gross offering price of $50,923,928. Lazard Capital Markets, Cowen and Company and BMO Capital Markets acted as joint book-running managers for the offering, and Needham & Company and Wedbush PacGrow Life Sciences served as co-managers for the offering.

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

As of August 12, 2013, we have not used any of the net proceeds from the offering. We intend to use the net proceeds for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1†	Amendment #5 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 6, 2013 (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.2	Letter Agreement dated April 26, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.3†	Option Letter Agreement dated June 21, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.4†	Amendment No. 1 (to Collaboration and License Agreement) between the Registrant and AstraZeneca AB, dated April 30, 2013 (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.5†	Amendment No. 1 to Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated June 24, 2013 (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: August 14, 2013	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1†	Amendment #5 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 6, 2013 (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.2	Letter Agreement dated April 26, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.3†	Option Letter Agreement dated June 21, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.4†	Amendment No. 1 (to Collaboration and License Agreement) between the Registrant and AstraZeneca AB, dated April 30, 2013 (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.5†	Amendment No. 1 to Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated June 24, 2013 (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.