Form 10-Q
period 2013-09-30
Regulus Therapeutics Inc.
filed 2013-11-14
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 8, 2013, the registrant had 41,777,326 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,490	$40,552
Short-term investments	90,413	57,548
Contracts and other receivables	95	—
Prepaid and other current assets	1,288	829

Total current assets	125,286	98,929
Property and equipment, net	3,981	3,310
Intangibles, net	1,145	1,154
Other assets	178	125

Total assets	$130,590	$103,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,140	$311
Accrued liabilities	1,705	658
Accrued compensation	1,228	1,348
Current portion of deferred revenue	9,454	10,451

Total current liabilities	13,527	12,768
Convertible notes payable, at fair value	13,921	10,134
Deferred revenue, less current portion	7,138	17,756
Other long-term liabilities	1,558	767

Total liabilities	36,144	41,425
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,774,442 and 35,831,808 shares issued and outstanding at September 30, 2013 (unaudited) and December 31, 2012, respectively	42	36
Additional paid-in capital	171,608	122,528
Accumulated other comprehensive loss	(44)	(52)
Accumulated deficit	(77,160)	(60,419)

Total stockholders’ equity	94,446	62,093

Total liabilities and stockholders’ equity	$130,590	$103,518

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$6,118	$2,809	$14,115	$9,462

Total revenues	6,118	2,809	14,115	9,462
Operating expenses:
Research and development	7,106	5,248	21,710	14,735
General and administrative	1,917	1,093	5,545	2,998

Total operating expenses	9,023	6,341	27,255	17,733

Loss from operations	(2,905)	(3,532)	(13,140)	(8,271)
Other income (expense):
Interest and other income	72	20	207	74
Interest expense	(7)	(110)	(25)	(294)
Loss on extinguishment of debt	—	(1,738)	—	(1,738)
Gain (loss) from changes in valuation of convertible note payable	671	(331)	(3,787)	(331)

Loss before income taxes	(2,169)	(5,691)	(16,745)	(10,560)
Income tax benefit	(5)	(6)	(4)	(28)

Net loss	$(2,164)	$(5,685)	$(16,741)	$(10,532)

Other comprehensive loss:
Unrealized gain on short-term investments, net	37	10	8	44

Comprehensive loss	$(2,127)	$(5,675)	$(16,733)	$(10,488)

Net loss per share:
Basic	$(0.05)	$(15.98)	$(0.45)	$(41.03)

Diluted	$(0.07)	$(15.98)	$(0.45)	$(41.03)

Weighted average shares used to compute net loss per share:
Basic	40,154,812	355,735	37,367,368	256,682

Diluted	41,555,660	355,735	37,367,368	256,682

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(16,741)	$(10,532)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	996	741
Loss on extinguishment of debt	—	1,738
Loss from valuation of convertible note payable	3,787	331
Stock-based compensation	2,524	732
Amortization of premium on investments, net	1,018	311
Gain on investments	(6)	—
Change in operating assets and liabilities:
Contracts and other receivables	(95)	(3,000)
Prepaid and other assets	(512)	56
Accounts payable	829	148
Accrued liabilities	851	73
Accrued compensation	(120)	302
Deferred revenue	(11,615)	(527)
Deferred rent and other liabilities	68	55

Net cash used in operating activities	(19,016)	(9,572)

Investing activities
Purchases of short-term investments	(50,390)	(9,287)
Maturities and sales of short-term investments	16,520	24,550
Purchases of property and equipment	(608)	(724)
Acquisition of intangibles	(46)	(185)

Net cash (used in) provided by investing activities	(34,524)	14,354

Financing activities
Proceeds from issuance of common stock, net	46,562	102
Proceeds from issuance of convertible notes payable	—	5,000
Principal payments on other long-term obligations	(84)	(326)
Costs paid in connection with initial public offering	—	(1,307)

Net cash provided by financing activities	46,478	3,469

Net (decrease) increase in cash and cash equivalents	(7,062)	8,251
Cash and cash equivalents at beginning of period	40,552	9,175

Cash and cash equivalents at end of period	$33,490	$17,426

Supplemental disclosure of cash flow information
Interest paid	$—	$32

Income taxes paid	$1	$207

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$57	$—

Amounts accrued for patent expenditures, net	$—	$10

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2012 for Regulus Therapeutics Inc. (“we,” “us,” “our,” or the “Company”), from which the balance sheet information herein for the year ended December 31, 2012 was derived.

On September 7, 2012, our board of directors approved a one-for-two reverse stock split of our common stock. The accompanying condensed financial statements and notes to the condensed financial statements give retroactive effect to the reverse split for all periods presented. No further splits (or reverse splits) of our common stock have been contemplated as of September 30, 2013.

In October 2012, we completed an initial public offering and concurrent private placement of 18,980,982 shares of common stock at an offering price of $4.00 per share. In addition, principal and interest of $10.8 million from convertible notes outstanding were automatically converted upon the closing of the initial public offering into an aggregate of 2,703,269 shares of our common stock. We raised a total of $70.0 million in net proceeds from our initial public offering and concurrent private placement, after deducting underwriter discounts, commissions and other offering expenses.

In July 2013, we completed a public offering of 5,175,000 shares of common stock at an offering price of $9.50 per share. The shares were registered pursuant to a registration statement on Form S-1. We raised a total of $45.8 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses.

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

Revenue Recognition

As of September 30, 2013, we have ongoing strategic alliance agreements and collaborations with GlaxoSmithKline plc (“GSK”), Sanofi, AstraZeneca AB (“AstraZeneca”) and Biogen Idec MA Inc. (“Biogen Idec”). Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Milestones

We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance and its achievability was not reasonably assured at the inception of the agreement; (ii) we do not have ongoing performance obligations related to the achievement of the milestone; and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

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

Fair Value Option

Applicable accounting guidance permits entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update will require companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 was effective for us for the nine months ended September 30, 2013. The adoption of ASU 2013-02 had no impact on our financial condition, results of operations, or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intend to adopt this guidance in 2014, and do not believe the adoption of this standard will have a material impact on our financial condition, results of operations or related financial statement disclosures.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method.

Dilutive common stock equivalents are comprised of convertible preferred stock, options outstanding under our stock option plan and convertible notes payable. Applicable accounting guidance provides that a contract that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Adding back the gain from the change in valuation of the convertible note payable for the three months ended September 30, 2013 to the numerator and adding the number of shares to be issued upon conversion of the convertible note payable into the denominator of the diluted earnings per share calculation resulted in an increase to the loss per share for the period. The convertible note payable was anti-dilutive for the nine months ended September 30, 2013.

The following table summarizes the adjustment to net loss for the diluted net loss per share calculation for the three months ended September 30, 2013 (in thousands):

Net loss	$(2,164)
Less: gain from change in valuation of note payable	671

Net loss used to compute diluted net loss per share	$(2,835)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Convertible preferred stock outstanding	—	13,699,999	—	13,699,999
Common stock options	3,041,033	2,845,675	2,474,614	2,823,463
Convertible note payable	—	—	1,400,848	—

Total	3,041,033	16,545,674	3,875,462	16,523,462

In October 2012, all convertible preferred stock converted into common stock in conjunction with our initial public offering. As of September 30, 2013 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. For investments in debt securities with unrealized losses, we do not intend to sell these investments, nor is it more than likely that we will be required to do so, prior to the recovery of their amortized cost basis, which may be their maturity. As of September 30, 2013, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (dollars in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2013
Corporate debt securities	2 or less	$68,649	$18	$(50)	$68,617
Commercial paper	1 or less	999	—	—	999
Certificates of deposit	2 or less	13,770	—	—	13,770
Debt securities of U.S. government-sponsored agencies	1 or less	7,025	2	—	7,027

Total		$90,443	$20	$(50)	$90,413

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2012
Corporate debt securities	2 or less	$44,898	$7	$(49)	$44,856
Commercial paper	2 or less	6,492	—	—	6,492
Certificates of deposit	1 or less	6,200	—	—	6,200

Total		$57,590	$7	$(49)	$57,548

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	Fair value as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,377	$33,377	$—	$—
Corporate debt securities	68,617	—	68,617	—
Commercial paper	999	—	999	—
Certificates of deposit	13,770	—	13,770	—
Debt securities of U.S. government-sponsored agencies	7,027	—	7,027	—

	$123,790	$33,377	$90,413	$—
Liabilities:
Convertible notes payable	$13,921	$—	$—	$13,921

	Fair value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,363	$39,363	$—	$—
Corporate debt securities	44,856	—	44,856	—
Commercial paper	6,492	—	6,492	—
Certificates of deposit	6,200	—	6,200	—

	$96,911	$39,363	$57,548	$—
Liabilities:
Convertible notes payable	$10,134	$—	$—	$10,134

Changes in the estimated fair value of convertible notes payable from December 31, 2012 through September 30, 2013 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$10,134
Change in estimated fair value of convertible notes payable	3,787

Balance at September 30, 2013	$13,921

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

In July 2012, we amended and restated the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualifying initial public offering (“Post-IPO GSK Note”). We used a third party valuation firm to value the Post-IPO GSK Note at September 30, 2013 and recorded a gain from the change in valuation of the Post-IPO GSK Note of $0.7 million for the three months ended September 30, 2013 and a loss of $3.8 million for the nine months ended September 30, 2013 on the condensed statements of operations and comprehensive loss for the respective periods. The gain from the change in valuation of the Post-IPO GSK Note for the three months ended September 30, 2013 was principally driven by a reduction in our stock price to $9.43 as of September 30, 2013, compared to $9.81 as of June 30, 2013.

The third-party valuation firm used an income approach in the form of a convertible bond valuation model to value the Post-IPO GSK Note. The convertible bond model considered the debt and option characteristics of the Post-IPO GSK Note. The key inputs to the model as of September 30, 2013 were stock price, volatility (65%), risk-free rate (0.32%), and credit spread (8.5%). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used previously in our 409A analyses and in previous valuations of this instrument. The risk-free rate inputs were based on the yield of U.S. Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

5. Convertible Notes Payable

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated our 2010 GSK Note. In October 2012, in conjunction with our initial public offering, we issued the Post-IPO GSK Note in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The amended and restated 2010 GSK Note was then simultaneously cancelled and our obligations thereunder terminated. The Post-IPO GSK Note has a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note may be converted into shares of our common stock at any time prior to the maturity at a conversion price per share equal to the initial public offering price of $4.00, subject to complying with certain threshold ownership percentage limitations set forth in the Post-IPO GSK Note. At September 30, 2013, the fair value of the Post-IPO GSK Note is $13.9 million and is classified as “Convertible note payable, at fair value” on the condensed balance sheet.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2013:

	September 30, 2013	December 31, 2012
Common stock options outstanding	4,160,215	4,661,549
Common stock options available for future grant	2,161,410	946,403
Employee Stock Purchase Plan	460,283	150,000
Convertible note payable	1,400,848	1,366,787

Total common shares reserved for future issuance	8,182,756	7,124,739

The following table summarizes our stock option activity under all stock option plans for the nine months ended September 30, 2013 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2012	4,720	$2.11
Granted	361	$7.91
Exercised	(720)	$0.80
Canceled/forfeited/expired	(201)	$3.44

Options outstanding at September 30, 2013	4,160	$2.78

Stock-Based Compensation

The following table summarizes the weighted average assumptions we used in our Black-Scholes calculations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Employee Stock Options:
Risk-free interest rate	1.7%	*	1.4%	1.1%
Expected dividend yield	0.0%	*	0.0%	0.0%
Expected volatility	72.7%	*	67.8%	71.0%
Expected term (years)	6.1	*	6.1	6.1

*	No stock options were granted during the three months ended September 30, 2012.

The following table summarizes the allocation of our stock compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$594	$278	$1,664	$461
General and administrative	384	136	860	271

Total	$978	$414	$2,524	$732

7. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaborations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sanofi	$5,422	$2,500	$10,828	$7,530
GSK	144	186	1,634	1,809
AstraZeneca	465	94	1,394	94
Biogen Idec	87	29	259	29

Total	$6,118	$2,809	$14,115	$9,462

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport’s Syndrome. These options expire in December 2013, subject to a 30-day extension in certain circumstances. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. The non-creditable portion of this payment, $1.25 million, will be recognized as revenue over the option period from the effective date of the option agreement in June 2013 until the expiration of the option period in December 2013. Revenue associated with the creditable portion of this option payment will be deferred until the option period expires, or is re-evaluated in connection with a creditable transaction. In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the original research term and subsequent option agreement, we re-evaluated our estimated period of performance and are now amortizing the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably from June 2013 until the expiration of the option period in December 2013.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with Sanofi and determined that the preclinical payments meet the definition of a substantive milestone because they are related to events: (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. As of the expiration of the research term in June 2013, Sanofi no longer has rights to select additional microRNA targets. As such, we can earn a preclinical milestone of $15.0 million upon the filing of an Investigational New Drug application (“IND”) for the selected microRNA target. We can also receive milestone payments of up to $33.0 million for clinical milestones and up to $165.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from 8 to 12%, depending upon the volume of sales.

GSK

In April 2008, we entered into a strategic alliance with GSK to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases (the “immuno-inflammatory alliance”). In February 2010, we and GSK expanded the strategic alliance to include hepatitis C virus infection (“HCV”) to discover, develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV (the “HCV alliance”). In June 2012, we amended our product development and commercialization agreement with GSK to extend the target selection period for the fourth collaboration target under the agreement. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the strategic alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated performance period under the amended agreement. As of September 30, 2013, deferred revenue associated with the product development and commercialization agreement was $3.7 million.

In June 2013, the product development and commercialization agreement with GSK was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic HCV infection. This amendment removed any further milestone or royalty obligations owed by GSK to us as it relates to RG-101. Concurrent with the amendment, we accelerated the remaining unamortized $1.1 million in deferred revenue associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, which represents that our estimated performance period under the amended agreement is complete.

HCV Alliance

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

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events: (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.5 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

Immuno-Inflammatory Alliance

The immuno-inflammatory alliance with GSK includes contractual milestones. If all the product candidates are successfully developed and commercialized through pre-agreed sales targets we could receive milestone payments up to $432.5 million, including up to $15.5 million for preclinical milestones, up to $87.0 million for clinical milestones, up to $150.0 million for regulatory milestones and up to $180.0 million for commercialization milestones. We are also entitled to receive tiered royalties as a percentage of annual sales which can increase up to the low end of the 10 to 20% range.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with GSK and determined that the preclinical and clinical payments meet the definition of a substantive milestone because they are related to events: (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $0.5 million upon the selection of a fourth microRNA target and $5.0 million upon the selection of a development candidate for each of the selected three targets. We can also earn the following clinical milestones for each of the selected three targets: $4.0 million for the initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

AstraZeneca

In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we have agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we are required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an IND or the end of the research term, which extends until the fourth anniversary of the date of the agreement, and may be extended only by mutual written agreement of us and AstraZeneca. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of alliance product candidates.

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the strategic alliance agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive milestone payments up to $498.0 million, including up to $5.0 million for preclinical milestones, up to $123.0 million for clinical milestones, and up to

$370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of 10 to 20%, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

We have evaluated the contingent event-based payments under our strategic alliance agreement with AstraZeneca and determined that the preclinical payments meet the definition of substantive milestones because they are related to events: (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration.

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

In June 2013, we amended the collaboration and license agreement with Biogen Idec to provide for revised terms with respect to phase 1 of the research plan under the Biogen Idec agreement and revised payment provisions relating to the phase 1 milestones. The Biogen Idec amendment does not modify the maximum dollar amount we were originally eligible to receive in connection with phase 1 milestones under the Biogen Idec agreement, or our estimated period of performance.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones because they are related to events: (i) that can be achieved based in whole or in part on our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved, and (iii) that would result in additional payments being due to us. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. We can earn the following research milestones: $0.25 million for identification of a microRNA biomarker; $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy.

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

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services. These agreements include a Services Agreement with our founding companies Isis Pharmaceuticals, Inc. (“Isis”) and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Total costs incurred from services provided from Alnylam under the Services Agreement were $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. Activities under the Services Agreement for the nine months ended September 30, 2012 were immaterial.

In August, 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment.

9. Subsequent Events

In October 2013, we received a payment of $0.1 million from Biogen Idec for work performed pursuant to the terms of our collaboration and license agreement based on our research to discover microRNAs as biomarkers for MS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations for Regulus Therapeutics Inc., or we, us, our, or the Company, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2013. Past operating results are not necessarily indicative of results that may occur in future periods.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing our first applications with regulatory authorities and potentially commencing Phase 1 clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our initial public offering and concurrent private placement or subsequent public offerings; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam, and Isis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We are pursuing several microRNA targets and are focusing our proprietary efforts in oncology and orphan diseases. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies.

We are currently optimizing anti-miRs in several distinct programs, both independently and with our strategic alliance partners, AstraZeneca AB, or AstraZeneca, GlaxoSmithKline plc, or GSK, and Sanofi. We also have a collaboration agreement with Biogen Idec MA Inc., or Biogen Idec, to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis, or MS. Under these strategic alliances, we are eligible to receive up to approximately $1.3 billion in milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $42.0 million upon achievement of preclinical and investigational new drug application, or IND, milestones, up to $272.0 million upon achievement of clinical development milestones, up to $305.0 million upon achievement of regulatory milestones and up to $670.0 million upon achievement of commercialization milestones.

We are currently executing on our ‘Road to the Clinic’ Strategy which set forth certain corporate goals that seek to advance our microRNA therapeutic pipeline toward the clinic. Specifically, we set the goal of nominating two microRNA candidates for clinical development in 2013, be positioned to file our first applications with regulatory authorities by the first half of 2014 and maintain a strong year-end cash position to support these goals. In May 2013, we announced our first clinical candidate, RG-101, for which we have full ownership and commercial rights. RG-101 is a GalNAc-conjugated anti-miR, which targets microRNA-122, for the treatment of patients with chronic hepatitis C virus infection, or HCV. We expect to file our first application with regulatory authorities for RG-101 in the near term and potentially commence Phase 1 clinical trials of RG-101 in early 2014. Additionally, our strong financial position continues to support these stated goals and we continue to expect to end 2013 with approximately $110 million in cash, cash equivalents and short-term investments. Lastly, we anticipate that we will nominate a second microRNA candidate for clinical development by the end of 2013, which we expect may come from our microRNA-21 (“miR-21”) fibrosis program.

On July 22, 2013, we completed a public offering whereby we sold 5,175,000 shares of common stock at $9.50 per share and received net proceeds of $45.8 million, after deducting underwriting discounts, commissions and other offering expenses. On October 10, 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to us of approximately $39.5 million. Concurrently with the completion of our initial public offering on October 10, 2012, $5.0 million of outstanding principal plus accrued interest of $0.8 million underlying a convertible note that we issued to GSK in April 2008 and amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest of $25,000 underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of our initial public offering, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. On October 23, 2012, the underwriters for our initial public offering partially exercised an over-allotment option to purchase 1,480,982 shares of our common stock at $4.00 per share, resulting in net proceeds to us of approximately $5.5 million.

Recent Developments

•	In November 2013, we presented positive new preclinical data demonstrating that miR-21 plays an important role in Alport Syndrome at the American Society of Nephrology’s Kidney Week 2013 meeting. In a poster presentation, we and Genzyme, a Sanofi company, presented new preclinical data demonstrating that miR-21 plays an important role in the disease progression of Alport Syndrome in collagen 4A3 deficient mice. Treatment with an anti-miR-21 candidate significantly improved renal function, significantly reversed regulated genes and pathways associated with renal pathology, and increased the lifespan of the mice by 20 percent.

•	In November 2013, we presented positive data on RG-101, a GalNAc-conjugated anti-miR targeting miR-122 for the treatment of HCV, in a late-breaking poster at the 64th Annual American Association for the Study of Liver Diseases from preclinical studies evaluating RG-101 for in vitro and in vivo potency, pharmacokinetic/pharmacodynamics, toxicology and safety pharmacology and inhibition of HCV replication. Pharmacologic potency of RG-101 was significantly enhanced by approximately 20 fold in vivo in both mice and non-human primates, relative to the unconjugated oligonucleotide of RG-101. In addition to the potency studies, we tested the efficacy of RG-101 to reduce HCV viral load titer in a human chimeric liver mouse model infected with HCV and observed up to a 2 log reduction in HCV viral load titer with a single dose, which is similar to that observed for oral direct-acting antivirals as monotherapy in this mouse model. The duration of action observed for RG-101 supports the potential for a once-a-month dosing regimen. Additionally, RG-101 has demonstrated an excellent preclinical safety profile to date, although additional preclinical toxicology and safety pharmacology studies are currently ongoing.

•	In October 2013, we announced the selection of an undisclosed oncology target by AstraZeneca under the strategic alliance to discover, develop, and commercialize microRNA therapeutics. We and AstraZeneca continue to collaborate on three exclusive microRNA targets in cardiovascular and metabolic diseases and oncology.

FINANCIAL OPERATIONS OVERVIEW

Revenues

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments under strategic alliance agreements.

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

To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. We are pursuing several microRNA targets and focusing our proprietary efforts in oncology and orphan diseases. Our organization is structured to allow for the rapid deployment and shifting of resources to focus on the best targets based on our ongoing research. As a result, in the early phase of our development, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 56 and have incurred approximately $88.6 million in research and development expenses through September 30, 2013.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, changes in convertible note payable valuation each reporting period, and on occasion income or expense of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under convertible notes payable and equipment and tenant improvement financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2013.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue under strategic alliances	$6,118	$2,809	$14,115	$9,462
Research and development expenses	7,106	5,248	21,710	14,735
General and administrative expenses	1,917	1,093	5,545	2,998
Loss on extinguishment of debt	—	(1,738)	—	(1,738)
Gain (loss) from changes in valuation of convertible note payable	671	(331)	(3,787)	(331)

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sanofi	$5,422	$2,500	$10,828	$7,530
GSK	144	186	1,634	1,809
AstraZeneca	465	94	1,394	94
Biogen Idec	87	29	259	29

Total net revenues from research collaborators	$6,118	$2,809	$14,115	$9,462

Revenue under strategic alliances were $6.1 million and $14.1 million for the three and nine months ended September 30, 2013, compared to $2.8 million and $9.5 million for the same periods in 2012.

In June 2013, the research term expired under the Sanofi alliance, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. These options expire in December 2013, subject to a 30-day extension in certain circumstances. In addition, we agreed to continue specified research on the miR-21 programs during the option period. Upon the expiration of the research term and subsequent option agreement, we re-evaluated our estimated period of performance and are amortizing the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably from June 2013 until the expiration of the option period in December 2013. As a result of the change in our estimated period of performance in June 2013, revenue recognized from the amortization of the upfront payment increased by $3.6 million and $3.9 million in the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012.

In June 2013, the product development and commercialization agreement with GSK was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic HCV infection. As a result, we accelerated the remaining unamortized deferred revenue of $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations. As such, revenue of $0.1 million and $1.6 million was recognized for the three and nine months ended September 30, 2013.

In June 2012, we amended our product development and commercialization agreement with GSK to extend the target selection period for the fourth collaboration target under the agreement. As a result of the extension of the target selection period, we extended our estimated period of performance for the then remaining deferred revenue to approximately eight years, which represented our new estimated performance period under the amended agreement. Revenue of $0.2 million and $1.8 million was recognized for the three and nine months ended September 30, 2012.

In August 2012, we entered into a strategic alliance and concurrent Common Stock Purchase Agreement, or CPSA, with AstraZeneca. The strategic alliance included an upfront payment of $3.0 million and is being amortized over an estimated performance period of 48 months, which resulted in approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2013. In October 2012, pursuant to the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement, which is being amortized over the estimated period of performance of the collaboration. As such, revenue of $0.3 million and $0.8 million was recognized for the three and nine months ended September 30, 2013.

In August 2012, we entered into a collaboration and license agreement with Biogen Idec, which included an upfront payment of $0.8 million. We are recognizing revenue related to the upfront payment over our estimated period of performance, which is approximately two years. As such, revenue of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2013.

Research and development expenses

Research and development expenses were $7.1 million and $21.7 million for the three and nine months ended September 30, 2013, respectively, compared to $5.2 million and $14.7 million for the same periods in 2012. The increase was attributable to an expansion of our research and development personnel and increase in IND-enabling activities for RG-101. We expect our research and development expenses to increase over the coming quarters to the extent we commence clinical studies and initiate additional IND-enabling activities.

General and administrative expenses

General and administrative expenses were $1.9 million and $5.5 million for the three and nine months ended September 30, 2013, respectively, compared to $1.1 million and $3.0 million for the same periods in 2012. The increase was primarily attributable to an increase in headcount, incremental operating expenses and other costs associated with being a public reporting company.

Loss on extinguishment of debt

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK, or the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. As a result, we recognized a $1.7 million loss on extinguishment of debt in the three and nine months ended September 30, 2012.

Loss from valuation of convertible note payable

The amended and restated 2010 GSK Note provided for a rollover of the 2010 GSK Note into a new promissory note effective as of the closing date of a qualified initial public offering, or the Post-IPO GSK Note. We used a third party valuation firm to value the Post-IPO GSK Note at September 30, 2013 and 2012. Changes in the fair value of the Post-IPO GSK Note are recorded in non-operating earnings. We recorded a gain from the change in the valuation of the Post-IPO GSK Note of $0.7 million in the three months ended September 30, 2013, which was principally caused by a decrease in our stock price at September 30, 2013 compared to June 30, 2013. We recorded a loss from the change in the valuation of the Post-IPO GSK Note of $3.8 million for the nine months ended September 30, 2013, which was principally caused by an increase in our stock price at September 30, 2013 compared to December 31, 2012. We recorded a loss from the change in the valuation of the Post-IPO GSK Note of $0.3 million for the three and nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through September 30, 2013, we have received $66.3 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances, collaborations, government grants and loans, and $170.7 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012 and $45.8 million in net proceeds from our public offering in July 2013. We expect that our existing cash and cash equivalents, together with interest and potential milestones, will be sufficient to fund our current operations into 2017. However, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

As of September 30, 2013, we had $123.9 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(19,016)	$(9,572)
Investing activities	(34,524)	14,354
Financing activities	46,478	3,469

Total	$(7,062)	$8,251

Operating activities

Net cash used in operating activities increased to $19.0 million for the nine months ended September 30, 2013, compared $9.6 million for the nine months ended September 30, 2012. The increase in net loss to $16.7 million for the nine months ended September 30, 2013 from $10.5 million for the nine months ended September 30, 2012 included an increase of $3.5 million in non-cash charges associated with an increase in valuation of the Post-IPO GSK Note. Additionally, non-cash stock-based compensation charges increased by $1.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Changes in working capital resulted in a net increase in cash used in operating activities of $7.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, principally as a result of a $11.1 million increase in the amortization of deferred revenue, offset by a decrease in contract and other receivables of $2.9 million.

Investing activities

Net cash provided by or used in investing activities for the periods presented primarily relate to the purchase, sale and maturity of investments used to fund the day-to-day needs of our business. In October 2012, we completed an initial public offering and concurrent private placement, resulting in net proceeds of $70.0 million, and in July 2013, we completed a public offering, resulting in net proceeds of $45.8 million. As such, net cash used in investing activities in the nine months ended September 30, 2013 included the net investment of short-term investments of $34.1 million. Conversely, net cash provided by investing activities in the nine months ended September 30, 2012 included the net maturity and sale of short term investments of $15.3 million.

Financing activities

Net cash provided by financing activities was $46.5 million for the nine months ended September 30, 2013, compared to $3.5 million provided by financing activities for the nine months ended September 30, 2012. The change in cash from financing activities for the nine months ended September 30, 2013 was primarily due to $45.8 million in net proceeds from our public offering in July 2013. Net cash provided by financing activities for the nine months ended September 30, 2012 was a result of $5.0 million in proceeds from a convertible note issued by Biogen Idec in August 2012, offset by $1.3 million in payments related to our initial public offering.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2013, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or the SEC, on February 19, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on September 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a preclinical-stage, biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical studies for our initial programs. We have not yet initiated a clinical trial or obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred losses in each year since our inception in September 2007. Our net losses were $2.2 million and $5.7 million for the three months ended September 30, 2013 and 2012, respectively and $16.7 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $77.2 million.

We have devoted most of our financial resources to research and development, including our preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have entered into strategic alliances with Sanofi to develop our miR-21 programs for hepatocellular carcinoma, or HCC, and kidney fibrosis, with GSK, to develop our miR-122 program for HCV, and with AstraZeneca, to develop our miR-33 program for atherosclerosis. Under our agreement with GSK, GSK has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our microRNA product platform. If GSK exercises its option to obtain a license to develop, manufacture and commercialize such product candidates, GSK will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidates. However, if GSK does not exercise its option within the timeframes that we expect, or at all, or if Sanofi terminates its agreement with us, we will be responsible for funding further development of these product candidates and may not have the resources to do so unless we are able to enter into another strategic alliance for these product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have not initiated clinical development of any product candidate to date and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

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

We may need to raise additional capital, which may not be available on acceptable terms, or at all.*

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

We expect that our existing cash and cash equivalents, together with interest and potential milestones, will be sufficient to fund our current operations into 2017. However, changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-101 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to product side effects or disease progression;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a future microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with GSK, GSK has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant efficacy and safety endpoints in the first clinical trial designed to show efficacy, safety and tolerability with respect to each of four potential programs or earlier, at GSK’s option. However, GSK is not under any obligation to exercise its option to progress any of our microRNA development candidates. While each of AstraZeneca GSK and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

Specifically, with respect to termination rights, Sanofi may terminate the entire alliance or its current alliance target program for any or no reason upon 30 days’ written notice to us. The agreement with Sanofi may also be terminated by either party for material breach by the other party, including a failure to comply with such party’s diligence obligations that remains uncured after 120 days. Similarly, GSK may terminate the entire alliance or any alliance target program for any or no reason upon 90 days’ written notice to us and the agreement may also be terminated by either party for material breach by the other party, including a failure to comply with such party’s diligence obligations that remains uncured after a specified notice period. The agreement with AstraZeneca may be terminated by either party in the event of the other party’s material breach which remains uncured after 40 business days following notice thereof (or 30 business days in the case of nonpayment). In addition, AstraZeneca may terminate the agreement in its entirety for any reason upon 60 business days’ written notice to us. Depending on the timing of any such termination, we may not be entitled to receive the option exercise fees or milestone payments, as these payments terminate with termination of the respective program or agreement.

If any of our alliance partners do not elect to pursue the development and commercialization of our microRNA development candidates or if they terminate the strategic alliance, then, depending on the event:

•	in the case of Sanofi, under certain circumstances, we may owe Sanofi royalties with respect to product candidates covered by our agreement with Sanofi that we elect to continue to commercialize, depending upon the stage of development at which such product commercialization rights reverted back to us, or additional payments if we license such product candidates to third parties;

•	the development of our product candidates subject to the AstraZeneca agreement, the GSK agreement or the Sanofi agreement, as applicable, may be terminated or significantly delayed;

•	our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by AstraZeneca, GSK or Sanofi, as applicable;

•	we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the AstraZeneca agreement, the GSK agreement or the Sanofi agreement, as applicable, including the reimbursement of third parties; and

•	in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our future product candidates may be subject to claims of infringement of the patent rights of third parties.

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

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be priced significantly lower.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2013, we had 69 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $12.41, through November 8, 2013. The trading price of our common stock is likely to continue to be volatile.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2013, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 69% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain lock-up agreements pertaining to our recently completed public offering expired on October 14, 2013 and certain lock-up agreements pertaining to our initial public offering expired on October 4, 2013. Upon the expiration of these lock-up agreements, a substantial number of shares of common stock became eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to any of these shares held by directors, executive officers and other affiliates. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the applicable lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan each year.

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

As of November 8, 2013, we have not used any of the net proceeds from the offering. We intend to use the net proceeds for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that certain of our directors and executive officers have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2013).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: November 13, 2013	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2013).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.