Form 10-K
period 2013-12-31
Regulus Therapeutics Inc.
filed 2014-02-28
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $125.1 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 28, 2013 of $9.81 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 7, 2014 was 43,168,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

Regulus Therapeutics Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. All other product and company names are trademarks of their respective companies.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our initial public offering and concurrent private placement or our subsequent public offering in July 2013;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Item 1.	Business.

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Isis Pharmaceuticals, Inc., or Isis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We are pursuing several microRNA targets and are focusing our proprietary efforts in oncology and orphan diseases. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. Additionally, we believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. In January 2014, we expanded our biomarkers efforts and established microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease, which is designed to support our therapeutic pipeline, collaborators and strategic partners.

RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are small RNAs that do not code for proteins but rather are responsible for regulating gene expression by affecting the translation of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate several genes that are instrumental for the normal function of a biological pathway. More than 500 microRNAs have been identified to date in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.

We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs are a recent discovery in biology and, until recently, have not been a focus of pharmaceutical research;

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases;

•	microRNA therapeutics can be produced with a more efficient rational drug design process; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.

We are currently optimizing anti-miRs in several distinct programs, both independently and with our strategic alliance partners, AstraZeneca AB, or AstraZeneca, GlaxoSmithKline plc, or GSK, and Sanofi. We also have a collaboration agreement with Biogen Idec MA Inc., or Biogen Idec, to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis, or MS. Under these strategic alliances, we are eligible to receive up to approximately $1.5 billion in milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $128.0 million upon achievement of preclinical and investigational new drug application, or IND, milestones, up to $254.0 million upon achievement of clinical development milestones, up to $380.0 million upon achievement of regulatory milestones and up to $730.0 million upon achievement of commercialization milestones.

In 2013, we set forth certain corporate goals that seek to advance our microRNA therapeutic pipeline toward the clinic under our ‘Road to the Clinic’ strategy. Specifically, we set the goal of nominating two microRNA candidates for clinical development in 2013, be positioned to file our first applications with regulatory authorities by the first half of 2014 and maintain a strong year-end cash position to support these goals. We successfully achieved all of these goals under our ‘Road to the Clinic’ strategy. Our first clinical candidate, RG-101, for which we have full ownership and commercial rights, is a GalNAc-conjugated anti-miR, which targets microRNA-122, for the treatment of patients with chronic hepatitis C virus infection, or HCV. We filed our first application for RG-101 with regulatory authorities in the Netherlands and recently received approval to commence a Phase I clinical trial. Additionally, we nominated RG-012, an anti-miR targeting miR-21 for the treatment of Alport Syndrome, an orphan, life-threatening kidney disease driven by genetic mutations, as our second microRNA candidate for clinical development. We are responsible for advancing RG-012 to proof-of-concept and Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of the RG-012 program. Lastly, our strong financial position supported our ‘Road to the Clinic’ goals as we ended 2013 with $114.0 million in cash, cash equivalents and short-term investments.

In February 2014, we launched our ‘Clinical Map Initiative’, which outlines certain corporate goals and objectives to advance our microRNA therapeutics pipeline over the next several years. Specifically, we intend to demonstrate human proof-of-concept results in the Phase I clinical study of RG-101 by the end of 2014, initiate a Phase I clinical study of RG-012 for the treatment of Alport Syndrome in the first half of 2015 and nominate a third microRNA candidate for clinical development by the end of 2014. In order to achieve these objectives, we intend to maintain a strong financial position and end 2014 with at least $75.0 million in cash, cash equivalents and short-term investments.

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

We view the following as providing a competitive advantage for our microRNA product platform:

•	a mature platform selectively producing multiple development candidates advancing to the clinic;

•	scientific advisors who are pioneers in the microRNA field;

•	exclusive access to proven RNA therapeutic technologies through our founding companies, as well as approximately 850 patents and patent applications relating to oligonucleotide technologies;

•	a leading microRNA intellectual property estate with access to approximately 200 patents and patent applications covering compositions and therapeutic uses;

•	development expertise and financial resources provided by our three major strategic alliances with AstraZeneca, GSK and Sanofi; and

•	over 30 academic collaborations that help us identify new microRNA targets and support our early stage discovery efforts.

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

Step 3—Validation of microRNA targets

Our validation strategy is based on two distinct steps. First, using genetic tools, we determine whether up-regulation, or overproduction, of the microRNA in healthy animals can create the specific disease state and inhibition of the microRNA can lead to a therapeutic benefit. Second, using animal models predictive of human diseases, we determine whether pharmacological modulation of the up-regulated microRNA target with our anti-miRs can also lead to a therapeutic benefit. This validation process enables us to prioritize the best microRNA targets that appear to be key drivers of disease and not simply correlating markers.

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

Regulus microMarkersTM

In January 2014, we established Regulus microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease, which is designed to support our therapeutic pipeline, collaborators and strategic partners. Through our microRNA target identification and validation efforts we have developed proprietary technologies for microRNA profiling and analysis of human clinical samples such as tissue. More recently, microRNAs have been detected in bodily fluids such as blood, and emerging data generated by us and others have demonstrated that microRNA signatures in blood can mimic the expression profile observed in disease tissues.

The identification of dysregulated microRNAs from various human tissues and blood helps us identify and validate potential microRNA targets for therapeutic development. Equally important, such microRNAs may become biomarkers that can be used to select optimal patient segments for our clinical trials and the clinical trials of our strategic alliance partners and collaborators. In August 2012, we entered into an agreement with Biogen Idec MA Inc. to collaborate on microRNA biomarkers for MS and more recently, we entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations.

OUR INITIAL DEVELOPMENT CANDIDATES

We are developing single-stranded oligonucleotides, which are chemically synthesized chains of nucleotides that are mirror images of specific target microRNAs. We incorporate proprietary chemical modifications to enhance drug properties such as potency, stability and tissue distribution. We refer to these chemically modified oligonucleotides as anti-miRs. Each anti-miR is designed to bind with and inhibit a specific microRNA target that is up-regulated in a cell and that is involved in the disease state. In binding to the microRNA, anti-miRs correct the dysregulation and return diseased cells to their healthy state. We have demonstrated therapeutic benefits of our anti-miRs in over 20 different preclinical models of human diseases.

We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic alliance partners to optimize anti-miR development candidates. Our distinct therapeutic development programs are shown in the table below:

microRNA target	anti-miR program	Commercial rights
miR-122	RG-101 for HCV	Regulus*
miR-21	RG-012 for Alport Syndrome	Sanofi/Regulus**
miR-221	Hepatocellular carcinoma	Sanofi/Regulus**
miR-21	Oncology	Sanofi/Regulus**
miR-19	Oncology	AstraZeneca
miR-103/107	Metabolic Disease	AstraZeneca
miR-10b	Glioblastoma	Regulus
*	With the exception of RG-101, commercial rights for miR-122 target licensed to GSK.
**	Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of these programs. At this stage, Regulus will have the option to co-promote any microRNA therapeutic product in the United States.

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

Our approach has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•	In April 2008, we formed a strategic alliance with GSK to discover and develop microRNA therapeutics for immuno-inflammatory diseases. In February 2010, we and GSK expanded the alliance to include potential microRNA therapeutics for the treatment of HCV. In June 2013, we amended our agreement with GSK and agreed that RG-101 is fully-owned by us and that miR-122 remains a collaboration target under the agreement.

•	In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock at a purchase price of $7.67 per share, representing the average of the daily volume weighted average price per share of our common stock during the 30 trading days ending on the date immediately preceding the date of investment. Under the terms of our extended alliance, Sanofi will have opt-in rights to our miR-21 pre-clinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi or will have the right to co-promote these products. For additional information, see Notes 5 and 15 to our financial statements under Item 8 of Part II of this Annual Report.

•	In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. Pursuant to this alliance, we were investigating targeting microRNA- 33 (“miR-33”) for the treatment of atherosclerosis. We and AstraZeneca recently agreed to terminate this program as a collaboration target. We continue to work towards the identification of development candidates on our other programs partnered with AstraZeneca, such as our program targeting microRNA 103/107 (“miR-103/107”) for the treatment of metabolic diseases and microRNA-19 (“miR-19”) in oncology, a target selected by AstraZeneca in October 2013. In addition, AstraZeneca has a contractual right to substitute a new target for miR-33.

•	In August 2012, we entered into a collaboration agreement with Biogen Idec to evaluate the potential use of microRNA signatures as a biomarker for human patients with MS. In June 2013, we and Biogen Idec amended the collaboration agreement to update the research plan and criteria for success. We have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations.

OUR STRATEGY

We are building the leading biopharmaceutical company focused on the discovery and development of first-in-class, targeted drugs based on our proprietary microRNA product platform. The key elements of our strategy are to:

•	Execute on our “Clinical Map Initiative”; rapidly advance our initial programs into clinical development. We are currently optimizing our proprietary and partnered anti-miRs for development candidate selection. We expect to commence our first clinical trial in the first quarter of 2014, a Phase I clinical trial of RG-101, our GalNAc-conjugated anti-miR for the treatment of HCV. Additionally, we nominated RG-012, an anti-miR targeting miR-21 for the treatment of Alport Syndrome, an orphan, life-threatening kidney disease driven by genetic mutations, as our second microRNA candidate for clinical development.

•	Focus our resources on developing drugs for niche indications or orphan diseases. We believe that microRNA therapeutics have utility in many diseases as they regulate pathways, not single targets. We intend to focus on proprietary product opportunities in niche therapeutic areas where the development and commercialization activities are appropriate for our size and financial resources, such as our kidney fibrosis program targeting miR-21 for the treatment of Alport Syndrome.

•	Selectively form strategic alliances to augment our expertise and accelerate development and commercialization. We have established strategic alliances with AstraZeneca, GSK and Sanofi and we will continue to seek partners who can bring therapeutic expertise, development and commercialization capabilities and funding to allow us to maximize the potential of our microRNA product platform.

•	Selectively use our microRNA product platform to develop additional targets. We have identified several other microRNA targets with potential for therapeutic modulation and will apply our rigorous scientific and business criteria to develop them.

•	Develop microRNA biomarkers to support therapeutic product candidates. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. In January 2014, we expanded our biomarkers efforts and established microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease, which is designed to support our therapeutic pipeline, collaborators and strategic partners.

•	Maintain scientific and intellectual leadership in the microRNA field. We will continue to conduct research in the microRNA field to better understand this new biology and characterize the specific mechanism of action for our future drugs. This includes building on our strong network of key opinion leaders and securing additional intellectual property rights to broaden our existing proprietary asset estate.

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

We believe that we have a strong intellectual property position and substantial know-how relating to the development and commercialization of microRNA therapeutics, composed of:

•	approximately 200 patents or patent applications that we own or have in-licensed from academic institutions and third parties including our founding companies, Alnylam and Isis, related to microRNA and microRNA drug products; and

•	approximately 850 patents or patent applications exclusively licensed from our founding companies, Alnylam and Isis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics.

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

We have exclusively licensed from New York University, or NYU, patent rights encompassing the use of an anti-miR therapeutic targeting miR-33 for the treatment of atherosclerosis, metabolic syndrome and elevated triglycerides. In collaboration with us, Kathryn Moore, Ph.D. and colleagues at NYU demonstrated that inhibiting miR-33 has several therapeutic benefits, including reduction of atherosclerotic plaque size in an experimental model of atherosclerosis, in addition to reduction of serum triglycerides in non-human primates. The NYU-licensed patent rights include five U.S. and foreign patent applications. Any patents that may issue from these applications would have a statutory expiration date in 2031.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of approximately 15 U.S. and foreign patents and approximately 80 U.S. and foreign applications with claims to methods of composition-of-matter related to our microRNA drug products and microRNA product platform. We jointly own approximately 10 of the patents and pending applications including those claiming methods for treating liver cancer, including hepatocellular carcinoma, or HCC, using anti-miRs targeting miR-21. The patents have statutory expiration dates in 2024, 2025, 2026, or 2029. Any patents that may issue from the pending applications would have statutory expiration dates between 2024 and 2033.

Our founding companies, Alnylam and Isis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Due to patent expiration and strategic patent portfolio decisions, the total number licensed to Regulus will fluctuate from year to year. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products have statutory expiration dates in 2016, 2023, 2027 and 2029.

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

The longest lived patent rights licensed to us under the agreement have a statutory expiration date of September 2022.

Diagnostic license

In addition, in June 2009, we entered into a co-exclusive license with Max-Planck for use of the Tuschl 3 patents for diagnostic purposes. Under the terms of the license, we made an aggregate initial payment to Max-Planck of €175,000 in three installments, with €75,000 paid in June 2009 and €50,000 paid in each of June 2010 and June 2011. In addition, we made annual maintenance payments of €10,000 in 2011, €20,000 in 2012 and €30,000 in 2013 and will make annual maintenance payments in this amount thereafter during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and low end of the 10 to 20% range in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.

We are required to use commercially reasonable efforts to develop and commercialize products under the agreement. Under the terms of the agreement, Max-Planck is permitted to provide up to three additional co-exclusive licenses to its diagnostic patent rights. The longest lived patent rights licensed to us under the agreement have a statutory expiration date of September 2022.

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

Research and Development Expenses

In 2013, 2012 and 2011, research and development expenses were $29.9 million, $20.3 million and $17.3 million, respectively.

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

We are aware of several companies that are working specifically to develop microRNA therapeutics. These include the biotechnology companies Groove Biopharma, Inc., InteRNA Technologies B.V., miRagen Therapeutics, Inc., MiReven Pty Ltd, Mirna Therapeutics, Inc., Microlin Bio, Inc. and Santaris Pharma A/S. These competitors also compete with us in recruiting human capital and securing licenses to complementary technologies or specific microRNAs that may be critical to the success of our business. They also compete with us for potential funding from the pharmaceutical industry. In addition, we expect that for each disease category for which we determine to develop and apply our microRNA therapeutics there are other biotechnology companies that will compete against us by applying marketed products and development programs using technology other than microRNA therapeutics. The key competitive factors that will affect the success of any of our development candidates, if commercialized, are likely to be their efficacy relative to such competing technologies, safety, convenience, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors have products which are better in one or more of these categories.

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

Our executive officers are:

•	Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer, is an entrepreneur who has been involved in founding several companies, including Anadys Pharmaceuticals, Inc. (acquired by F. Hoffmann-La Roche Inc. in 2011), which he started as President and Chief Executive Officer.

•	Neil W. Gibson, Ph.D., our Chief Scientific Officer, is experienced in the discovery and development of novel therapeutics who previously served as Chief Scientific Officer of the Oncology Research Unit at Pfizer Inc. and as Chief Scientific Officer of OSI Pharmaceuticals, Inc. He was involved in the discovery and development of several commercial cancer drugs including Xalkori® (crizotinib), Nexavar® (sorafenib) and Tarceva® (erlotinib).

Our executive team is supported by the following key personnel:

•	David Szekeres, our Chief Business Officer and General Counsel, is an experienced transactional advisor with over a decade of experience in the global life sciences industry and who previously served in leadership roles at several companies, including Life Technologies Corporation, Invitrogen Corporation, Latham & Watkins LLP and Robertson Stephens.

•	Mary Glanville, our Senior Vice President of Human Capital, is an accomplished human resources executive in the life sciences industry who previously served in management roles at Anadys Pharmaceuticals, Inc. (acquired by F. Hoffman-La Roche Inc. in 2011), Inflazyme Inc. and Inex Pharmaceuticals Corp.

•	Victor Knopov, Ph.D., our Vice President, Pharmaceutical Development, is a leader in oligonucleotide drug delivery and pharmaceutical development who has held positions at Nitto Denko Technical Corporation, Bio-Medics, Inc., EnGene, Inc., Marina Biotech, Inc. and Inex Pharmaceuticals Corporation. Dr. Knopov has extensive knowledge of Chemistry, Manufacturing and Control, or CMC, development for various technology platforms including commercial production of enzymes, anticancer liposomal products as well as advanced delivery systems for antisense, plasmids and siRNA based on lipids, polymer nanoparticles and conjugated systems.

•	Daniel R. Chevallard, CPA, our Vice President, Finance and Accounting, is a corporate finance leader with public accounting expertise who previously held senior roles in corporate finance, accounting and financial reporting as Controller and Senior Director, Finance at Prometheus Laboratories Inc. and who was a senior financial auditor at Ernst & Young LLP.

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status has similar but not identical benefits in the European Union.

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

Employees

As of December 31, 2013, we had 76 employees, of which 73 were full-time employees. Of these full-time employees, 59 employees are engaged in research and development activities and 14 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.

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

Our corporate website address is www.regulusrx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States and have also registered it in the European Union and Switzerland. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $18.7 million, $17.4 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $79.1 million.

We have devoted most of our financial resources to research and development, including our preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have entered into strategic alliances with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications, with GSK to develop our miR-122 program for HCV, and with AstraZeneca, to develop metabolic and oncology programs. Under our agreements with Sanofi and GSK, Sanofi and GSK each have an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If either of Sanofi or GSK exercises their respective options to obtain a license to develop, manufacture and commercialize such product candidates, such party will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidates. However, if either of these parties does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidates and may not have the resources to do so unless we are able to enter into another strategic alliance for these product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have only recently initiated clinical development of any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates toward clinical programs. We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.

As we move our lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-101, RG-012 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our future product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a future microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliances with Sanofi and GSK, Sanofi and GSK each have the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, neither Sanofi nor GSK is under any obligation to exercise these options to progress any of our microRNA development candidates. While each of AstraZeneca, GSK and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, if Sanofi elects to develop and commercialize a product candidate targeting miR-21 or miR-221/222 for oncology indications or RG-012 for kidney fibrosis under its strategic alliance with us, Sanofi will be responsible for the manufacture of the product candidates for further clinical trials. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials. Each of AstraZeneca and GSK will have similar obligations to manufacture product candidates which it takes into clinical trials under its strategic alliance with us and we will face similar risks as to those product candidates.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, as well as interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our future product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in patents that our future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our future product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

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

RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES

The commercial success of our programs that are part of our strategic alliance agreements with Sanofi, GSK and AstraZeneca, will depend in large part on the development and marketing efforts of our alliance partners. If our alliance partners are unable to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. We are aware of several companies that are working specifically to develop microRNA therapeutics including Groove Biopharma, Inc., InteRNA Technologies B.V., miRagen Therapeutics, Inc., MiReven Pty Ltd, Mirna Therapeutics, Inc., Microlin Bio, Inc. and Santaris. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

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

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we have co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, but would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs that are the subject of existing strategic alliances, such as miR-122 with GSK and the metabolic and oncology programs with AstraZeneca, we intend to rely completely on our alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.

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

Our strategic alliance agreements with Sanofi, GSK and AstraZeneca provide that our partners will be responsible for the commercialization of future product candidates, if any, from their respective programs, as applicable. If any other future product candidates that we may develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2013, we had 73 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on a global enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel is interrupted, our business could suffer. The integrity and protection of our employee and Company data is critical to our business and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $12.41, through February 7, 2014. The trading price of our common stock is likely to continue to be volatile.

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

As of February 7, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 78% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain lock-up agreements pertaining to our recently completed public offering expired on October 14, 2013 and certain lock-up agreements pertaining to our initial public offering expired on October 4, 2013. Upon the expiration of these lock-up agreements, a substantial number of shares of common stock became eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to any of these shares held by directors, executive officers and other affiliates. In connection with our private placement of 1,303,780 shares to Aventis Holdings Inc., or Aventis, an entity affiliated with Sanofi, in February

2014, Aventis has agreed that for a period of 12 months after the date on which the shares were issued, subject to specified exceptions, Aventis will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares of our common stock issued to Aventis in the private placement. Subject to certain limitations, all of the shares issued to Aventis in the private placement will become eligible for sale upon expiration of the lock-up period. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the applicable lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. We currently plan to file a registration statement that will provide for the sale of shares of common stock by us or by selling stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling shareholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We currently plan to file a registration statement that will provide for the sale of shares of common stock by us or by selling stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling shareholders.

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

Our administrative offices and research laboratory is located in La Jolla, California. As of December 31, 2013, we had a lease for approximately 29,000 square feet for office and laboratory space. Our lease currently expires in June 2017, subject to our option to renew for up to two additional three-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on October 4, 2012 under the symbol “RGLS.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2012:
Fourth Quarter (commencing October 4, 2012)	$6.49	$4.02

Year Ended December 31, 2013:
First Quarter	$7.89	$4.67
Second Quarter	$10.94	$6.44
Third Quarter	$12.89	$7.90
Fourth Quarter	$9.82	$5.83

Holders of Record

As of February 7, 2014, there were approximately 16 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from October 4, 2012 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2013 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on October 4, 2012. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Use of Proceeds

On October 4, 2012, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-183384) that was declared effective by the SEC on October 4, 2012 and that registered an aggregate of 12,937,500 shares of our common stock for sale to the public at a price of $4.00 per share and an aggregate offering price of $51.8 million. On October 10, 2012 and October 23, 2012, we sold 11,250,000 shares and 1,480,982 shares of our common stock, respectively, to the public at a price of $4.00 per share for an aggregate gross offering price of $50.9 million. Lazard Capital Markets, Cowen and Company and BMO Capital Markets acted as joint book-running managers for the offering, and Needham & Company and Wedbush PacGrow Life Sciences served as co-managers for the offering.

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

As of December 31, 2013, we have used approximately $5.3 million of the net proceeds from the offering for preclinical and clinical development of our initial micro RNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We may also use a portion of the remaining net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the remaining net proceeds from our initial public offering. Accordingly, our management will continue to have broad discretion in the application of the remaining net proceeds.

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

	Year ended December 31,
Statement of operations data	2013	2012	2011
Revenues:
Revenue under strategic alliances	$19,569	$12,700	$13,767
Grant revenue	—	—	22

Total revenues	19,569	12,700	13,789
Operating expenses:
Research and development	29,942	20,342	17,289
General and administrative	7,429	4,932	3,637

Total operating expenses	37,371	25,274	20,926

Loss from operations	(17,802)	(12,574)	(7,137)
Loss on extinguishment of debt	—	(1,738)	—
Loss from change in value of convertible note payable	(1,145)	(2,969)	—
Interest and other expense, net	256	(137)	(259)

Loss before income taxes	(18,691)	(17,418)	(7,396)
Income tax (benefit) expense	(23)	(10)	206

Net loss	$(18,668)	$(17,408)	$(7,602)

Net loss per share, basic and diluted(1)	$(0.49)	(2.12)	(85.82)

Shares used to compute basic and diluted net loss per share(1)	38,479,447	8,212,538	88,582

(1)	See Note 2 of our Notes to Financial Statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the share and per share data.

	As of December 31,
Balance sheet data	2013	2012	2011
Cash, cash equivalents and short-term investments	$114,005	$98,100	$38,144
Working capital	106,812	86,161	25,816
Total assets	123,065	103,518	42,881
Convertible notes payable	11,279	10,134	10,815
Convertible preferred stock	—	—	42,691
Accumulated deficit	(79,087)	(60,419)	(43,011)
Total stockholders’ equity (deficit)	93,457	62,093	(41,494)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam and Isis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs. We use these anti-miRs to modulate microRNAs and by doing so return diseased cells to their healthy state. We are pursuing several microRNA targets and are focusing our proprietary efforts in oncology and orphan diseases. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. Additionally, we believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. In January 2014, we expanded our biomarkers efforts and established microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease, which is designed to support our therapeutic pipeline, collaborators and strategic partners.

We are currently optimizing anti-miRs in several distinct programs, both independently and with our strategic alliance partners, AstraZeneca, GSK and Sanofi. We also have a collaboration agreement with Biogen Idec to evaluate the potential use of microRNA signatures as a biomarker for human patients with MS. Under these strategic alliances, we are eligible to receive up to approximately $1.5 billion in milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $128.0 million upon achievement of preclinical and IND milestones, up to $254.0 million upon achievement of clinical development milestones, up to $380.0 million upon achievement of regulatory milestones and up to $730.0 million upon achievement of commercialization milestones.

In 2013, we set forth certain corporate goals that seek to advance our microRNA therapeutic pipeline toward the clinic under our ‘Road to the Clinic’ strategy. Specifically, we set the goal of nominating two microRNA candidates for clinical development in 2013, be positioned to file our first applications with regulatory authorities by the first half of 2014 and maintain a strong year-end cash position to support these goals. We successfully achieved all of these goals under our ‘Road to the Clinic’ strategy: (i) our first clinical candidate, RG-101, for which we have full ownership and commercial rights, is a GalNAc-conjugated anti-miR, which targets microRNA-122, for the treatment of patients with chronic HCV. We filed our first application for RG-101 with regulatory authorities in the Netherlands and recently received approval to commence a Phase I clinical trial. Additionally, we nominated RG-012, an anti-miR targeting miR-21 for the treatment of Alport Syndrome, an orphan, life-threatening kidney disease driven by genetic mutations, as our second microRNA candidate for clinical development. We are responsible for advancing RG-012 to proof-of-concept and Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of RG-012 program. Lastly, our strong financial position supported our ‘Road to the Clinic’ goals as we ended 2013 with $114.0 million in cash, cash equivalents and short-term investments.

In February 2014, we launched our ‘Clinical Map Initiative’, which outlines certain corporate goals and objectives to advance our microRNA therapeutics pipeline over the next several years. Specifically, we intend to demonstrate human proof-of-concept results in the Phase I clinical study of RG-101 by the end of 2014, initiate a Phase I clinical study of RG-012 for the treatment of Alport Syndrome in the first half of 2015 and nominate a third microRNA candidate for clinical development by the end of 2014. In order to achieve these objectives, we intend to maintain a strong financial position and end 2014 with at least $75.0 million in cash, cash equivalents and short-term investments.

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

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to extend our strategic alliance. Under the terms of our extended alliance, Sanofi will have opt-in rights to our miR-21 pre-clinical fibrosis program targeting miR-21for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi or will have the right to co-promote these products. For additional information, see Notes 5 and 15 to our financial statements under Item 8 of Part II of this Annual Report.

In connection with our entry into the second amended and restated collaboration and license agreement with Sanofi, we sold and issued 1,303,780 shares of our common stock to Aventis, an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the preclinical development of our therapeutic programs, and our microMarkersTM division. Our research and development expenses include:

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

Since our inception in January 2009, we have grown from 15 research and development personnel to 59 and have spent a total of approximately $96.8 million in research and development expenses through December 31, 2013.

We expect our research and development expenses to increase for the foreseeable future as we advance our research programs toward the clinic and initiate clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our strategic alliance partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with GSK, we may be responsible for the development of product candidates through clinical proof-of-concept, depending on the time at which GSK may choose to exercise its option to obtain an exclusive license to develop, manufacture and commercialize product candidates on a program-by-program basis. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates up through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of IND approval in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.

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

Multiple element arrangements, such as our strategic alliance agreements with GSK, and Sanofi, are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument. In July 2012, we amended and restated the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK note. We performed valuations at the extinguishment date and subsequently on a quarterly basis with changes in fair value recorded in non-operating earnings. This instrument has been classified in Level 3 within the fair value hierarchy.

Our valuation technique uses an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considers the debt and option characteristics of the note. The key inputs to the model are volatility, risk-free rate and credit spread. The absolute stock and strike price are not key inputs because upon an initial public offering, the conversion option was assumed to be set at-the-money. The estimated fair value of the note was based on the probability weighted average of an initial public offering and a non-initial public offering scenario for the initial valuation in July 2012 and subsequent valuation in September 2012. The For valuations subsequent to our initial public offering, the valuation did not consider a probability weighting, as the initial public offering was completed in October 2012. The volatility inputs are based on historical and implied volatility of peer companies. Peer companies are materially consistent with those used previously in our 409A analyses. The risk-free rate inputs are based on the yield of US Treasury Strips as of each date. The credit spread inputs are based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

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

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
Revenue under strategic alliances	$19,569	$12,700	$6,869
Research and development expenses	29,942	20,342	9,600
General and administrative expenses	7,429	4,932	2,497
Loss on extinguishment of debt	—	(1,738)	1,738
Loss from changes in valuation of convertible note payable	(1,145)	(2,969)	1,824

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2013	2012
Sanofi	$15,336	$10,030
GSK	1,778	1,996
AstraZeneca	1,859	559
Biogen Idec	596	115

Total net revenues from strategic alliances	$19,569	$12,700

Revenue under strategic alliances was $19.6 million for the year ended December 31, 2013 compared to $12.7 million for the year ended December 31, 2012.

In June 2013, the research term expired under the Sanofi alliance, at which time we entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under our second amended and restated collaboration and license agreement with Sanofi. The non-creditable portion of this payment, $1.25 million, is being recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period. Revenue associated with the creditable portion of this option payment will be deferred until its application to a creditable transaction. In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the original research term and subsequent option agreement, we re-evaluated our estimated period of performance and amortized the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably from June 2013 through the expiration of the option period. As a result of the change in our estimated period of performance in June 2013 and recognition of the non-creditable portion of the option payment, revenue associated with the Sanofi alliance increased to $15.3 million for the year ended December 31, 2013, compared to $10.0 million for the year ended December 31, 2012.

In June 2013, the product development and commercialization agreement with GSK was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic HCV infection. As a result, we accelerated the remaining unamortized deferred revenue of $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations. As such, revenue of $1.8 million was recognized for the year ended December 31, 2013.

In June 2012, we amended our product development and commercialization agreement with GSK to extend the target selection period for the fourth collaboration target under the agreement. As a result of the extension of the target selection period, we extended our estimated period of performance for the then remaining deferred revenue to approximately eight years, which represented our new estimated performance period under the amended agreement. As such, revenue of $2.0 was recognized for the year ended December 31, 2012.

In August 2012, we entered into a strategic alliance and concurrent Common Stock Purchase Agreement, or CSPA, with AstraZeneca. The strategic alliance included an upfront payment of $3.0 million and is being amortized over an estimated performance period of 48 months, which resulted in approximately $0.8 million and

$0.3 million for the years ended December 31, 2013 and 2012, respectively. In October 2012, pursuant to the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement, which is being amortized over the estimated period of performance of the collaboration. As such, revenue of $1.1 million and $0.3 million was recognized for the years ended December 31, 2013 and 2012, respectively.

In August 2012, we entered into a collaboration and license agreement with Biogen Idec, which included an upfront payment of $0.8 million. We are recognizing revenue related to the upfront payment over our estimated period of performance, which is approximately two years. As such, revenue associated with the upfront payment of $0.3 million and $0.1 million was recognized for the years ended December 31, 2013 and 2012, respectively. Additionally research milestone payments totaling $0.3 million were received for the year ended December 31, 2013.

Research and development expenses

Research and development expenses increased to $29.9 million for the year ended December 31, 2013 compared to $20.3 million for the year ended December 31, 2012. The increase was primarily driven by IND-enabling activities for RG-101 and other programs of $5.9 million, and an increase in salaries and related benefits, including stock based compensation, of $3.3 million. Employees engaged in research and development activities increased to 59 as of December 31, 2013, compared to 52 as of December 31, 2012. We expect our research and development expenses to continue to increase to the extent we commence clinical studies and initiate additional IND-enabling activities.

General and administrative expenses

General and administrative expenses increased to $7.4 million for the year ended December 31, 2013 compared to $4.9 million for the year ended December 31, 2012. The increase was primarily driven by an increase in salaries and related benefits, including stock based compensation, of $0.9 million, in addition to external service costs and other general operating expenses of $0.9 million associated with the growth of the business and other costs associated with being a public reporting company.

Loss on extinguishment of debt

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK, or the 2010 GSK note, which resulted in a debt extinguishment for accounting purposes. We valued the 2010 GSK note at the extinguishment date and recorded a $1.7 million loss on extinguishment of debt (the difference between the original $5.0 million carrying value and the fair value) in the statements of operations and comprehensive loss for the year ended December 31, 2012.

Loss from change in value of convertible note payable

The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, effective as of the closing date of a qualifying initial public offering (the “Post-IPO GSK Note”). The Post-IPO GSK Note would be equivalent to the aggregate amount of principal and accrued but unpaid interest as of the initial public offering date. In October 2012, upon our initial public offering, the 2010 GSK Note was simultaneously cancelled and obligations thereto were terminated. Subsequent to the debt extinguishment previously described, changes in the fair value of the 2010 GSK Note (through October 2012) and the Post-IPO GSK Note (subsequent to the initial public offering) have been recorded on a periodic basis with changes in fair value recorded in non-operating earnings. We recorded a loss from changes in value of convertible notes payable of $1.1 million and $3.0 million in the statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012, respectively. Changes in value were primarily driven by fluctuations in our stock price.

Comparison of the years ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,		Change 2012 vs. 2011
	2012	2011	Increase/(Decrease)
Revenue under strategic alliances and grants	$12,700	$13,789	$(1,089)
Research and development expenses	20,342	17,289	3,053
General and administrative expenses	4,932	3,637	1,295
Loss on extinguishment of debt	(1,738)	—	(1,738)
Loss from changes in valuation of convertible note payable	(2,969)	—	(2,969)

Revenue under strategic alliances and grants

The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2012	2011
Sanofi	$10,030	$10,033
GSK	1,996	3,734
AstraZeneca	559	—
Biogen Idec	115	—
Other grants	—	22

Total net revenues	$12,700	$13,789

We recognized revenue of $12.7 million for the year ended December 31, 2012 compared to $13.8 million for the year ended December 31, 2011. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi and GSK strategic alliances, which we amortize monthly on a straight-line basis over our estimated period of performance. Revenue recognized from the amortization of payments from the Sanofi strategic alliance was $10.0 million for each of the years ended December 31, 2012 and 2011. Revenue recognized from the amortization of payments from the GSK strategic alliance decreased to $2.0 million for the year ended December 31, 2012 from $3.7 million for the year ended December 31, 2011. This reduction was due to the June 2012 amendment of the collaboration agreement which extended our estimated period of performance and the resulting amortization period, applied on a prospective basis. In addition, we entered into a strategic alliance with AstraZeneca, which included an upfront payment of $3.0 million which is being amortized over an estimated performance period of 48 months. This resulted in approximately $0.3 million in revenue for the year ended December 31, 2012. Revenue associated with the CSPA (as discussed above) was approximately $0.3 million for the year ended December 31, 2012.

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

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $1.7 million (as noted above) in conjunction with the 2010 GSK note, in the statement of operations and comprehensive loss for the year ended December 31, 2012.

Loss from change in value of convertible note payable

We recorded a loss from change in value of convertible notes payable of $3.0 million (as noted above) in the statements of operations and comprehensive loss for the year ended December 31, 2012. The loss from change in value was primarily driven by an increase in our stock price from the period of the extinguishment of debt through December 31, 2012.

Liquidity and Capital Resources

Since our inception through December 31, 2013, we have received $66.3 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances, collaborations, government grants and loans, and $170.7 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012 and $45.8 million in net proceeds from our public offering in July 2013.

As of December 31, 2013, we had approximately $114.0 million in cash and cash equivalents and short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(28,330)	$(8,721)	$(15,063)
Investing activities	(40,889)	(30,384)	3,324
Financing activities	46,474	70,482	(354)

Operating activities

Net cash used in operating activities have increased to $28.3 million for the year ended December 31, 2013, compared to $8.7 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively. Increases in cash used in operating activities has been attributable in part to an increase in net loss to $18.7 million in 2013, compared to $17.4 million and $7.6 million in 2012 and 2011, respectively. Adjustments for non-cash charges, including stock-based compensation, loss on extinguishment of debt and subsequent changes in value of the 2010 GSK Note have also increased to $7.4 million, compared to $7.7 million and $2.3 million in 2012 and 2011, respectively. Changes in working capital, including deferred revenue, resulted in net cash used in operating activities of $17.0 million and $9.7 million in 2013 and 2011, respectively, compared to net cash provided by operating activities of $1.0 million in 2012. These changes primarily relate to the timing of upfront payments and milestones, compared to the period of revenue recognition.

Investing activities

Net cash used in or provided by investing activities for the periods presented primarily related to the purchase, sale or maturity of investments used to fund the day-to-day needs of our business. Increases in cash used in investment activities in 2013 and 2012 were primarily the result of net investments in short-term securities of $40.1 million and $29.0 million, offset by investments in property, equipment and intangible assets of $0.8 million and $1.4 million, respectively. These investments were funded by proceeds from our July 2013 financing and October 2012 initial public offering, respectively. In 2011, investing activities included net cash provided from investment activities of $3.3 million, primarily as a result of the net maturities of short-term investments of $3.9 million, offset by investments in property, equipment and intangible assets of $0.6 million.

Financing activities

Net cash provided by financing activities was approximately $46.5 and $70.5 million for the years ended December 31, 2013 and 2012, respectively. Net cash used in financing activities was $0.4 million for the year ended December 31, 2011. In 2013, financing activities included a public offering that resulted in net proceeds of approximately $45.8 million. In 2012, financing activities included our initial public offering and concurrent private placement of common stock, which resulted in net proceeds of approximately $65.8, in addition to proceeds of $5.0 million from the issuance of a promissory note to Biogen Idec in conjunction with our license and collaboration agreement in August 2012.

Future Capital Requirements

As of December 31, 2013, we had approximately $114.0 million in cash and cash equivalents and short-term investments. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical programs.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our strategic alliance agreements with GSK, Sanofi and AstraZeneca;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Total	2014 <1 year	2015-2016 2-3 Years	2017 4-5 Years	>5 Years
Operating lease obligation relating to facility(1)	$4,039	$1,066	$2,349	$624	—
Principal under convertible notes payable, excluding accrued interest(2)	5,427	—	5,427	—	—

Total	$9,466	$1,066	$7,776	$624	—

(1)	We lease approximately 29,000 square feet for office and laboratory space in La Jolla, California under an operating lease that expires in June 2017. Obligations under all lease agreements are included in the above table.
(2)	In October 2012, in conjunction with our initial public offering we issued GSK a convertible promissory note, or the Post-IPO GSK Note, in the principal amount of $5.4 million. The Post-IPO GSK Note has a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note may be converted into shares of our common stocks at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share, regardless of the then fair market value of our common stock.

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

In June 2009, we entered into a co-exclusive license for use of the Tuschl 3 patents for diagnostic purposes with Max-Planck. Under the terms of the license, we made an aggregate initial payment to Max-Planck of €175,000 in three installments together with interest, with €75,000 paid in June 2009 and €50,000 plus interest paid in each of June 2010 and December 2010. In addition, we made annual maintenance payments of €10,000 in 2011, €20,000 in 2012 and €30,000 in 2013 and will make annual maintenance payments thereafter during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and low double digits in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Regulus Therapeutics Inc.

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regulus Therapeutics Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2014

Regulus Therapeutics Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$17,807	$40,552
Short-term investments	96,198	57,548
Contracts and other receivables	79	—
Prepaid and other current assets	3,098	829

Total current assets	117,182	98,929
Property and equipment, net	3,768	3,310
Intangible assets, net	1,128	1,154
Other assets	987	125

Total assets	$123,065	$103,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,172	$311
Accrued liabilities	3,013	658
Accrued compensation	1,297	1,348
Current portion of deferred revenue	4,888	10,451

Total current liabilities	10,370	12,768
Convertible notes payable, at fair value	11,279	10,134
Deferred revenue, less current portion	6,500	17,756
Other long-term liabilities	1,459	767

Total liabilities	29,608	41,425
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2013 and 2012, 41,787,326 and 35,831,808 shares issued and outstanding at December 31, 2013 and 2012, respectively	42	36
Additional paid-in capital	172,518	122,528
Accumulated other comprehensive loss	(16)	(52)
Accumulated deficit	(79,087)	(60,419)

Total stockholders’ equity	93,457	62,093

Total liabilities and stockholders’ equity	$123,065	$103,518

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	2013	2012	2011
Revenues:
Revenue under strategic alliances and collaborations	$19,569	$12,700	$13,767
Grant revenue	—	—	22

Total revenues	19,569	12,700	13,789
Operating expenses:
Research and development	29,942	20,342	17,289
General and administrative	7,429	4,932	3,637

Total operating expenses	37,371	25,274	20,926

Loss from operations	(17,802)	(12,574)	(7,137)
Other income (expense):
Interest and other income	292	110	129
Interest expense	(36)	(247)	(388)
Loss on extinguishment of debt	—	(1,738)	—
Loss from change in value of convertible note payable	(1,145)	(2,969)	—

Loss before income taxes	(18,691)	(17,418)	(7,396)
Income tax (benefit) expense	(23)	(10)	206

Net loss	$(18,668)	$(17,408)	$(7,602)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	36	15	(80)

Comprehensive loss	$(18,632)	$(17,393)	$(7,682)

Net loss per share, basic and diluted	$(0.49)	$(2.12)	$(85.82)

Shares used to compute basic and diluted net loss per share	38,479,447	8,212,538	88,582

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	24,900,000	$32,691	2,499,999	$10,000	—	$—	$701	$13	$(35,409)	$(34,695)
Issuance of common stock upon exercise of options	—	—	—	—	153,184	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	—	—	825	—	—	825
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	(7,602)	(7,602)

Balance at December 31, 2011	24,900,000	32,691	2,499,999	10,000	153,184	—	1,584	(67)	(43,011)	(41,494)
Issuance of common stock upon exercise of options	—	—	—	—	294,374	—	138	—	—	138
Stock-based compensation expense	—	—	—	—	—	—	1,550	—	—	1,550
Impact of initial public offering on stockholders’ equity (deficit):
Effect of 2-for-1 split on shares of preferred stock	(12,450,000)	—	(1,250,000)	—	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,450,000)	(32,691)	(1,249,999)	(10,000)	13,699,999	14	42,677	—	—	42,691
Initial public offering of common stock, net of $5,886 of offering costs	—	—	—	—	12,730,982	13	45,025	—	—	45,038
Issuance of common stock in private placement concurrently with initial public offering, net	—	—	—	—	6,250,000	6	20,744	—	—	20,750
Conversion of notes payable to common stock	—	—	—	—	2,703,269	3	10,810	—	—	10,813
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(17,408)	(17,408)

Balance at December 31, 2012	—	—	—	—	35,831,808	36	122,528	(52)	(60,419)	62,093
Issuance of common stock upon exercise of options	—	—	—	—	732,483	1	593	—	—	594
Stock-based compensation expense	—	—	—	—	—	—	3,422	—	—	3,422
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	48,035	—	201	—	—	201
Issuance of common stock, net of $434 of offering costs	—	—	—	—	5,175,000	5	45,774	—	—	45,779
Unrealized loss on short-term investments	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	(18,668)	(18,668)

Balance at December 31, 2013	—	$—	—	$—	41,787,326	$42	$172,518	$(16)	$(79,087)	$93,457

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(18,668)	$(17,408)	$(7,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,360	1,017	911
Loss from change in value of convertible note payable	1,145	2,969	—
Loss on extinguishment of debt	—	1,738	—
Amortization of premium on investments, net	1,464	422	551
Gain on investments	(25)	(28)	(1)
Stock-based compensation	3,422	1,550	825
Loss on disposal of long-term assets	—	36	—
Change in operating assets and liabilities:
Contracts and other receivables	(79)	—	—
Prepaid and other assets	(2,283)	(308)	(136)
Accounts payable	860	(189)	(1,345)
Accrued compensation	(51)	677	(528)
Accrued liabilities	1,355	(20)	29
Deferred revenue	(16,819)	486	(8,219)
Deferred rent and other liabilities	(11)	337	452

Net cash used in operating activities	(28,330)	(8,721)	(15,063)

Investing activities
Purchases of short-term investments	(72,005)	(62,041)	(50,663)
Maturities and sales of short-term investments	31,951	33,083	54,585
Purchases of property and equipment	(800)	(1,151)	(467)
Acquisition of intangibles	(35)	(275)	(131)

Net cash (used in) provided by investing activities	(40,889)	(30,384)	3,324

Financing activities
Proceeds from issuance of convertible notes payable and other long-term obligations	—	5,000	—
Proceeds from issuance of common stock, net	45,980	65,788	—
Principal payments on other long-term obligations	(100)	(445)	(412)
Proceeds from exercise of common stock options	594	139	58

Net cash provided by (used in) financing activities	46,474	70,482	(354)

Net (decrease) increase in cash and cash equivalents	(22,745)	31,377	(12,093)
Cash and cash equivalents at beginning of period	40,552	9,175	21,268

Cash and cash equivalents at end of period	$17,807	$40,552	$9,175

Supplemental disclosure of cash flow information
Interest paid	$37	$8	$65

Income taxes paid	$1	$208	$—

Supplemental disclosures of non-cash investing and financing activities
Conversion of notes payable to common stock	$—	$10,813	$—

Allowance for tenant improvements	$653	$—	$586

Amounts accrued for patent expenditures	$11	$—	$21

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

Multiple element arrangements, such as our strategic alliance agreements with Sanofi, AstraZeneca AB (“AstraZeneca”) and GlaxoSmithKline plc (“GSK”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

Regulus Therapeutics Inc.

Notes to Financial Statements

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

Regulus Therapeutics Inc.

Notes to Financial Statements

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, non-cash stock-based compensation, license fees, laboratory supplies and associated overhead and facilities costs. In certain circumstances, we make non-refundable advance payments to purchase goods and services for future use in research and development activities pursuant to contractual arrangements. In those instances, we capitalize these amounts and record expense in the period that we receive the goods or when services are performed.

Income Taxes

The accounting guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2013 and 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents and short-term investments with three financial institutions. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Intangibles

We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was 12 years at December 31, 2013.

We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is 10 years.

Impairment of Long-Lived Assets

We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

Regulus Therapeutics Inc.

Notes to Financial Statements

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for clinical trials are based on estimates of the fees associated with services provided by clinical trial investigational sites and CROs. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Reclassifications

Certain current and non-current liabilities in prior period financial statements have been reclassified or consolidated to conform to the current period presentation. These reclassifications had no impact on our statements of operations, statements of preferred stock and stockholders’ equity (deficit) or statements of cash flows.

Recent Accounting Pronouncements

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

Regulus Therapeutics Inc.

Notes to Financial Statements

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years ended December 31,
	2013	2012	2011
Convertible preferred stock outstanding	—	—	13,699,999
Common stock options	3,639,270	1,883,311	2,338,250
Convertible note payable	1,411,659	1,366,787	—

Total	5,050,929	3,250,098	16,038,249

In October 2012, all convertible preferred stock converted in conjunction with our initial public offering. For the year ended December 31, 2011 we had convertible notes payable outstanding of $10.0 million that were convertible into convertible preferred stock upon the occurrence of various future preferred stock financing events at prices that were not determinable until the occurrence of the future events. As such, we have excluded those convertible notes payable from the table above. For the years ended December 31, 2013 and 2012 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder. Those shares are included for the years ended December 31, 2013 and 2012.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations and U.S. government-sponsored agencies. As of December 31, 2013, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2013			Gains	Losses
Corporate debt securities	2 or less	$71,402	$39	$(25)	$71,416
Certificates of deposit	2 or less	11,710	—	—	11,710
Commercial paper	1 or less	6,069	2	—	6,071
Debt securities of U.S. government-sponsored agencies	1 or less	7,000	1	—	7,001

Total		$96,181	$42	$(25)	$96,198

Regulus Therapeutics Inc.

Notes to Financial Statements

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2012			Gains	Losses
Corporate debt securities	2 or less	$44,898	$7	$(49)	$44,856
Certificates of deposit	1 or less	6,200	—	—	6,200
Commercial paper	2 or less	6,492	—	—	6,492

Total		$57,590	$7	$(49)	$57,548

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

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 (in thousands):

	Fair value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,170	$17,170	$—	$—
Corporate debt securities	71,416	—	71,416	—
Certificates of deposit	11,710	—	11,710	—
Debt securities of U.S. government-sponsored agencies	7,001	—	7,001	—
Commercial paper	6,071	—	6,071	—

	$113,368	$17,170	$96,198	$—
Liabilities:
Convertible notes payable	$11,279	$—	$—	$11,279

	Fair value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$39,363	$39,363	$—	$—
Corporate debt securities	44,856	—	44,856	—
Certificates of deposit	6,200	—	6,200	—
Commercial paper	6,492	—	6,492	—

	$96,911	$39,363	$57,548	$—

Liabilities:
Convertible notes payable	$10,134	$—	$—	$10,134

The following table presents a reconciliation of the liabilities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3) from December 31, 2012 to December 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$10,134
Change in estimated fair value of convertible notes payable	1,145

Balance at December 31, 2013	$11,279

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

In July 2012, we amended and restated the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, effective as of the closing date of a qualifying initial public offering (the “Post-IPO GSK Note”). In October 2012, upon our initial public offering, the Post-IPO GSK Note was established, and the 2010 GSK Note was simultaneously cancelled and obligations thereto were terminated. We valued the 2010 GSK Note at July 2012, September 2012 and at the extinguishment date. We valued the Post-IPO GSK Note each quarter since that

Regulus Therapeutics Inc.

Notes to Financial Statements

date. We recorded a $1.7 million loss on extinguishment of debt (the difference between the original $5.0 million carrying value and the then fair value) in July 2012. In subsequent periods, changes in fair value have been recorded on a quarterly basis in non-operating earnings. We recorded a loss from change in value of the convertible note payable of $1.1 million and $3.0 million on the statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012.

We used an income approach in the form of a convertible bond valuation model to value the note. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of December 31, 2013 and 2012 was volatility (66% and 75%, respectively), risk-free rate (0.325% and 0.421%, respectively), and credit spread (7.4% and 9.5%, respectively). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were consistent with those used previously for purposes of determining volatility for stock-based compensation. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

5. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaboration (in thousands):

	Year ended December 31,
	2013	2012	2011
Sanofi-Aventis	$15,336	$10,030	$10,033
GSK	1,778	1,996	3,734
AstraZeneca	1,859	559	—
Biogen Idec	596	115	—

Total	$19,569	$12,700	$13,767

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport’s Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. The non-creditable portion of this payment, $1.25 million, is being recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period. Revenue associated with the creditable portion of this option payment will be deferred until its application to a creditable transaction.

Regulus Therapeutics Inc.

Notes to Financial Statements

In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the original research term and subsequent option agreement, we re-evaluated our estimated period of performance and are now amortizing the remaining deferred revenue associated with the initial upfront payment of $25.0 million ratably from June 2013 through the expiration of the option period. Deferred revenue at December 31, 2013 was $2.2 million.

We have evaluated the remaining contingent event-based payments under our strategic alliance agreement with Sanofi and determined that the preclinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over our remaining estimated period of performance, if any, and when collectability is reasonably assured. As of the expiration of the research term in June 2013, Sanofi no longer had rights to select additional microRNA targets. We can earn a preclinical milestone of $15.0 million upon the filing of an Investigational New Drug application (“IND”) for the selected microRNA target. We can also receive milestone payments of up to $33.0 million for clinical milestones and up to $165.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from 8 to 12%, depending upon the volume of sales.

GSK

In April 2008, we entered into a strategic alliance with GSK to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases (the “immuno-inflammatory alliance”). In February 2010, we and GSK expanded the strategic alliance to include hepatitis C virus infection (“HCV”) to discover, develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV (the “HCV alliance”). In June 2012, we amended our immuno-inflammatory alliance to extend the target selection period for the fourth collaboration target. The modification made to the agreement was considered a material modification, which required the application of the new authoritative guidance adopted by us in January 2011 for multiple element arrangements. We determined that the elements within the immuno-inflammatory alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated period of performance. As of December 31, 2013, deferred revenue associated with the immuno-inflammatory alliance was $3.5 million, which we are expecting to recognize over the remaining estimated period of performance of approximately 6 years.

In June 2013, the HCV alliance was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance for the treatment of chronic HCV infection. This amendment removed any further milestone or royalty obligations owed by GSK to us as it relates only to RG-101. Concurrent with the amendment, we recorded the remaining $1.1 million in deferred revenue associated with the upfront payment from the HCV alliance, as our estimated period of performance was complete.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

We have evaluated the remaining contingent event-based payments under our immuno-inflammatory alliance and determined that the preclinical and clinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $0.5 million upon the selection of a fourth microRNA target and $5.0 million upon the selection of a development candidate for each of the selected three targets. We can also earn the following clinical milestones for each of the selected three targets: $4.0 million for the initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial.

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

We have evaluated the remaining contingent event-based payments under the HCV alliance and determined that the preclinical and clinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.5 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial. We have no obligation to perform any research or development activities unless mutually agreed upon by the parties.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the strategic alliance agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive milestone payments up to $498.0 million, including preclinical milestones of up to $5.0 million upon lead compound identification, up to $123.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of 10 to 20%, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

We have evaluated the contingent event-based payments under our strategic alliance agreement with AstraZeneca and determined that the preclinical payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of December 31, 2013, deferred revenue associated with the collaboration and license agreement and CSPA was $2.0 million and $2.9 million, respectively, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately 2.5 years.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

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

In June 2013, we amended the collaboration and license agreement to provide for revised terms with respect to Phase 1 of the research plan and related milestone payment provisions. The Biogen Idec amendment does not modify the maximum dollar amount we were originally eligible to receive in connection with Phase 1 milestones under the Biogen Idec agreement, or our estimated period of performance.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. In October 2013 and November 2013, we received research milestone payments totaling $0.3 million. In addition, we can earn the following research milestones: $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy. As of December 31, 2013, deferred revenue associated with the collaboration and license agreement was $0.3 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of 10 months.

Concurrently with the collaboration and license agreement, we entered into a note purchase agreement with Biogen Idec, pursuant to which we issued a convertible promissory note in the principal amount of $5.0 million. The $5.0 million note plus accrued interest converted into 1,256,232 shares of our common stock upon the closing of our initial public offering in October 2012 at a conversion price of $4.00 per share.

6. Property and Equipment, net

The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$5,342	$4,583
Computer equipment and software	114	114
Furniture and fixtures	119	93
Leasehold improvements	1,805	751
Construction in progress	119	211

	7,499	5,752
Less accumulated depreciation and amortization	(3,731)	(2,442)

Property and equipment, net	$3,768	$3,310

Depreciation and amortization of property and equipment of $1.3 million, $0.9 million and $0.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

Regulus Therapeutics Inc.

Notes to Financial Statements

7. Intangible Assets, net

The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2013	2012
Patents	$960	$913
Licenses	404	404

	1,364	1,317
Accumulated amortization	(236)	(163)

Intangibles, net	$1,128	$1,154

Intangible asset amortization of $0.1 million, $0.1 million and $0.1 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.

8. Commitments and Contingencies

Operating Lease

We lease office and laboratory space located at 3545 John Hopkins Court, La Jolla, California (the “Facility”) for our corporate headquarters and research facility under an operating lease agreement (the “Lease”). The Lease commenced in July 2010 and provided for approximately 22,000 square feet of office and laboratory space, expiring in June 2017. In November 2012, we amended the Lease to expand our laboratory and office space by approximately 7,000 square feet, including the addition of an approximately 3,000 square foot dedicated research and development laboratory. Lease payments for this additional space began October 2013. We have an option to terminate and cancel the lease in June 2015 upon six months’ written notice to our landlord. We also have two options to extend the lease for successive three-year periods.

In connection with the inception of the Lease, we were provided tenant incentives of $0.1 million which was used to construct a leasehold improvement. In addition, we were provided and fully utilized a tenant improvement allowance of approximately $0.6 million, which was used to fund additional leasehold improvements. In January 2011, the Lease was amended to memorialize the payback of the allowance into our base rent. In conjunction with the amendment of the Lease in November 2012, we were provided an additional tenant improvement allowance of approximately $0.7 million, which was utilized in 2013 to fund leasehold improvements in the newly occupied space. We are obligated to repay our landlord the tenant improvement allowance, plus interest at a fixed rate of 8%, on a monthly basis over the remaining term of the Lease. The future minimum payment summary below includes our amended base rents over the remaining period of the lease agreement.

Cumulative rent to be paid over the lease term is being amortized on a straight-line basis over the term of the Lease. Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $0.7 million, $0.6 million and $0.5 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent at December 31, 2013 and 2012 was approximately $0.9 million and $0.5 million, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred.

Regulus Therapeutics Inc.

Notes to Financial Statements

As of December 31, 2013, future annual minimum lease payments for our operating leases are as follows (in thousands):

2014	1,066
2015	1,138
2016	1,211
2017	624
Thereafter	—

$4,039

License Agreements

We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.

9. Convertible Notes Payable

As part of our strategic alliance with GSK established in April 2008, we issued a three-year convertible note in exchange for $5.0 million (“2008 GSK Note”). In February 2010 and in connection with the subsequent expansion of that strategic alliance, we issued a convertible promissory note in exchange for $5.0 million (“2010 GSK Note”).

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

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated our 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, effective as of the closing date of a qualifying initial public offering (the “Post-IPO GSK Note”). The Post-IPO GSK Note would be equivalent to the aggregate amount of principal and accrued but unpaid interest as of the initial public offering date. The 2010 GSK Note would then be simultaneously cancelled and obligations thereto would be terminated.

In October 2012, in conjunction with our initial public offering, the Post-IPO GSK Note was established in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The Post-IPO GSK Note has a maturity date of three years from the anniversary date of the agreement, or October 2015. At GSK’s option, the Post-IPO GSK Note shall be convertible into shares of common stock of Regulus at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share. Concurrently with our initial public offering, we accounted cancellation of the 2010 GSK Note as a debt extinguishment and recorded a loss on the extinguishment of debt of $1.7 million and elected

Regulus Therapeutics Inc.

Notes to Financial Statements

the fair value option for the Post-IPO GSK Note. As of December 31, 2013, the fair value of the Post-IPO GSK Note was $11.3 million, and is classified as “Convertible notes payable, at fair value” on the balance sheet (see Note 4).

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

Convertible Preferred Stock

Prior to the conversion in the initial public offering in October 2012, our convertible preferred stock was classified as temporary equity on the accompanying balance sheets instead of in stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

As of December 31, 2012, all Series A Preferred Stock and Series B Preferred Stock had converted to common stock in conjunction with the initial public offering. Following our initial public offering, we filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock.

Public Offerings

In October 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to the Company of $39.5 million. Concurrently with the completion of our initial public offering, we sold 6,250,000 shares of common stock in a private placement to AstraZeneca at the initial public offering price of $4.00 per share, resulting in net proceeds to the Company of $25.0 million. In addition, $5.0 million of outstanding principal plus accrued interest of $0.8 million underlying a convertible note that we issued to GSK in April 2008, which was amended and restated in July 2012, together with $5.0 million of outstanding principal plus accrued interest underlying a convertible note that we issued to Biogen Idec in August 2012, was automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. Underwriters for our initial public offering exercised an over-allotment option to purchase 1,480,982 additional shares of our common stock at $4.00 per share, resulting in net proceeds of $5.5 million. Inclusive of the initial public offering, underwriters’ exercise of their over-allotment option and concurrent private placement, we raised a total of $70.0 million in net proceeds after deducting underwriter discounts, commissions and other offering expenses.

In July 2013, we completed a public offering whereby we sold 5,175,000 shares of common stock at $9.50 per share and received net proceeds of $45.8 million, after deducting underwriting discounts, commissions and other offering expenses.

Regulus Therapeutics Inc.

Notes to Financial Statements

Common Stock

As of December 31, 2013, there were 41,787,326 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors. Following our initial public offering, we filed an amended and restated certificate of incorporation to authorize 200,000,000 shares of common stock.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2013:

Common stock options outstanding	5,598,207
Common stock options available for future grant	710,534
Employee Stock Purchase Plan	460,283
Convertible note payable (Post-IPO GSK Note)	1,411,659

Total common shares reserved for future issuance	8,180,683

The combined total number of shares reserved for issuance under the 2012 Plan is 710,534 shares as of December 31, 2013. The following table summarizes our stock option activity under the 2012 Plan for the year ended December 31, 2013 (in thousands, except per share and contractual term data):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2012	4,720	$2.11
Granted	1,864	$6.52
Exercised	(732)	$0.81
Canceled/forfeited/expired	(254)	$3.52

Options outstanding at December 31, 2013	5,598	$3.69	7.98	$21,162

Vested or expected to vest at December 31, 2013	5,382	$3.60	7.92	$20,800

Exercisable at December 31, 2013	2,244	$1.22	6.12	$13,842

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $4.14, $2.97 and $1.14, respectively.

The total intrinsic value of stock options exercised was $5.7 million, $0.8 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Cash received from the exercise of stock options was approximately $0.6 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Regulus Therapeutics Inc.

Notes to Financial Statements

The assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year ended December 31,
	2013	2012	2011
Employee Stock Options:
Risk-free interest rate	1.9%	0.9%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	72.4%	73.4%	72.9%
Expected term (years)	6.1	6.1	6.1

Risk-free interest rate—The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield—The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

Expected volatility—The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term—The expected term represents the period of time that options are expected to be outstanding. Because we do not have historic exercise behavior, we determine the expected life assumption using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Forfeitures—We reduce stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation is reflected in the statement of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$2,246	$912	$557
General and administrative	1,176	638	268

Total	$3,422	$1,550	$825

The total compensation cost related to non-vested awards not yet recognized was $7.8 million as of December 31, 2013. The weighted-average period over which this expense is expected to be recognized is approximately 2.3 years.

Employee Stock Purchase Plan

In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. We issued 48,035 shares of

Regulus Therapeutics Inc.

Notes to Financial Statements

common stock under the 2012 Purchase Plan for the year ended December 31, 2013. As of December 31, 2013 460,283 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2012 Purchase Plan.

11. Defined Contribution Plan

In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We have elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary. We made $0.1 million, $0.1 million and $0.1 million in matching contributions for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Income Taxes

The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$205
State	1	1	1

	1	1	206

Deferred:
Federal	(20)	(9)	—
State	(4)	(2)	—

	(24)	(11)	—

Income tax (benefit) expense	$(23)	$(10)	$206

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2013	2012	2011
Expected income tax benefit at federal statutory tax rate	$(6,355)	$(5,923)	$(2,522)
State income taxes, net of federal benefit	(1,090)	(1,016)	(432)
Tax credits	(2,406)	(423)	(683)
Government grant	—	—	(7)
Change in fair value of convertible note payable	456	1,183	—
Loss on debt extinguishment	—	692	—
Change in valuation allowance	9,026	5,386	3,058
Prior year true-up	(235)	(368)	333
Stock compensation	667	463	248
Other	(86)	(4)	211

Income tax (benefit) expense	$(23)	$(10)	$206

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$17,460	$8,528
Research and development and other tax credits	4,727	1,983
Deferred revenue	3,999	7,322
Intangibles and property and equipment basis difference	1,796	1,213
Other	1,297	459

Total deferred tax assets	29,279	19,505
Total deferred tax liabilities	(973)	(226)

Net deferred tax asset	28,306	19,279
Valuation allowance	(28,306)	(19,279)

Net deferred tax asset	$—	—

For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to fully offset the net deferred tax asset of $28.3 million.

As of December 31, 2013, we had federal and California tax net operating loss carryforwards of $44.2 million and $52.6 million, respectively, which begin to expire in 2030 and 2031. At December 31, 2013, approximately $1.6 million of the net operating loss carryforwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. As of December 31, 2013, we also had federal and California research and development tax credit carryforwards of $3.6 million and $2.8 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely. As of December 31, 2013, we also had $0.2 million of Federal Alternative Minimum Tax Credit carryforwards that are available indefinitely.

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

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance of unrecognized tax benefits	$569	$406	$288
Increase (decrease) for prior year tax positions	137	50	(29)
Increase for current year tax positions	386	113	147

Total	$1,092	$569	$406

Regulus Therapeutics Inc.

Notes to Financial Statements

Included in the balance of unrecognized tax benefits at December 31, 2013, is $1.1 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

We are subject to taxation in the United States and California. We are subject to income tax examination by tax authorities in those jurisdictions for 2009 and forward.

It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2013, 2012 and 2011, we have not recognized any interest or penalties related to income taxes.

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

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Services Agreement (in thousands):

	Years ended December 31,
	2013	2012	2011
Services performed or out-of-pocket expenses paid to Alnylam	$550	$2	$8

Regulus Therapeutics Inc.

Notes to Financial Statements

14. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2013 and 2012 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2013:
Revenues	$3,238	$4,759	$6,118	$5,454
Operating expenses	8,788	9,445	9,023	10,116
Net loss	(7,229)	(7,348)	(2,164)	(1,927)
Basic net loss per share(1)	$(0.20)	$(0.20)	$(0.05)	$(0.05)
Diluted net loss per share(1)(2)	$(0.20)	$(0.20)	$(0.07)	$(0.11)

2012:
Revenues	$3,344	$3,309	$2,809	$3,238
Operating expenses	5,525	5,867	6,341	7,541
Net loss	(2,248)	(2,599)	(5,685)	(6,876)
Basic and diluted net loss per share(1)	$(13.06)	$(10.78)	$(15.98)	$(0.22)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.
(2)	Applicable accounting guidance provides that a contract (such as the 2010 GSK Note) that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. For these periods, adjustments were made to the numerator of the diluted earnings per share calculation to adjust net loss to remove the gain from the change in value of the convertible note payable. Adjustments to the denominator were made to add the number of shares to be issued upon conversion of the convertible note payable.

15. Subsequent Events

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to extend our strategic alliance. Under the terms of our extended alliance, Sanofi will have opt-in rights to our miR-21 pre-clinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products.

In connection with our entry into the second amended and restated collaboration and license agreement with Sanofi, we sold and issued 1,303,780 shares of our common stock to Aventis, an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2013, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2014 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits. For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Regulus Therapeutics Inc.

Date: February 27, 2014	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kleanthis G. Xanthopoulos, Ph.D. his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kleanthis G. Xanthopoulos Kleanthis G. Xanthopoulos, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 27, 2014

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	February 27, 2014

/s/ David Baltimore
David Baltimore, Ph.D.	Director	February 27, 2014

/s/ Bruce L.A. Carter
Bruce L.A. Carter, Ph.D.	Director	February 27, 2014

/s/ Mark G. Foletta
Mark G. Foletta	Director	February 27, 2014

/s/ John M. Maraganore
John M. Maraganore, Ph.D.	Director	February 27, 2014

/s/ B. Lynne Parshall
B. Lynne Parshall	Director	February 27, 2014

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	February 27, 2014

/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.	Director	February 27, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1*	Form of Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.2*	Regulus Therapeutics Inc. 2009 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.3*	2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.4*	Non-Employee Director Compensation Policy, as amended.

10.5*	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.6*	Amended and Restated Employment Agreement between the Registrant and Kleanthis G. Xanthopoulos, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.7*	Amended and Restated Employment Agreement between the Registrant and Garry E. Menzel, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.8*	Employment Agreement between the Registrant and Neil W. Gibson, Ph.D., dated June 15, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.9*	Neil W. Gibson, Ph.D. Yearly Discretionary Merit Bonus Percentage Increase, effective January 1, 2014.

10.10	Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated March 19, 2010 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.11	First Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated April 26, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.12	Second Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated January 26, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.13	Third Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated February 27, 2012 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.14	Fourth Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated November 19, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2013).

10.15†	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.16	Amendment Number One to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 7, 2010 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.17	Amendment Number Two to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.18†	Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.19†	Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 10, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.20†	Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 25, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.21†	Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated April 17, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.22†	Amendment #1 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.23†	Amendment #2 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 16, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.24†	Amendment #3 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 30, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.25†	Exclusive License and Nonexclusive Option Agreement between the Registrant and Glaxo Group Limited, dated February 24, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.26†	Co-Exclusive License Agreement among the Board of Trustees of the Leland Stanford Junior University, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.27	Assignment Agreement between the Registrant and Isis Pharmaceuticals, Inc., dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.28†	License Agreement between the Registrant and Max-Planck-Innovation GmbH, dated June 5, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.29†	Amended and Restated License Agreement among Max-Planck-Innovation GmbH, the Registrant, Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc., dated April 18, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.30†	NYU-Regulus License Agreement by and between the Registrant and New York University, dated March 28, 2011 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.31†	Exclusive Patent License Agreement between the Registrant and Bayerische Patent Allianz GmbH, dated May 18, 2010 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.32†	Amended and Restated Collaboration and License Agreement between the Registrant and Sanofi, dated July 16, 2012 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.33†	Non-Exclusive Technology Alliance and Option Agreement between the Registrant and Sanofi, dated June 21, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.34	Amended and Restated Convertible Promissory Note No. 1 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.35	Amended and Restated Convertible Promissory Note No. 2 made by the Registrant in favor of Glaxo Group Limited, dated July 27, 2012 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.36†	Amendment #4 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 29, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.37	Amendment Number Three to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated July 24, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.38†	Collaboration and License Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.39	Common Stock Purchase Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.40†	Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.41	Note Purchase Agreement between the Registrant and Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.42	Convertible Promissory Note made by the Registrant in favor of Biogen Idec MA Inc., dated August 15, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.43	Investor Rights Agreement, dated October 10, 2012, between AstraZeneca AB and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.44	Convertible Promissory Note, dated October 10, 2012, made by the Registrant in favor of Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.45†	Amendment #5 to the Product Development and Commercialization Agreement between the Registrant and Glaxo Group Limited, dated June 6, 2013 (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.46	Letter Agreement dated April 26, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.47†	Option Letter Agreement dated June 21, 2013 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

Exhibit Number	Description

10.48	Amendment to Option Letter Agreement dated January 30, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

10.49†	Amendment No. 1 (to Collaboration and License Agreement) between the Registrant and AstraZeneca AB, dated April 30, 2013 (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.50†	Amendment No. 1 to Collaboration and License Agreement between the Registrant and Biogen Idec MA Inc., dated June 24, 2013 (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

10.51†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2013).

10.52†	Second Amended and Restated Collaboration and License Agreement dated February 4, 2014 between the Registrant and Sanofi.

10.53	Common Stock Purchase Agreement dated February 4, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

10.54	Registration Rights Agreement dated February 4, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have requested or received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Indicates management contract or compensatory plan.
**	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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