Form 10-Q
period 2014-03-31
Regulus Therapeutics Inc.
filed 2014-05-09
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 25, 2014, the registrant had 43,356,822 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,476	$17,807
Short-term investments	106,121	96,198
Contract and other receivables	140	79
Prepaid and other current assets	3,492	3,098

Total current assets	118,229	117,182
Property and equipment, net	3,805	3,768
Intangibles, net	1,095	1,128
Other assets	978	987

Total assets	$124,107	$123,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,691	$1,172
Accrued liabilities	3,279	3,013
Accrued compensation	859	1,297
Current portion of deferred revenue	2,739	4,888

Total current liabilities	9,568	10,370
Convertible notes payable, at fair value	13,403	11,279
Deferred revenue, less current portion	7,488	6,500
Other long-term liabilities	1,361	1,459

Total liabilities	31,820	29,608
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,346,014 and 41,787,326 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	43	42
Additional paid-in capital	184,131	172,518
Accumulated other comprehensive loss	(59)	(16)
Accumulated deficit	(91,828)	(79,087)

Total stockholders’ equity	92,287	93,457

Total liabilities and stockholders’ equity	$124,107	$123,065

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$1,631	$3,238

Total revenues	1,631	3,238
Operating expenses:
Research and development	9,604	6,883
General and administrative	2,732	1,905

Total operating expenses	12,336	8,788

Loss from operations	(10,705)	(5,550)
Other income (expense):
Interest and other income	100	72
Interest expense	(11)	—
Loss from valuation of convertible note payable	(2,124)	(1,761)

Loss before income taxes	(12,740)	(7,239)
Income tax expense (benefit)	1	(10)

Net loss	$(12,741)	$(7,229)

Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(43)	15

Comprehensive loss	$(12,784)	$(7,214)

Net loss per share, basic and diluted	$(0.30)	$(0.20)

Shares used to compute basic and diluted net loss per share	42,690,200	35,872,606

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(12,741)	$(7,229)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	354	289
Loss from valuation of convertible note payable	2,124	1,761
Stock-based compensation	1,400	787
Amortization of premium on investments, net	443	324
Gain on investments	(1)	(1)
Loss on disposal of long-term assets	18	1
Deferred income taxes	—	(10)
Change in operating assets and liabilities:
Contracts and other receivables	(61)	—
Prepaid and other current assets	(385)	(225)
Accounts payable	1,519	86
Accrued liabilities	(39)	822
Accrued compensation	(438)	(588)
Deferred revenue	(1,161)	(3,238)
Deferred rent and other liabilities	(61)	66

Net cash used in operating activities	(9,029)	(7,155)

Investing activities
Purchases of short-term investments	(39,780)	(18,074)
Maturities and sales of short-term investments	29,372	2,430
Purchases of property and equipment	(75)	(77)
Acquisition of intangibles	—	(27)

Net cash used in investing activities	(10,483)	(15,748)

Financing activities
Proceeds from issuance of common stock, net	9,728	85
Principal payments on other long-term obligations	(34)	(28)
Proceeds from exercise of stock options	487	116

Net cash provided by financing activities	10,181	173

Net decrease in cash and cash equivalents	(9,331)	(22,730)
Cash and cash equivalents at beginning of period	17,807	40,552

Cash and cash equivalents at end of period	$8,476	$17,822

Supplemental disclosure of cash flow information
Interest paid	$11	$—

Income taxes paid	$1	$—

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment	$301	$294

Allowance for tenant improvements	$—	$482

Amounts accrued for patent expenditures, net	$—	$15

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information herein was derived.

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

Milestones

We apply the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to us. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either our performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

We assess whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, we will account for that milestone payment in accordance with the multiple element arrangements guidance and recognize revenue consistent with the related units of accounting for the arrangement over the related performance period.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition over the vesting period. For performance-based awards granted to employees (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

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

In July 2012, we amended and restated the $5.0 million convertible promissory note originally issued in February 2010 to GSK (the “2010 GSK Note”), which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The difference between the carrying value of the 2010 GSK Note and the fair value of the amended and restated 2010 GSK Note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the amended note is recorded as gain (loss) from valuation of convertible note payable to non-operating earnings.

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance in 2014 and it did not have a material impact on our financial condition, results of operations or related financial statement disclosures.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plan and convertible notes payable. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended March 31,
	2014	2013
Common stock options	2,350,252	2,106,093
Convertible note payable	1,425,127	1,377,817

Total	3,775,379	3,483,910

For the three months ended March 31, 2014 we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of March 31, 2014, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (dollars in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of March 31, 2014			Gains	Losses
Corporate debt securities	2 or less	$86,225	$31	$(58)	$86,198
Certificates of deposit	3 or less	12,430	—	—	12,430
Commercial paper	1 or less	7,492	1	—	7,493

Total		$106,147	$32	$(58)	$106,121

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2013			Gains	Losses
Corporate debt securities	2 or less	$71,402	$39	$(25)	$71,416
Certificates of deposit	2 or less	11,710	—	—	11,710
Commercial paper	1 or less	6,069	2	—	6,071
Debt securities of U.S. government-sponsored agencies	1 or less	7,000	1		7,001

Total		$96,181	$42	$(25)	$96,198

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	Fair value as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,340	$7,340	$—	$—
Corporate debt securities	86,198	—	86,198	—
Certificates of deposit	12,430	—	12,430	—
Commercial paper	7,493	—	7,493	—

	$113,461	$7,340	$106,121	$—
Liabilities:
Convertible notes payable	$13,403	$—	$—	$13,403

	Fair value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,170	$17,170	$—	$—
Corporate debt securities	71,416	—	71,416	—
Certificates of deposit	11,710	—	11,710	—
Debt securities of U.S. government-sponsored agencies	7,001	—	7,001	—
Commercial paper	6,071	—	6,071	—

	$113,368	$17,170	$96,198	$—
Liabilities:
Convertible notes payable	$11,279	$—	$—	$11,279

Changes in the estimated fair value of convertible notes payable from December 31, 2013 through March 31, 2014 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$11,279
Change in estimated fair value of convertible notes payable	2,124

Balance at March 31, 2014	$13,403

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

We used an income approach in the form of a convertible bond valuation model to value the convertible notes payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of March 31, 2014 and December 31, 2013 were volatility (65% and 66%, respectively), risk-free rate (0.26% and 0.325%, respectively), and credit spread (7.4% and 7.4%, respectively). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. We recorded a loss from the change in valuation of convertible notes payable of $2.1 million and $1.8 million on the condensed statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, respectively.

5. Convertible Notes Payable

In October 2012, in conjunction with our initial public offering the amended and restated 2010 GSK Note provided for a rollover into a new promissory note (the “Post-IPO GSK Note”), and the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note is convertible into shares of our common stock at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by our initial public offering price of $4.00 per share, subject to complying with certain threshold ownership percentage limitations. At March 31, 2014 and December 31, 2013, the fair value of the Post-IPO Note was $13.4 million and $11.3 million, respectively, and is classified as “Convertible note payable, at fair value” on the condensed balance sheets.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2014:

March 31, 2014
Common stock options outstanding	5,815,877
Common stock options available for future grant	1,928,980
Employee Stock Purchase Plan	858,625
Convertible note payable	1,425,127

Total common shares reserved for future issuance	10,028,609

The following table summarizes our stock option activity under all stock option plans for the three months ended March 31, 2014 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2013	5,598	$3.69
Granted	500	$8.44
Exercised	(235)	$2.07
Canceled/forfeited/expired	(47)	$4.72

Options outstanding at March 31, 2014	5,816	$4.15

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted under our 2012 Equity Incentive Plan and the shares purchasable under the 2012 Employee Stock Purchase Plan:

	Three months ended March 31,
	2014	2013
Stock options
Risk-free interest rate	1.9%	1.2%
Volatility	74.0%	67.3%
Dividend yield	0%	0%
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	2.2%	—
Volatility	70.1%	—
Dividend yield	0%	—
Expected term (years)	6.4	—
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.1%
Volatility	65.2%	59.7%
Dividend yield	0%	0%
Expected term (years)	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards (in thousands):

	Three months ended March 31,
	2014	2013
Research and development	$804	$499
General and administrative	596	288

Total	$1,400	$787

7. Strategic Alliances and Collaborations

The following table summarizes our total net revenues from our strategic alliances and collaborations (in thousands):

	Three months ended March 31,
	2014	2013
Sanofi	$925	$2,500
GSK	144	187
AstraZeneca	465	465
Biogen Idec	87	86
Other	10	—

Total	$1,631	$3,238

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this payment remained deferred as of March 31, 2014, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

In conjunction with the option agreement, we agreed to continue specified research on the miR-21 programs during the option period. We re-evaluated our remaining estimated period of performance from the original research term through the term of the option agreement and amortized the remaining deferred revenue of $10.1 million associated with the initial $25.0 million upfront payment from June 2013 through the expiration of the option period in January 2014.

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of our renewed alliance, Sanofi will have opt-in rights to our preclinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We are responsible for developing each of these programs to proof-of-concept, at which time Sanofi has an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments and potentially commercial milestone payments for these programs. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products.

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventis Holdings, Inc. (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis may not sell, transfer, make any short sale of, or grant any option for the sale of any common stock issued pursuant to the Purchase Agreement for a 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents the value of the program targeting miR-221/222 target for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2014, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.4 million, which we are expecting to recognize over the remaining estimated period of performance of approximately six years.

We have evaluated the remaining contingent event-based payments under our 2014 Sanofi Amendment and determined that event-based payments for which payment is contingent upon the results of Sanofi’s performance will be recognized as revenue over our remaining estimated period of performance, if any, and when collectability is reasonably assured. We are eligible to receive milestone payments of up to $101.8 million for proof-of-concept option exercise fees (net of $1.25 million creditable, as noted above), $15.0 million for clinical milestones and up to $300.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales of any products from the miR-21 and miR-221/222 programs which, in the case of sales in the United States, will be in the middle of the 10 to 20% range, and, in the case of sales outside of the United States, will range from the low end to the middle of the 10 to 20% range, depending upon the volume of sales. If we exercise our option to co-promote a product, we will continue to be eligible to receive royalties on net sales of each product in the United States at the same rate, unless we elect to share a portion of Sanofi’s profits from sales of such product in the United States in lieu of royalties.

GSK

In April 2008, we entered into a strategic alliance with GSK to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases (the “immuno-inflammatory alliance”). In February 2010, we and GSK expanded the strategic alliance to include hepatitis C virus infection (“HCV”) to discover, develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV (the “HCV alliance”). In June 2012, we amended our immuno-inflammatory alliance to extend the target selection period for the fourth collaboration target. We determined that the elements within the immuno-inflammatory alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated period of performance. As of March 31, 2014, deferred revenue associated with the immuno-inflammatory alliance was $3.4 million, which we are expecting to recognize over the remaining estimated period of performance of approximately six years.

In June 2013, the HCV alliance was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance for the treatment of HCV. This amendment removed any further milestone or royalty obligations owed by GSK to us as it relates to RG-101. Concurrently with the amendment in June 2013, we recorded the remaining $1.1 million in deferred revenue associated with the upfront payment from the HCV alliance, as our estimated period of performance was complete.

Immuno-Inflammatory Alliance

Under the terms of the immuno-inflammatory alliance, if all the product candidates are successfully developed and commercialized through pre-agreed sales targets we could receive milestone payments up to $432.5 million, including up to $15.5 million for preclinical milestones, up to $87.0 million for clinical milestones, up to $150.0 million for regulatory milestones and up to $180.0 million for commercialization milestones. We are also entitled to receive tiered royalties as a percentage of annual sales which can increase up to the low end of the 10 to 20% range.

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

HCV Alliance

Notwithstanding the foregoing, GSK has retained its interest in the miR-122 program in HCV, and miR-122 remains a collaboration target under the alliance. If the HCV program is successful, we could receive contractual milestone payments up to $144.5 million, including up to $5.5 million for preclinical milestones, up to $29.0 million for clinical milestones, up to $50.0 million for regulatory milestones and up to $60.0 million for commercialization milestones. We are also entitled to receive tiered royalties which can increase up to the low end of the 10 to 20% range on sales from any product that GSK successfully commercializes under this alliance.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting guidance for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of March 31, 2014, deferred revenue associated with the collaboration and license agreement and CSPA was $4.4 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately 2.5 years.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec have agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, we granted Biogen Idec an exclusive, royalty free, worldwide license to our interest in the collaboration intellectual property for the purpose of commercializing non-microRNA products for the treatment, diagnosis and prevention of MS and non-MS diseases and disorders. We also granted Biogen Idec an exclusive, royalty-free, worldwide license, with the right to sublicense, to our interest in the collaboration intellectual property (and a non-exclusive license to our background intellectual property) for the purpose of commercializing products for the diagnosis of MS. We also granted Biogen Idec a right of first negotiation on certain commercial transactions relating to microRNA products which utilize intellectual property developed during the collaboration. Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We are also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which is approximately two years based on the original expected term of the research and development plan.

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

In June 2013, we amended the collaboration and license agreement to provide for revised terms with respect to Phase I of the research plan and related milestone payment provisions. The Biogen Idec amendment does not modify the maximum dollar amount we were originally eligible to receive in connection with Phase I milestones under the Biogen Idec agreement, or our estimated period of performance.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. In October 2013 and November 2013, we received research milestone payments totaling $0.3 million. In addition, we can earn the following research milestones: $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy. As of March 31, 2014, deferred revenue associated with the collaboration and license agreement was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of 7 months.

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Pursuant to our Amended and Restated Services Agreement with Alnylam dated January 1, 2009, we purchased GalNAc-related materials from Alnylam in the three months ended March 31, 2013.

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Services Agreement (in thousands):

	Three months ended March 31,
	2014	2013
Services performed or out-of-pocket expenses paid to Alnylam	$—	$355

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report, filed with the Securities and Exchange Commission on February 28, 2014. Past operating results are not necessarily indicative of results that may occur in future periods.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our initial public offering and concurrent private placement or our subsequent public offering in July 2013;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this quarterly report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam and Isis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca, GSK and Sanofi to discover, develop and commercialize microRNA therapeutics. Under these strategic alliances, we are eligible to receive up to approximately $1.5 billion in milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $128.0 million upon achievement of preclinical and IND milestones, up to $254.0 million upon achievement of clinical development milestones, up to $380.0 million upon achievement of regulatory milestones and up to $730.0 million upon achievement of commercialization milestones.

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

In addition to our microRNA product platform, we have established Regulus microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkers™ utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers are of significant value and may be used to select optimal patient segments for our clinical trials and the clinical trials of our strategic alliance partners and collaborators. We have a research collaboration with Biogen Idec MA Inc. to identify microRNA biomarkers for multiple sclerosis, and more recently, we entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations.

Currently, we are pursuing several microRNA targets across multiple therapeutic areas to advance our therapeutics pipeline, with a primary focus on orphan diseases and oncology, both independently and with our strategic alliance partners. In February 2014, we launched our ‘Clinical Map Initiative’, which outlines certain corporate goals and objectives to advance our microRNA therapeutic pipeline over the next several years. Recently, we commenced dosing human subjects in our first clinical trial, a Phase I study of our wholly owned compound, RG-101, a GalNac-conjugated anti-miR targeting microRNA-122 (“miR-122”) for the treatment of hepatitis C virus infection (“HCV”). Under our ‘Initiative’, we intend to demonstrate human proof-of-concept results in the Phase I clinical study of RG-101 by the end of 2014. Also recently, we nominated our second microRNA candidate for clinical development, RG-012, an anti-miR targeting microRNA-21 (“miR-21”) for the treatment of Alport Syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We expect to initiate a Phase I clinical study of RG-012 for the treatment of Alport Syndrome in the first half of 2015 and to nominate a third microRNA candidate for clinical development by the end of 2014. Additionally, we expect to maintain a strong financial position and end 2014 with at least $75.0 million in cash, cash equivalents and short-term investments.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the development of our therapeutic programs, and our Regulus microMarkersTM division. Our research and development expenses include:

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

To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the best targets based on our ongoing research. As a result, in the early phase of our development, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 59 and have spent a total of approximately $106.4 million in research and development expenses through March 31, 2014.

We expect our research and development expenses to increase for the foreseeable future as we continue to advance our research programs toward the clinic and initiate additional clinical trials. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with GSK, we may be responsible for the development of product candidates through clinical proof-of-concept, depending on the time at which GSK may choose to exercise its option to obtain an exclusive license to develop, manufacture and commercialize product candidates on a program-by-program basis. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs, in the event it exercises its option to such program. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of IND approval in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and on occasion income or expense of a non-recurring nature, including changes in the valuation of convertible notes payable from period to period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under convertible notes payable and equipment and tenant improvement financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and under Note 1 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three months ended March 31,
	2014	2013	Increase/(Decrease)
Revenue under strategic alliances	$1,631	$3,238	$(1,607)
Research and development expenses	9,604	6,883	2,721
General and administrative expenses	2,732	1,905	827
Loss from changes in valuation of convertible note payable	(2,124)	(1,761)	363

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Sanofi	$925	$2,500
GSK	144	187
AstraZeneca	465	465
Biogen Idec	87	86
Other	10	—

Total net revenues from strategic alliances	$1,631	$3,238

Revenue under strategic alliances was $1.6 million for the three months ended March 31, 2014, compared to $3.2 million for the three months ended March 31, 2013. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi, GSK and AstraZeneca strategic alliances, which we amortize monthly on a straight-line basis over our estimated period of performance.

Revenue recognized from our Sanofi strategic alliance was $0.9 million for the three months ended March 31, 2014 compared to $2.5 million for the three months ended March 31, 2013. This decrease was primarily due to the expiration of the research term under the Sanofi alliance in June 2013. Revenue associated with payments received from Sanofi under the research program was $1.25 million in the three months ended March 31, 2013. Revenue associated with the amortization of other payments received from Sanofi was $0.9 million and $1.25 million for the three months ended March 31, 2014 and 2013, respectively. Revenue from our other strategic alliances was materially consistent for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

As of March 31, 2014, we had $10.2 million of deferred revenue, which consists of payments received through our strategic alliances, but have not yet recognized in accordance with our revenue recognition policies and remaining estimated period of performance.

Research and development expenses

Research and development expenses were $9.6 million for the three months ended March 31, 2014 compared to $6.9 million for the three months ended March 31, 2013. This increase was primarily driven by the initiation of a Phase I clinical study for RG-101 and the continued advancement of other pre-clinical programs totaling $3.4 million for the three months ended March 31, 2014, compared to pre-clinical development costs of $0.8 million for the three months ended March 31, 2013. We had 59 employees engaged in research and development activities as of March 31, 2014, compared to 57 as of March 31, 2013. We expect our research and development expenses to continue to increase to the extent we continue clinical studies and initiate additional pre-clinical and clinical programs.

General and administrative expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. This increase was primarily driven by an increase in salaries and related employee costs of $0.2 million and an increase in operating costs of $0.6 million associated with general business activities.

Loss from valuation of convertible note payable

We recorded a loss from changes in value of convertible notes payable of $2.1 million and $1.8 million in the statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, respectively. Changes in value were primarily driven by increases in our stock price during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through March 31, 2014, we have received $65.5 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $180.8 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, and $2.5 million from government grants and loans.

As of March 31, 2014, we had $114.6 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(9,029)	$(7,155)
Investing activities	(10,483)	(15,748)
Financing activities	10,181	173

Total	$(9,331)	$(22,730)

Operating activities

Net cash used in operating activities was $9.0 million for the three months ended March 31, 2014, compared to $7.2 million for the three months ended March 31, 2013. The increase in net cash used in operating activities was attributable in part to a net loss to $12.7 million for the three months ended March 31, 2014 compared to a net loss of $7.2 million for the three months ended March 31, 2013. Adjustments for non-cash charges increased by $1.2 million for the three months ended March 31, 2014, primarily as a result of a $0.6 million increase in stock-based compensation and $0.4 million increase associated with the loss in valuation of the Post-IPO GSK Note. Changes in working capital resulted in net cash used in operating activities of $0.6 million for the three months ended March 31, 2014, compared to $3.1 million for the three months ended March 31, 2013. This reduction was primarily driven by the amortization of deferred revenue associated with upfront payments, compared to the period of revenue recognition.

Investing activities

Net cash used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment, while satisfying the liquidity needs of the company. As such, for the three months ended March 31, 2014 and 2013, net cash used in investing activities primarily reflects the net purchase of short-term investments, offset by sales and maturities. The net purchases of short-term investments were $10.4 million and $15.6 million for the three months ended March 31, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2014, compared to $0.2 million for the three months ended March 31, 2013. The increase in net cash provided by financing activities is primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventis, which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, which excludes $0.4 million in proceeds from the private placement attributed to the 2014 Sanofi Amendment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $12.7 million and $7.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $91.8 million.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We will depend upon our strategic alliances for the development and eventual commercialization of certain future microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.*

We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a future microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliances with Sanofi and GSK, Sanofi and GSK each have the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, neither Sanofi nor GSK is under any obligation to exercise these options to progress any of our microRNA development candidates. While each of AstraZeneca, GSK and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

•	an alliance partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	an alliance partner may cease development in therapeutic areas which are the subject of our strategic alliances;

•	an alliance partner may change the success criteria for a particular program or potential product candidate thereby delaying or ceasing development of such program or candidate;

•	a significant delay in initiation of certain development activities by an alliance partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	an alliance partner could develop a product that competes, either directly or indirectly, with an alliance product;

•	an alliance partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

•	an alliance partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

•	an alliance partner may exercise its rights under the agreement to terminate a strategic alliance;

•	an alliance partner may be acquired by another company and the acquiring company may not devote sufficient resources to the collaboration, or may terminate the collaboration;

•	a dispute may arise between us and an alliance partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•	an alliance partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third party or fail to maintain or prosecute intellectual property rights such that our rights in such property are jeopardized.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, as well as administrative proceedings including interferences, inter partes review and oppositions before the U.S. Patent and Trademark Office, or U.S. PTO, and foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our future product candidates may be subject to claims of infringement of the patent rights of third parties.

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

RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES

The commercial success of our programs that are part of our strategic alliance agreements with Sanofi, GSK and AstraZeneca, will depend in large part on the development and marketing efforts of our alliance partners. If our alliance partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.*

If any of Sanofi, GSK or AstraZeneca elects to pursue the development and commercialization of any of the microRNA product candidates that are subject to their respective strategic alliance agreements with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi, GSK, AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi, GSK or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi, GSK or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.

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

Most of our programs are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs currently approved or that will be approved in the future for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2014, we had 74 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize future product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.*

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

We maintain product liability insurance relating to the use of our therapeutics in clinical trials. However, such insurance may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for future product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $12.41, through April 25, 2014. The trading price of our common stock is likely to continue to be volatile.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of April 25, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 77% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain lock-up agreements pertaining to our July 2013 public offering expired on October 14, 2013 and certain lock-up agreements pertaining to our initial public offering expired on October 4, 2013. Upon the expiration of these lock-up agreements, a substantial number of shares of common stock became eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, with respect to any of these shares held by directors, executive officers and other affiliates. In connection with our private placement of 1,303,780 shares to Aventis Holdings Inc., or Aventis, an entity affiliated with Sanofi, in February 2014, Aventis has agreed that for a period of 12 months after the date on which the shares were issued, subject to specified exceptions, Aventis will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares of our common stock issued to Aventis in the private placement. Subject to certain limitations, all of the shares issued to Aventis in the private placement will become eligible for sale upon expiration of the lock-up period. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the applicable lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. We filed a registration statement that became effective on April 16, 2014, which provides for the sale of up to 8,600,000 shares of common stock by the selling stockholders named therein. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We have filed a registration statement that provides for the sale of up to $100 million of common stock or warrants by us from time to time in one or more public offerings. The registration statement became effective on April 16, 2014. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling stockholders.

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

As of March 31, 2014, we have used approximately $15.3 million of the net proceeds from the offering for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We intend to use some or all of the remaining proceeds for similar uses, and we may also use a portion of the remaining net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the remaining net proceeds from our initial public offering. Accordingly, our management will continue to have broad discretion in the application of the remaining net proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

For a list of exhibits filed with this quarterly report on Form 10-Q, refer to the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: May 8, 2014	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1+	Employment Agreement between the Registrant and David Szekeres, dated February 4, 2014.

10.2†	Second Amended and Restated Collaboration and License Agreement dated February 4, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract.
†	We have requested confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.