Form 10-Q
period 2014-06-30
Regulus Therapeutics Inc.
filed 2014-08-07
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-35670

Regulus Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Ct., Suite 210 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 25, 2014, the registrant had 43,392,345 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,024	$17,807
Short-term investments	93,477	96,198
Prepaid and other current assets	4,383	3,177

Total current assets	107,884	117,182
Property and equipment, net	3,948	3,768
Intangibles, net	1,112	1,128
Other assets	977	987

Total assets	$113,921	$123,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,018	$1,172
Accrued liabilities	4,432	3,013
Accrued compensation	1,187	1,297
Current portion of deferred revenue	2,630	4,888

Total current liabilities	11,267	10,370
Convertible notes payable, at fair value	12,450	11,279
Deferred revenue, less current portion	6,861	6,500
Other long-term liabilities	1,260	1,459

Total liabilities	31,838	29,608
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,383,863 and 41,787,326 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	43	42
Additional paid-in capital	185,883	172,518
Accumulated other comprehensive loss	(42)	(16)
Accumulated deficit	(103,801)	(79,087)

Total stockholders’ equity	82,083	93,457

Total liabilities and stockholders’ equity	$113,921	$123,065

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$736	$4,759	$2,367	$7,997

Total revenues	736	4,759	2,367	7,997
Operating expenses:
Research and development	10,795	7,722	20,399	14,604
General and administrative	2,954	1,723	5,686	3,628

Total operating expenses	13,749	9,445	26,085	18,232

Loss from operations	(13,013)	(4,686)	(23,718)	(10,235)
Other income (expense):
Interest and other income	97	63	197	135
Interest expense	(10)	(18)	(21)	(18)
Gain (loss) from valuation of convertible notes payable	953	(2,697)	(1,171)	(4,458)

Loss before income taxes	(11,973)	(7,338)	(24,713)	(14,576)
Income tax expense	—	10	1	1

Net loss	$(11,973)	$(7,348)	$(24,714)	$(14,577)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	17	(44)	(26)	(29)

Comprehensive loss	$(11,956)	$(7,392)	$(24,740)	$(14,606)

Net loss per share:
Basic	$(0.28)	$(0.20)	$(0.57)	$(0.41)

Diluted	$(0.29)	$(0.20)	$(0.57)	$(0.41)

Weighted average shares used to compute net loss per share:
Basic	43,362,483	35,994,642	43,028,198	35,933,961

Diluted	44,799,536	35,994,642	43,028,198	35,933,961

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(24,714)	$(14,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	700	629
Loss from valuation of convertible notes payable	1,171	4,458
Stock-based compensation	3,083	1,546
Amortization of premium on investments, net	876	647
Loss on disposal of long-term assets	18	1
Deferred income taxes	—	(10)
Change in operating assets and liabilities:
Prepaid and other assets	(1,197)	(889)
Accounts payable	1,729	717
Accrued liabilities	1,412	160
Accrued compensation	(109)	(327)
Deferred revenue	(1,896)	(7,997)
Deferred rent and other liabilities	(124)	1,055

Net cash used in operating activities	(19,051)	(14,587)

Investing activities
Purchases of short-term investments	(48,301)	(19,984)
Maturities and sales of short-term investments	50,120	13,320
Purchases of property and equipment	(731)	(268)
Acquisition of intangibles	(34)	(96)

Net cash provided by (used in) investing activities	1,054	(7,028)

Financing activities
Proceeds from issuance of common stock, net	9,728	289
Proceeds from exercise of common stock options	556	—
Principal payments on other long-term obligations	(70)	(56)

Net cash provided by financing activities	10,214	233

Net decrease in cash and cash equivalents	(7,783)	(21,382)

Cash and cash equivalents at beginning of period	17,807	40,552

Cash and cash equivalents at end of period	$10,024	$19,170

Supplemental disclosure of cash flow information
Interest paid	$21	$—

Income taxes paid	$1	$1

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$117	$105

Allowance for tenant improvements	$—	$920

Amounts accrued for patent expenditures, net	$—	$19

See accompanying notes to these condensed financial statements.

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

Use of Estimates

Our condensed financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

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

Multiple element arrangements, such as our strategic alliance agreements with Sanofi, AstraZeneca AB (“AstraZeneca”), GlaxoSmithKline plc (“GSK”) and our collaboration agreement with Biogen Idec MA Inc. (“Biogen Idec”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the units of accounting under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

In July 2012, we amended and restated the $5.0 million convertible promissory note originally issued in February 2010 to GSK (the “2010 GSK Note”), which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The difference between the carrying value of the 2010 GSK Note and the fair value of the amended and restated 2010 GSK Note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the amended note is recorded as gain (loss) from valuation of convertible notes payable to non-operating earnings.

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and other clinical trial-related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-19”). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on the Company’s financial position, results of operations and cash flows.

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

Applicable accounting standards provides that a contract convertible into common stock that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Adding back the gain from the change in valuation of the convertible notes payable for the three months ended June 30, 2014 to the numerator and adding the number of shares to be issued upon conversion of the convertible notes payable into the denominator of the diluted earnings per share calculation resulted in an increase to the loss per share for the period. The convertible notes payable was anti-dilutive for the six months ended June 30, 2014.

The following table summarizes the adjustment to net loss for the diluted net loss per share calculation for the three months ended June 30, 2014 (in thousands):

Net loss	$(11,973)
Less: gain from change in valuation of notes payable	953

Net loss used to compute diluted net loss per share	$(12,926)

The following table summarizes the adjustment to weighted average shares outstanding for the diluted net loss per share calculation for the three months ended June 30, 2014:

Weighted average shares outstanding used for basic net loss per share	43,362,483
Plus: weighted average shares of convertible notes payable	1,437,053

Weighted average shares outstanding used for diluted net loss per share	44,799,536

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Common stock options	2,052,638	2,868,372	2,607,245	2,539,792
Convertible notes payable	—	1,389,417	1,437,053	1,389,417

Total	2,052,638	4,257,789	4,044,298	3,929,209

As of June 30, 2014, we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into common shares at $4.00 per share, at the option of the note holder.

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of June 30, 2014, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (dollars in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2014
Corporate debt securities	2 or less	$76,109	$19	$(29)	$76,099
Certificates of deposit	3 or less	13,630	—	—	13,630
Commercial paper	1 or less	3,747	1	—	3,748

Total		$93,486	$20	$(29)	$93,477

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2013
Corporate debt securities	2 or less	$71,402	$39	$(25)	$71,416
Certificates of deposit	2 or less	11,710	—	—	11,710
Commercial paper	1 or less	6,069	2	—	6,071
Debt securities of U.S. government-sponsored agencies	1 or less	7,000	1	—	7,001

Total		$96,181	$42	$(25)	$96,198

4. Fair Value Measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The accounting standard provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. The accounting standard prioritizes the inputs used in measuring the fair value into the following hierarchy:

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	Fair value as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9,614	$9,614	$—	$—
Corporate debt securities	76,099	—	76,099	—
Certificates of deposit	13,630	—	13,630	—
Commercial paper	3,748	—	3,748	—

	$103,091	$9,614	$93,477	$—
Liabilities:
Convertible notes payable	$12,450	$—	$—	$12,450

	Fair value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,170	$17,170	$—	$—
Corporate debt securities	71,416	—	71,416	—
Certificates of deposit	11,710	—	11,710	—
Debt securities of U.S. government-sponsored agencies	7,001	—	7,001	—
Commercial paper	6,071	—	6,071	—

	$113,368	$17,170	$96,198	$—
Liabilities:
Convertible notes payable	$11,279	$—	$—	$11,279

Changes in the estimated fair value of convertible notes payable from December 31, 2013 through June 30, 2014 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$11,279
Change in estimated fair value of convertible notes payable	1,171

Balance at June 30, 2014	$12,450

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

We used an income approach in the form of a convertible bond valuation model to value the convertible notes payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of June 30, 2014 and December 31, 2013 were volatility (80% and 66%, respectively), risk-free rate (0.24% and 0.325%, respectively), and credit spread (6.4% and 7.4%, respectively). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of June 30, 2014, the volatility input included 20% weighting of our historical volatility and 80% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. We recorded a gain from the change in valuation of convertible notes payable of $1.0 million for the three months ended June 30, 2014 and a loss of $1.2 million for the six months ended June 30, 2014 on the condensed statements of operations and comprehensive loss. We recorded a loss of $2.7 million and $4.5 million, respectively, for the same periods in 2013.

5. Convertible Notes Payable

In October 2012, in conjunction with our initial public offering the amended and restated 2010 GSK Note provided for a rollover into a new promissory note (the “Post-IPO GSK Note”), and the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note is convertible into shares of our common stock at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by our initial public offering price of $4.00 per share, subject to complying with certain threshold ownership percentage limitations. At June 30, 2014 and December 31, 2013, the fair value of the Post-IPO GSK Note was $12.5 million and $11.3 million, respectively, and is classified as “Convertible note payable, at fair value” on the condensed balance sheets.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2014
Common stock options outstanding	6,387,153
Common stock available for future grant	1,319,855
Employee Stock Purchase Plan	858,625
Convertible note payable (Post-IPO GSK Note)	1,437,053

Total common shares reserved for future issuance	10,002,686

The following table summarizes our stock option activity under all stock option plans for the six months ended June 30, 2014 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2013	5,598	$3.69
Granted	1,115	$7.71
Exercised	(273)	$2.03
Canceled/forfeited/expired	(53)	$4.89

Options outstanding at June 30, 2014	6,387	$4.45

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options
Risk-free interest rate	1.9%	1.5%	1.9%	1.4%
Volatility	72.4%	67.6%	73.1%	67.5%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	2.0%	—	2.1%	—
Volatility	69.0%	—	69.6%	—
Dividend yield	0%	—	0%	—
Expected term (years)	6.3	—	6.3	—
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	71.5%	55.6%	68.4%	57.6%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$854	$571	$1,658	$1,070
General and administrative	830	188	1,425	476

Total	$1,684	$759	$3,083	$1,546

7. Strategic Alliances and Collaborations

The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sanofi	$18	$2,905	$944	$5,406
GSK	144	1,303	288	1,489
AstraZeneca	465	465	929	929
Biogen Idec	86	86	173	173
Other	23	—	33	—

Total	$736	$4,759	$2,367	$7,997

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this payment remained deferred as of June 30, 2014, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventis Holdings, Inc. (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis may not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2014, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.4 million, which we are expecting to recognize over the remaining estimated period of performance of approximately six years.

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

GSK

In April 2008, we entered into a strategic alliance with GSK to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases (the “immuno-inflammatory alliance”). In February 2010, we and GSK expanded the strategic alliance to include hepatitis C virus infection (“HCV”) to discover, develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV (the “HCV alliance”). In June 2012, we amended our immuno-inflammatory alliance to extend the target selection period for the fourth collaboration target. We determined that the elements within the immuno-inflammatory alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated period of performance. As of June 30, 2014, deferred revenue associated with the immuno-inflammatory alliance was $3.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately six years.

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

We have evaluated the remaining contingent event-based payments under the HCV alliance and determined that the preclinical and clinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.5 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial. We have no obligation to perform any research or development activities under the HCV alliance unless mutually agreed upon by the parties.

AstraZeneca

In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we have agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we are required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application (“IND”) or the end of the research term, which extends until the fourth anniversary of the date of the agreement, and may be extended only by mutual written agreement of us and AstraZeneca. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of alliance product candidates.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of June 30, 2014, deferred revenue associated with the collaboration and license agreement and CSPA was $3.9 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately two years.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec have agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, we granted Biogen Idec an exclusive, royalty free, worldwide license to our interest in the collaboration intellectual property for the purpose of commercializing non-microRNA products for the treatment, diagnosis and prevention of MS and non-MS diseases and disorders. We also granted Biogen Idec an exclusive, royalty-free, worldwide license, with the right to sublicense, to our interest in the collaboration intellectual property (and a non-exclusive license to our background intellectual property) for the purpose of commercializing products for the diagnosis of MS. We also granted Biogen Idec a right of first negotiation on certain commercial transactions relating to microRNA products which utilize intellectual property developed during the collaboration. Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We are also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which was approximately two years based on the original expected term of the research and development plan.

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

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. In October 2013 and November 2013, we received research milestone payments totaling $0.3 million. In addition, we can earn the following research milestones: $0.5 million for validation of the microRNA biomarker in a second independent sample set; and $0.5 million upon the refinement of the microRNA biomarker signature from a longitudinal study of patient samples on MS therapy. As of June 30, 2014, deferred revenue associated with the collaboration and license agreement was $0.1 million, which we are expecting to recognize over the remaining period of performance of four months.

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis Pharmaceuticals, Inc. (“Isis”) and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Pursuant to our Amended and Restated Services Agreement with Alnylam dated January 1, 2009, we purchased GalNAc-related materials from Alnylam during the six months ended June 30, 2013.

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Services Agreement (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Services performed or out-of-pocket expenses paid to Alnylam	$—	$104	$—	$447

9. Subsequent Events

In August 2014, we and Biogen Idec entered into a new collaboration and license agreement focused on identifying microRNAs as biomarkers for multiple sclerosis under our Regulus microMarkers™ division. Under the terms of the new collaboration and license agreement, we will receive an upfront payment of $2.0 million and are eligible to receive future payments upon achievement of certain milestones related to the identification of potential microRNA signatures. Simultaneously with the execution of the new collaboration and license agreement, we executed a termination agreement for the previous collaboration and license agreement (see Note 7).

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our initial public offering and concurrent private placement or our subsequent public offering in July 2013;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Item 1A of this quarterly report on Form 10-Q.

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

In addition to our microRNA product platform, we have established Regulus microMarkers™, a research and development division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkers™ utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers are of significant value and may be used to select optimal patient segments for our clinical trials and the clinical trials of our strategic alliance partners and collaborators. We have a research collaboration with Biogen Idec to identify microRNA biomarkers for multiple sclerosis, and more recently, we entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations.

Currently, we are pursuing several microRNA targets across multiple therapeutic areas to advance our therapeutics pipeline, with a primary focus on orphan diseases and oncology, both independently and with our strategic alliance partners. In February 2014, we launched our ‘Clinical Map Initiative’, which outlines certain corporate goals and objectives to advance our microRNA therapeutic pipeline over the next several years. Under our ‘Initiative’, we intend to report human proof-of-concept results in the Phase I clinical study of RG-101, our anti-miR targeting microRNA-122 (“miR-122”) for the treatment of HCV by the end of 2014. Our second microRNA candidate for clinical development is RG-012, an anti-miR targeting microRNA-21 (“miR-21”) for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We expect to initiate a Phase I clinical study of RG-012 for the treatment of Alport Syndrome in the first half of 2015 and to nominate a third microRNA candidate for clinical development by the end of 2014. Additionally, we expect to maintain a strong financial position and end 2014 with at least $75.0 million in cash, cash equivalents and short-term investments.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the development of our therapeutic programs, and our Regulus microMarkersTM division. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, other clinical trial related vendors, consultants and our scientific advisory board;

•	license fees; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 64 and have spent a total of approximately $117.2 million in research and development expenses through June 30, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and under Note 1 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2014.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue under strategic alliances	$736	$4,759	$2,367	$7,997
Research and development expenses	10,795	7,722	20,399	14,604
General and administrative expenses	2,954	1,723	5,686	3,628
Gain (loss) from valuation of convertible notes payable	953	(2,697)	(1,171)	(4,458)

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sanofi	$18	$2,905	$944	$5,406
AstraZeneca	465	465	929	929
GSK	144	1,303	288	1,489
Biogen Idec	86	86	173	173
Other	23	—	33	—

Total revenues under strategic alliances and collaborations	$736	$4,759	$2,367	$7,997

Revenue under strategic alliances were $0.7 million and $2.4 million for the three and six months ended June 30, 2014, respectively, compared to $4.8 million and $8.0 million, respectively, for the same periods in 2013.

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (“2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi decreased to less than $0.1 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared to $2.9 million and $5.4 million for the three and six months ended June 30, 2013, respectively. This change was primarily a result of the expiration of the research term under the July 2012 Sanofi amended and restated agreement in June 2013 and amortization of payment associated with our estimated period of performance through the July 2013 option period, which expired in January 2014.

In June 2013, our product development and commercialization agreement with GSK was amended to clarify that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of HCV infection. In June 2013, we accelerated the remaining unamortized $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations. Due to this amendment and resulting acceleration in 2013, revenue recognized from our strategic alliance with GSK decreased to $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, compared to $1.3 million and $1.5 million for the three and six months ended June 30, 2013, respectively.

Revenue from our other strategic alliances was materially consistent for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.

As of June 30, 2014, we had $9.5 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies and remaining estimated period of performance.

Research and development expenses

Research and development expenses were $10.8 million and $20.4 million for the three and six months ended June 30, 2014, respectively, compared to $7.7 million and $14.6 million for the three and six months ended June 30, 2013, respectively. This increase was primarily driven by the initiation of a Phase I clinical study for RG-101, IND-enabling costs for RG-012 and the continued advancement of other pre-clinical programs totaling $4.0 million and $7.3 million for the three and six months ended June 30, 2014, respectively, compared to pre-clinical development costs of $1.4 million and $2.2 million for the three and six months ended June 30, 2013, respectively. We had 64 employees engaged in research and development activities as of June 30, 2014, compared to 55 as of June 30, 2013. We expect our research and development expenses to continue to increase to the extent we continue clinical studies and initiate additional pre-clinical and clinical programs.

General and administrative expenses

General and administrative expenses were $3.0 million and $5.7 million for the three and six months ended June 30, 2014, respectively, compared to $1.7 million and $3.6 million for the three and six months ended June 30, 2013, respectively. This increase was primarily driven by an increase in salaries and related employee costs of $0.8 million and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, in addition to an increase in operating expenses associated with general business activities.

Gain (loss) from valuation of convertible notes payable

We recorded a gain from the change in value of convertible notes payable of $1.0 million in the three months ended June 30, 2014, which was principally caused by a decrease in our stock price at June 30, 2014 compared to March 31, 2014. We recorded a loss from the change in value of convertible notes payable of $2.7 million for the three months ended June 30, 2013 and a loss of $1.2 million and $4.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Losses recorded from changes in value were primarily driven by increases in our stock price during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through June 30, 2014, we have received $65.5 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $180.8 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, and $2.5 million from government grants and loans.

As of June 30, 2014, we had $103.5 million in cash, cash equivalents and short-term investments, which will be sufficient to fund our operations for at least the next 12 months. The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(19,051)	$(14,587)
Investing activities	1,054	(7,028)
Financing activities	10,214	233

Total	$(7,783)	$(21,382)

Operating activities

Net cash used in operating activities was $19.1 million for the six months ended June 30, 2014, compared to $14.6 million for the six months ended June 30, 2013. The increase in net cash used in operating activities was attributable in part to a net loss of $24.7 million for the six months ended June 30, 2014 compared to a net loss of $14.6 million for the six months ended June 30, 2013. Adjustments for non-cash charges decreased by $1.4 million for the six months ended June 30, 2014, primarily as a result of a $3.3 million decrease associated with the change in value of convertible notes payable, offset by an increase in stock-based compensation of $1.5 million. Changes in working capital resulted in net cash used in operating activities of $0.2 million for the six months ended June 30, 2014, compared to $7.3 million for the six months ended June 30, 2013. This reduction was primarily driven by the amortization of deferred revenue associated with upfront payments, compared to the period of revenue recognition.

Investing activities

Net cash provided by or used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment, while satisfying the liquidity needs of the company. As such, for the six months ended June 30, 2014 and 2013, net cash provided by or used in investing activities primarily reflects the net purchase of short-term investments, offset by sales and maturities. The sales and maturities of short-term investments was $50.1 million and $13.3 million for the six months ended June 30, 2014 and 2013, respectively. Purchases of short-term investments were $48.3 million and $20.0 million for the six months ended June 30, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2014, compared to $0.2 million for the six months ended June 30, 2013. The increase in net cash provided by financing activities is primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventisub LLC (formerly Avantis Holdings), which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, which excludes $0.4 million in proceeds from the private placement attributed to the 2014 Sanofi Amendment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2014, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a preclinical-stage, biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical studies for our initial programs. We have recently initiated clinical development of RG-101 and have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred losses in each year since our inception in September 2007. Our net losses were $12.0 million and $7.3 million for the three months ended June 30, 2014 and 2013, respectively and $24.7 million and $14.6 million for the six months ended June 30, 2014 and 2013 respectively. As of June 30, 2014, we had an accumulated deficit of $103.8 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; initiate clinical trials for our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and scientific personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to successfully complete preclinical testing and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.*

We have invested a significant portion of our efforts and financial resources in the identification and preclinical development of product candidates that target microRNAs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our strategic alliance partners must then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

If we or our strategic alliance partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our strategic alliance partners may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

Any of our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our future product candidates may induce similar adverse events.

If AEs are observed in any clinical trials of our product candidates, including those that our strategic partners may develop under our alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we or our partners fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

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

Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to modulate only a subset of the known microRNA targets. Because our programs may involve a range of microRNA targets, including targets that require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Because we have limited financial and human resources, we intend to leverage our existing strategic alliance agreements and enter into new strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as HCC, fibrosis and HCV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We will depend upon our strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.*

We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliances with Sanofi and GSK, Sanofi and GSK each have the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, neither Sanofi nor GSK is under any obligation to exercise these options to progress any of our microRNA development candidates. While each of AstraZeneca, GSK and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to meet any product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

We expect to rely on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale-up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

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

We, our alliance partners and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs will not be our employees, and we will not be able to control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for such products and any product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We also expect to rely on other third parties to store and distribute drug products for any clinical trials that we may conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, Santaris Pharma A/S, or Santaris, has initiated reexamination of oppositions to patents owned by Stanford University and licensed to us, in each case relating to miR-122, and has initiated oppositions to a patent owned by us relating to miR-122 and to a patent owned by Isis relating to chemical modification of oligonucleotides. Any successful challenge of these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, as well as administrative proceedings including interferences, inter partes review and oppositions before the U.S. Patent and Trademark Office, or U.S. PTO, and foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing product candidates before we do, which would have a material adverse impact on our business.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we have co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, but would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs that are the subject of existing strategic alliances, such as miR-122 with GSK and the metabolic and oncology programs with AstraZeneca, we intend to rely completely on our alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.

Our current and future strategic alliance partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

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

Our strategic alliance agreements with Sanofi, GSK and AstraZeneca provide that our partners will be responsible for the commercialization of future product candidates, if any, from their respective programs, as applicable. If any other product candidates that we may develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell products profitably.

Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates that we develop.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2014, we had 81 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.*

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our product candidates may induce similar adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We maintain product liability insurance relating to the use of our therapeutics in clinical trials. However, such insurance may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $12.41, through July 25, 2014. The trading price of our common stock is likely to continue to be volatile.

Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical testing or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing strategic alliances or enter into new alliances;

•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;

•	failure by us or our licensors and strategic alliance partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic alliance partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of July 25, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 77% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As of June 30, 2014, we have used approximately $26.5 million of the net proceeds from the offering for preclinical and clinical development of our microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We intend to use some or all of the remaining proceeds for similar uses, and we may also use a portion of the remaining net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the remaining net proceeds from our initial public offering. Accordingly, our management will continue to have broad discretion in the application of the remaining net proceeds.

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

Regulus Therapeutics Inc.

Date: August 6, 2014	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1+	Employment Agreement between the Registrant and Paul C. Grint, M.D., dated June 16, 2014.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.