Form 10-Q
period 2014-09-30
Regulus Therapeutics Inc.
filed 2014-11-06
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2014, the registrant had 48,603,831 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,958	$17,807
Short-term investments	84,107	96,198
Prepaid and other current assets	3,958	3,177

Total current assets	98,023	117,182
Property and equipment, net	3,840	3,768
Intangibles, net	1,114	1,128
Other assets	1,038	987

Total assets	$104,015	$123,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,642	$1,172
Accrued liabilities	3,633	3,013
Accrued compensation	1,444	1,297
Current portion of deferred revenue	4,174	4,888

Total current liabilities	11,893	10,370
Convertible note payable, at fair value	10,665	11,279
Deferred revenue, less current portion	6,235	6,500
Other long-term liabilities	1,142	1,459

Total liabilities	29,935	29,608
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,439,562 and 41,787,326 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	43	42
Additional paid-in capital	187,702	172,518
Accumulated other comprehensive loss	(66)	(16)
Accumulated deficit	(113,599)	(79,087)

Total stockholders’ equity	74,080	93,457

Total liabilities and stockholders’ equity	$104,015	$123,065

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$1,083	$6,118	$3,450	$14,115

Total revenues	1,083	6,118	3,450	14,115
Operating expenses:
Research and development	10,173	7,106	30,572	21,710
General and administrative	2,569	1,917	8,255	5,545

Total operating expenses	12,742	9,023	38,827	27,255

Loss from operations	(11,659)	(2,905)	(35,377)	(13,140)
Other income (expense):
Interest and other income	86	72	283	207
Interest expense	(10)	(7)	(31)	(25)
Gain (loss) from valuation of convertible note payable	1,785	671	614	(3,787)

Loss before income taxes	(9,798)	(2,169)	(34,511)	(16,745)
Income tax (benefit) expense	—	(5)	1	(4)

Net loss	$(9,798)	$(2,164)	$(34,512)	$(16,741)

Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(24)	37	(50)	8

Comprehensive loss	$(9,822)	$(2,127)	$(34,562)	$(16,733)

Net loss per share:
Basic	$(0.23)	$(0.05)	$(0.80)	$(0.45)

Diluted	$(0.26)	$(0.07)	$(0.80)	$(0.45)

Weighted average shares used to compute net loss per share:
Basic	43,406,251	40,154,812	43,155,601	37,367,368

Diluted	44,855,463	41,555,660	43,155,601	37,367,368

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(34,512)	$(16,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,098	996
(Gain) loss from valuation of convertible note payable	(614)	3,787
Stock-based compensation	4,710	2,524
Amortization of premium on investments, net	1,235	1,012
Loss on disposal of long-term assets	18	—
Change in operating assets and liabilities:
Contracts and other receivables	50	(95)
Prepaid and other assets	(882)	(512)
Accounts payable	1,470	829
Accrued liabilities	610	851
Accrued compensation	147	(120)
Deferred revenue	(980)	(11,615)
Deferred rent and other liabilities	(203)	68

Net cash used in operating activities	(27,853)	(19,016)

Investing activities
Purchases of short-term investments	(52,268)	(50,390)
Maturities and sales of short-term investments	63,074	16,520
Purchases of property and equipment	(1,120)	(608)
Acquisition of intangibles	(53)	(46)

Net cash provided by (used in) investing activities	9,633	(34,524)

Financing activities
Proceeds from issuance of common stock, net	9,853	46,562
Proceeds from exercise of common stock options	624	—
Principal payments on other long-term obligations	(106)	(84)

Net cash provided by financing activities	10,371	46,478

Net decrease in cash and cash equivalents	(7,849)	(7,062)
Cash and cash equivalents at beginning of period	17,807	40,552

Cash and cash equivalents at end of period	$9,958	$33,490

Supplemental disclosure of cash flow information
Interest paid	$30	$—

Income taxes paid	$1	$1

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$—	$57

Allowance for tenant improvements	$—	$947

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

Multiple element arrangements, such as our strategic alliance agreements with Sanofi, AstraZeneca AB (“AstraZeneca”), Glaxo Group Limited (“GSK”), an affiliate of GlaxoSmithKline plc, and our collaboration agreement with Biogen Idec MA Inc. (“Biogen Idec”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the units of accounting under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-19”). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plan and convertible note payable.

As of September 30, 2014, we had a convertible note payable outstanding with a principal balance of $5.4 million that was convertible into shares of our common stock at a conversion price of $4.00 per share, at the option of the note holder.

Applicable accounting standards provide that a contract convertible into common stock that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted earnings per share calculation for the entire period presented, if the effect is dilutive. Adding back the gain from the change in valuation of the convertible note payable for the three months ended September 30, 2014 and 2013 to the numerator and adding the number of shares to be issued upon conversion of the convertible note payable into the denominator of the diluted earnings per share calculation resulted in an increase to the net loss per share for the period. The impact of the conversion to the numerator and denominator for the nine months ended September 30, 2014 and 2013 was anti-dilutive, and therefore was excluded.

The following table summarizes the adjustment to net loss for the diluted net loss per share calculation for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(9,798)	$(2,164)	$(34,512)	$(16,741)
Less: gain from change in valuation of note payable	1,785	671	—	—

Net loss used to compute diluted net loss per share	$(11,583)	$(2,835)	$(34,512)	$(16,741)

The following table summarizes the adjustment to weighted average shares outstanding for the diluted net loss per share calculation for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding used for basic net loss per share	43,406,251	40,154,812	43,155,601	37,367,368
Add: weighted average shares of convertible note payable	1,449,212	1,400,848	—	—

Weighted average shares outstanding used for diluted net loss per share	44,855,463	41,555,660	43,155,601	37,367,368

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Common stock options	1,949,096	3,041,033	2,313,182	2,474,614
Convertible note payable	—	—	1,449,212	1,400,848

Total	1,949,096	3,041,033	3,762,394	3,875,462

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies, and the U.S. Treasury. As of September 30, 2014, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2014
Corporate debt securities	2 or less	$68,270	$9	$(42)	$68,237
Certificates of deposit	2 or less	13,870	—	—	13,870
Commercial paper	1 or less	2,000	—	—	2,000

Total		$84,140	$9	$(42)	$84,107

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2013
Corporate debt securities	2 or less	$71,402	$39	$(25)	$71,416
Certificates of deposit	2 or less	11,710	—	—	11,710
Commercial paper	1 or less	6,069	2	—	6,071
Debt securities of U.S. government-sponsored agencies	1 or less	7,000	1	—	7,001

Total		$96,181	$42	$(25)	$96,198

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	Fair value as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,760	$8,760	$—	$—
Corporate debt securities	68,237	—	68,237	—
Certificates of deposit	13,870	—	13,870	—
Commercial paper	2,000	—	2,000	—

	$92,867	$8,760	$84,107	$—

Liabilities:
Convertible note payable	$10,665	$—	$—	$10,665

	Fair value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,170	$17,170	$—	$—
Corporate debt securities	71,416	—	71,416	—
Certificates of deposit	11,710	—	11,710	—
Debt securities of U.S. government-sponsored agencies	7,001	—	7,001	—
Commercial paper	6,071	—	6,071	—

	$113,368	$17,170	$96,198	$—

Liabilities:
Convertible note payable	$11,279	$—	$—	$11,279

Changes in the estimated fair value of convertible note payable from December 31, 2013 through September 30, 2014 are as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$11,279
Change in estimated fair value of convertible note payable	(614)

Balance at September 30, 2014	$10,665

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of September 30, 2014 and December 31, 2013 were volatility (80% and 66%, respectively), risk-free rate (0.17% and 0.325%, respectively), and credit spread (7.92% and 7.4%, respectively). The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of September 30, 2014, the volatility input included 40% weighting of our historical volatility and 60% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of U.S. Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. We recorded a gain from the change in valuation of convertible note payable of $1.8 million and $0.6 million for the three and nine months ended September 30, 2014, respectively on our condensed statements of operations and comprehensive loss. We recorded a gain of $0.7 million and a loss of $3.8 million, respectively, for the same periods in 2013. A 10% increase or decrease in volatility would result in approximately a 2% increase or decrease in our estimated fair value of convertible note payable.

5. Convertible Note Payable

In October 2012, in conjunction with our initial public offering the amended and restated 2010 GSK Note provided for a rollover into a new promissory note (the “Post-IPO GSK Note”), and the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. At GSK’s option, the Post-IPO GSK Note is convertible into shares of our common stock at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by our initial public offering price of $4.00 per share, subject to complying with certain threshold ownership percentage limitations. At September 30, 2014 and December 31, 2013, the fair value of the Post-IPO GSK Note was $10.7 million and $11.3 million, respectively, and is classified as “Convertible note payable, at fair value” on our condensed balance sheets.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2014
Common stock options outstanding	6,271,214
Common stock available for future grant	1,398,649
Employee Stock Purchase Plan	840,071
Convertible note payable (Post-IPO GSK Note)	1,449,212

Total common shares reserved for future issuance	9,959,146

The following table summarizes our stock option activity under all stock option plans for the nine months ended September 30, 2014 (in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2013	5,598	$3.69
Granted	1,191	$7.71
Exercised	(310)	$2.01
Canceled/forfeited/expired	(208)	$5.46

Options outstanding at September 30, 2014	6,271	$4.47

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options
Risk-free interest rate	2.0%	1.7%	1.9%	1.4%
Volatility	70.1%	72.7%	73.0%	67.8%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	2.1%	—
Volatility	—	—	69.6%	—
Dividend yield	—	—	0%	—
Expected term (years)	—	—	6.3	—
Employee stock purchase plan shares
Risk-free interest rate	0.07%	0.10%	0.07%	0.11%
Volatility	71.3%	57.8%	69.4%	57.7%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$890	$594	$2,548	$1,664
General and administrative	737	384	2,162	860

Total	$1,627	$978	$4,710	$2,524

7. Strategic Alliances and Collaborations

The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sanofi	$18	$5,422	$961	$10,828
AstraZeneca	465	465	1,394	1,394
GSK	144	144	433	1,634
Biogen Idec	449	87	622	259
Other	7	—	40	—

Total	$1,083	$6,118	$3,450	$14,115

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this payment remained deferred as of September 30, 2014, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Avantis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis may not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2014, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.4 million, which we are expecting to recognize over the remaining estimated period of performance of approximately five years.

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

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the strategic alliance agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive milestone payments up to $498.0 million, including preclinical milestones of up to $5.0 million upon lead compound identification, up to $123.0 million for clinical milestones and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of September 30, 2014, deferred revenue associated with the collaboration and license agreement and CSPA was $3.4 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately two years.

GSK

In April 2008, we entered into a strategic alliance with GSK to discover, develop and commercialize novel microRNA-targeted therapeutics to treat inflammatory diseases (the “immuno-inflammatory alliance”). In February 2010, we and GSK expanded the strategic alliance to include hepatitis C virus infection (“HCV”) to discover, develop and commercialize microRNA therapeutics targeting miR-122 for the treatment of HCV (the “HCV alliance”). In June 2012, we amended our immuno-inflammatory alliance to extend the target selection period for the fourth collaboration target. We determined that the elements within the immuno-inflammatory alliance should be treated as a single unit of accounting because the delivered elements, the opt-in licenses for microRNA product candidates, did not have stand-alone value to GSK. As a result of the extension of the target selection period, we extended the amortization period for the remaining deferred revenue to approximately eight years, which represented our new estimated period of performance. As of September 30, 2014, deferred revenue associated with the immuno-inflammatory alliance was $3.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately five years. Refer to Note 9—Subsequent Events.

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

We have evaluated the remaining contingent event-based payments under our immuno-inflammatory alliance and determined that the preclinical and clinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn the following preclinical milestones: $0.5 million upon the selection of a fourth microRNA target and $5.0 million upon the selection of a development candidate for each of the selected three targets. We can also earn the following clinical milestones for each of the selected three targets: $4.0 million for the initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial. Refer to Note 9—Subsequent Events.

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

We have evaluated the remaining contingent event-based payments under the HCV alliance and determined that the preclinical and clinical payments meet the definition of a substantive milestone. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the strategic alliance agreement for which payment is contingent upon the results of GSK’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured. We can earn a preclinical milestone of $5.5 million upon the selection of a development candidate. We can also earn the following clinical milestones: $4.0 million for initiation of a Phase 1 clinical trial; $5.0 million for the initiation of a Phase 2 clinical trial; and $20.0 million if GSK chooses to opt-in to the program following the completion of a proof-of-concept trial. We have no obligation to perform any research or development activities under the HCV alliance unless mutually agreed upon by the parties. Refer to Note 9—Subsequent Events.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Pursuant to the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We were also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which was approximately two years based on the original expected term of the research and development plan.

In June 2013, we amended the collaboration and license agreement to provide for revised terms with respect to the initial phase of the research plan and related milestone payment provisions. The Biogen Idec amendment did not modify the maximum dollar amount we were originally eligible to receive in connection with the Biogen Idec agreement, or our estimated period of performance. In October 2013 and November 2013, we received research milestone payments totaling $0.3 million under the August 2012 collaboration and license agreement.

In August 2014, we entered into a new collaboration and license agreement with Biogen Idec to collaborate on microRNA biomarkers for MS and simultaneously executed an agreement terminating the August 2012 collaboration and license agreement. As a result of the termination agreement, we recognized $0.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. Pursuant to the terms of the August 2014 collaboration and license agreement, we received an upfront payment of $2.0 million in August 2014. We are also eligible to receive research-based milestone payments up to an aggregate of $0.7 million. We determined that the elements within the August 2014 collaboration and license agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value to Biogen Idec. As a result, we are recognizing revenue relating to the upfront payment of $2.0 million on a straight-line basis over the estimated period of performance, which is approximately one year based on the expected term of the research and development plan.

We have evaluated the contingent event-based payments under our August 2014 collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones. Accordingly, revenues for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. As of September 30, 2014, deferred revenue associated with the August 2014 collaboration and license agreement was $1.7 million, which we are expecting to recognize over the remaining period of performance of ten months.

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis Pharmaceuticals, Inc. (“Isis”) and Alnylam Pharmaceuticals, Inc. (“Alnylam”) dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Pursuant to our Amended and Restated Services Agreement with Alnylam dated January 1, 2009, we purchased GalNAc-related materials from Alnylam during the three and nine months ended September 30, 2013.

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Amendment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Services performed or out-of-pocket expenses paid to Alnylam	$—	$56	$—	$503

In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. We have not purchased any materials as of September 30, 2014.

9. Subsequent Events

On October 17, 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement by and between GSK and us dated April 17, 2008, as amended, in light of GSK’s review of its overall research priorities. The effective date of termination will be January 15, 2015 (the “Termination Effective Date”) in accordance with the terms of the agreement, and such termination is irrevocable by GSK. We will not incur any early termination penalties as a result of the termination of the agreement. Upon the Termination Effective Date, all of our research and development obligations and all licenses granted to GSK under the agreement will terminate, and all rights in collaboration targets and compounds will revert to us. Reverse royalties will not be payable by us to GSK.

Public Offering

In November 2014, we completed an underwritten public offering of 6,088,235 shares of common stock at an offering price of $17.00 per share. This offering included the sale of 4,808,824 shares of common stock by us and 1,279,411 shares of common stock by Isis Pharmaceuticals, Inc. (“Isis”), including the full exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the offering of approximately $76.1 million after deducting underwriting discounts, commissions and other estimated offering expenses payable by us. We did not receive any proceeds from the sale of the shares of common stock by Isis.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our prior public offerings;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam and Isis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca and Sanofi to discover, develop and commercialize microRNA therapeutics. Under these strategic alliances, we are eligible to receive approximately $900.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $107.8 million upon achievement of preclinical and IND milestones, up to $138.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $490.0 million upon achievement of commercialization milestones.

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

In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. In August 2014, we entered into a new research collaboration agreement with Biogen Idec to identify microRNA biomarkers for MS, and we have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations.

Our ‘Clinical Map Initiative’ outlines certain corporate goals and objectives to advance our microRNA therapeutic pipeline over the next several years. Under this initiative, we are developing RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122 for the treatment of HCV and RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in oncology, fibrosis and metabolic diseases, both independently and with our strategic alliance partners AstraZeneca and Sanofi and we expect to nominate a third candidate for clinical development in the first half of 2015.

In September 2014, we announced the initiation of our ATHENA natural history of disease study in patients with Alport syndrome. The ATHENA study is designed to characterize the natural decline of renal function markers in Alport syndrome patients over time. Over the course of two years, we aim to enroll up to 120 Alport syndrome patients who are 16 years and older with a glomerular filtration rate between 30 to 75 milliliters per minute at planned clinical sites in the United States, Australia, Canada and Europe. We believe the data collected from the ATHENA study will provide much needed information about the changes in renal function over time in Alport syndrome patients, which will inform future clinical development plans for RG-012. In addition, RG-012 was recently granted orphan drug designation by the United States Food and Drug Administration (“FDA”) as a therapeutic for the treatment of Alport syndrome. Under this initiative, we expect to initiate a Phase 1 clinical study of RG-012 in the first half of 2015 and a Phase II proof-of-concept study in Alport syndrome patients thereafter.

In October 2014, we announced interim results from our ongoing clinical study evaluating RG-101 that demonstrate human proof-of-concept with a microRNA therapeutic. Interim results from the ongoing clinical study demonstrate that treatment with a single subcutaneous dose of 2 mg/kg of RG-101 as monotherapy resulted in significant and sustained reductions in HCV RNA in a varied group of patients, including difficult to treat genotypes and patients who experienced viral relapse after a prior interferon-containing regimen. In the first dose cohort of part IV of the ongoing study, 16 HCV patients were enrolled with multiple genotypes, 10 GT1s, 5 GT3s, and 1 GT4. 14 patients, 8 naïve and 6 patients, who experienced viral relapse after a prior IFN-containing regimen, received a single subcutaneous dose of 2 mg/kg of RG-101 as monotherapy while 2 patients received placebo. In the 14 HCV treated patients, there was a mean viral load reduction of 4.1 log10 at day 29 (range -5.8 log10 to -2.3 log10). 6 out of 14 patients had HCV RNA levels below the limit of quantification at day 29 and the 3 patients from this group who have reached day 57 still have HCV RNA levels below the limit of quantification. Due to the long-lasting and sustained virologic effect seen, the ongoing study protocol has been amended to follow patients for up to six months after dosing to evaluate the possibility for certain patients to achieve viral cure after a single dose of RG-101. There were no drug-drug interactions from part III of the ongoing study in which RG-101 was combined with simeprevir (OLYSIO™), an approved oral DAA (protease inhibitor), and the combination had no effect on the pharmacokinetic profile of RG-101 or simeprevir (OLYSIO™). Additionally, RG-101 was safe and well tolerated and has demonstrated a very favorable pharmacokinetic profile to date, which may allow for combination with oral direct-acting antiviral agents to treat HCV.

Under our initiative, we plan to complete our ongoing clinical study of RG-101 in the first quarter of 2015. Additionally, we intend to file an Investigational New Drug application with the U.S. FDA and submit safety, tolerability, pharmacokinetics and pharmacodynamics data sets for publication during the first quarter of 2015. In the second quarter of 2015, we expect to report our full HCV patient data set regarding RG-101 at a medical meeting and also plan to initiate a Phase II combination study of RG-101 in HCV patients.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the development of our therapeutic programs, and our Regulus microMarkersSM division. Our research and development expenses include:

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

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 62 and have spent a total of approximately $127.4 million in research and development expenses through September 30, 2014.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and on occasion income or expense of a non-recurring nature, including changes in the valuation of convertible note payable from period to period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under convertible note payable and equipment and tenant improvement financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and under Note 1 to our financial statements contained in our Annual Report have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates as disclosed in our Annual Report.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue under strategic alliances	$1,083	$6,118	$3,450	$14,115
Research and development expenses	10,173	7,106	30,572	21,710
General and administrative expenses	2,569	1,917	8,255	5,545
Gain (loss) from valuation of convertible note payable	1,785	671	614	(3,787)

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sanofi	$18	$5,422	$961	$10,828
AstraZeneca	465	465	1,394	1,394
GSK	144	144	433	1,634
Biogen Idec	449	87	622	259
Other	7	—	40	—

Total revenues under strategic alliances and collaborations	$1,083	$6,118	$3,450	$14,115

Revenue under strategic alliances were $1.1 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to $6.1 million and $14.1 million, respectively, for the same periods in 2013.

In August 2014, we and Biogen Idec entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS. Revenue recognized from our agreement with Biogen Idec increased to $0.4 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.3 million for the same periods in 2013. This change was primarily a result of amortization of the $2.0 million upfront payment received in August 2014 which is being recognized over the estimated one-year period of performance.

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi decreased to less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, compared to $5.4 million and $10.8 million for the three and nine months ended September 30, 2013, respectively. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.

In June 2013, our product development and commercialization agreement with GSK was amended to clarify that RG-101, and other formulations thereof, will be developed by us independently of the agreement for the treatment of HCV infection. In June 2013, we accelerated the remaining unamortized $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations. Due to this amendment and resulting acceleration in 2013, revenue recognized from our agreement with GSK decreased to $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. Revenue recognized in 2014 reflected the amortization of payments received from GSK under the original agreement over our estimated period of performance.

Revenue from our other strategic alliances was materially consistent for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

As of September 30, 2014, we had $10.5 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies and remaining estimated period of performance.

Research and development expenses

Research and development expenses were $10.2 million and $30.6 million for the three and nine months ended September 30, 2014, respectively, compared to $7.1 million and $21.7 million for the three and nine months ended September 30, 2013, respectively. This increase was primarily driven by the initiation of a clinical study for RG-101, initiation of the ATHENA natural history of disease study in Alport syndrome patients, IND-enabling costs for RG-012 and the continued advancement of other pre-clinical programs totaling $3.6 million and $11.0 million for the three and nine months ended September 30, 2014, respectively, compared to pre-clinical development costs of $1.6 million and $3.8 million for the three and nine months ended September 30, 2013, respectively. We had 62 employees engaged in research and development activities as of September 30, 2014, compared to 56 as of September 30, 2013. We expect our research and development expenses to continue to increase to the extent we continue or initiate additional pre-clinical and clinical programs.

General and administrative expenses

General and administrative expenses were $2.6 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, compared to $1.9 million and $5.5 million for the three and nine months ended September 30, 2013, respectively. This increase was primarily driven by an increase in salaries and related employee costs of $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively, in addition to an increase in operating expenses associated with general business activities.

Gain (loss) from valuation of convertible note payable

We recorded a gain from the change in value of convertible note payable of $1.8 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. We recorded a gain from the change in value of convertible note payable of $0.7 million for the three months ended September 30, 2013 and a loss of $3.8 million for the nine months ended September 30, 2013. Gains and losses recorded from changes in value were primarily driven by increases and decreases in our stock price during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through September 30, 2014, we have received $67.5 million in payments from our strategic alliances and collaborations consisting primarily of upfront payments, research funding and preclinical milestones, $180.8 million from the sale of our equity and convertible debt securities and $2.5 million from government grants and loans.

As of September 30, 2014, we had $94.1 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(27,853)	$(19,016)
Investing activities	9,633	(34,524)
Financing activities	10,371	46,478

Total	$(7,849)	$(7,062)

In November 2014, we completed an underwritten public offering of our common stock and received net proceeds from the offering of approximately $76.1 million after deducting underwriting discounts, commissions and other estimated offering expenses payable by us. We believe our cash, cash equivalents and short-term investments as of September 30, 2014, together with the net proceeds we received from the public offering, will be sufficient to fund our operations for at least the next 12 months.

Operating activities

Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2014, compared to $19.0 million for the nine months ended September 30, 2013. The increase in net cash used in operating activities was attributable in part to a net loss of $34.5 million for the nine months ended September 30, 2014 compared to a net loss of $16.7 million for the nine months ended September 30, 2013. Adjustments for non-cash charges decreased by $1.9 million for the nine months ended September 30, 2014, primarily as a result of a $4.4 million decrease associated with the change in value of convertible note payable, offset by an increase in stock-based compensation of $2.2 million. Changes in working capital resulted in net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2014, compared to net cash used in operating activities of $10.6 million for the nine months ended September 30, 2013. This reduction was primarily driven by the changes in deferred revenue associated with revenue recognition in the respective periods.

Investing activities

Net cash provided by or used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment, while satisfying the liquidity needs of the company. As such, for the nine months ended September 30, 2014 and 2013, net cash provided by or used in investing activities primarily reflects the net purchase of short-term investments, offset by sales and maturities. The sales and maturities of short-term investments was $63.1 million and $16.5 million for the nine months ended September 30, 2014 and 2013, respectively. Purchases of short-term investments were $52.3 million and $50.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $10.4 million for the nine months ended September 30, 2014, compared to $46.5 million for the nine months ended September 30, 2013. The increase in net cash provided by financing activities in 2014 is primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventis, which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, which excludes $0.4 million in proceeds from the private placement attributed to the 2014 Sanofi Amendment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In September 2014, we entered into a related party agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. We have not purchased any materials as of September 30, 2014. There were no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $9.8 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively and $34.5 million and $16.7 million for the nine months ended September 30, 2014 and 2013 respectively. As of September 30, 2014, we had an accumulated deficit of $113.6 million.

We have devoted most of our financial resources to research and development, including our preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have entered into strategic alliances with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications, and with AstraZeneca to develop metabolic and oncology programs. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize such product candidates, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidates. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidates and may not have the resources to do so unless we are able to enter into another strategic alliance for these product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have only recently initiated clinical development of any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue and initiate clinical trials for our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and scientific personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties. *

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and human resources, we intend to leverage our existing strategic alliance agreements and enter into new strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as HCC, fibrosis and HCV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We will depend upon our strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.*

We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise these options to progress any of our microRNA development candidates. While each of AstraZeneca and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

If any of our alliance partners do not elect to pursue the development and commercialization of our microRNA development candidates or if they terminate the strategic alliance, then, depending on the event:

•	in the case of Sanofi, under certain circumstances, we may owe Sanofi royalties with respect to product candidates covered by our agreement with Sanofi that we elect to continue to commercialize, depending upon the stage of development at which such product commercialization rights reverted back to us, or additional payments if we license such product candidates to third parties;

•	the development of our product candidates subject to the AstraZeneca agreement or the Sanofi agreement, as applicable, may be terminated or significantly delayed;

•	our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by AstraZeneca or Sanofi, as applicable;

•	we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the AstraZeneca agreement or the Sanofi agreement, as applicable, including the reimbursement of third parties; and

•	in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

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

We rely on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates. *

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, if Sanofi elects to develop and commercialize a product candidate targeting miR-21 or miR-221/222 for oncology indications or RG-012 for kidney fibrosis under its strategic alliance with us, Sanofi will be responsible for the manufacture of the product candidates for further clinical trials. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials. AstraZeneca will have similar obligations to manufacture product candidates which it takes into clinical trials under its strategic alliance with us and we will face similar risks as to those product candidates.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization. *

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business. *

We or our strategic alliance partners rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we and our strategic alliance partners have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we or our strategic alliance partners are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, our alliance partners and our CROs are required to comply with the FDA’s or other regulatory agency’s current good clinical practices, or cGCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We also rely on other third parties to store and distribute drug products for any clinical trials that we may conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, Santaris Pharma A/S, or Santaris, has initiated reexamination of, or oppositions to, patents owned by Stanford University and licensed to us, in each case relating to miR-122, and has initiated oppositions to a patent owned by us relating to miR-122 and to a patent owned by Isis relating to chemical modification of oligonucleotides. Any successful challenge of these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business. *

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our exclusive license agreement for Max-Planck-Innovation GmbH’s proprietary technology and know-how covering microRNA sequences, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under our agreement with Max-Planck-Innovation GmbH or our other license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we, or our strategic alliance partners, would not be able to market products covered by the license. In addition, our exclusive license agreements with our founding companies, Alnylam and Isis, provide us with rights to nucleotide technologies in the field of microRNA therapeutics based on oligonucleotides that modulate up-regulated microRNAs. Some of these technologies, such as intellectual property relating to the chemical modification of oligonucleotides, are relevant to our product candidate development programs. If our license agreements with Alnylam or Isis are terminated, or our business relationships with either of these companies or our other licensors are disrupted by events that may include the acquisition of either company, our access to critical intellectual property rights will be materially and adversely affected.

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

RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES

The commercial success of our programs that are part of our strategic alliance agreements with Sanofi and AstraZeneca will depend in large part on the development and marketing efforts of our alliance partners. If our alliance partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.*

If Sanofi or AstraZeneca elects to pursue the development and commercialization of any of the microRNA product candidates that are subject to their respective strategic alliance agreements with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi, AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues. *

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we have co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, but would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs that are the subject of existing strategic alliances, such as the metabolic and oncology programs with AstraZeneca, we intend to rely completely on our alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.

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

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. *

Our strategic alliance agreements with Sanofi and AstraZeneca provide that our partners will be responsible for the commercialization of future product candidates, if any, from their respective programs, as applicable. If any other product candidates that we may develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell products profitably. *

Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates that we develop.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2014, we had 79 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $20.76, through November 3, 2014. The trading price of our common stock is likely to continue to be volatile.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of November 3, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As of September 30, 2014, we have used approximately $38.0 million of the net proceeds from our initial public offering for preclinical and clinical development of our microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company. We intend to use some or all of the remaining proceeds for similar uses, and we may also use a portion of the remaining net proceeds to in-license, acquire or invest in complementary microRNA businesses, technologies, products or assets. We cannot specify with certainty all of the particular uses for the remaining net proceeds from our initial public offering. Accordingly, our management will continue to have broad discretion in the application of the remaining net proceeds.

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

Regulus Therapeutics Inc.

Date: November 5, 2014	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1+	Amended and Restated Employment Agreement by and between the Registrant and Kleanthis G. Xanthopoulos, Ph.D. dated September 19, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.2+	Amended and Restated Employment Agreement by and between the Registrant and Neil W. Gibson, Ph.D. dated September 19, 2014 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.3+	Amended and Restated Employment Agreement by and between the Registrant and Paul C. Grint, M.D. dated September 19, 2014 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.4+	Amended and Restated Employment Agreement by and between the Registrant and David L. Szekeres dated September 19, 2014 (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.