Form 10-K
period 2014-12-31
Regulus Therapeutics Inc.
filed 2015-02-19
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $290.9 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2014 of $8.04 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 6, 2015 was 50,516,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

Regulus Therapeutics Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union and Switzerland. We use “microMarkers” as a servicemark in the United States and other countries. We have filed for registration of this servicemark in the United States. All other product and company names are trademarks of their respective companies.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our prior public offerings;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Item 1.	Business.

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc. contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics.

microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. To date, more than 500 microRNAs have been identified in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.

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

We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs until recently, have not been a focus of pharmaceutical research;

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.

We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. We have formed a research collaboration with Biogen Idec focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.

‘Clinical Map Initiative’ Goals

To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. Under this initiative, we are developing RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122 for the treatment of HCV and RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in oncology, fibrosis and metabolic diseases, both independently and with our strategic alliance partners AstraZeneca and Sanofi. We completed our goals set under this initiative for 2014 and ended 2014 with $159.7 million in cash, cash equivalents and short-term investments.

In 2015, our goals under the ‘Clinical Map Initiative’ are focused on advancing our clinical-stage programs, RG-101 and RG-012, and we expect to expand our clinical pipeline with the nomination of at least one additional candidate for clinical development.

•	‘Clinical Map’ of RG-101: Achieved Human Proof-of-Concept with RG-101 in HCV. Treatment with a single subcutaneous dose of either 2 mg/kg or 4 mg/kg of RG-101, a GalNAc-conjugated anti-miR targeting microRNA-122 (“miR-122”), as monotherapy resulted in significant and sustained viral load reductions in all treated HCV patients, including difficult to treat genotypes, various liver fibrosis status and those who have experienced viral relapse after a prior IFN-containing regimen. At day 29, mean viral load reductions of 4.8 log10 and 4.1 log10 were demonstrated in the 4 mg/kg and 2 mg/kg dose cohorts, respectively. At day 57, 15 out of 28 patients treated with one single administration of either 2 mg/kg or 4 mg/kg of RG-101 had HCV RNA levels below the limit of quantification and 12 out of these 15 treated patients had HCV RNA levels that cannot be detected. To date, RG-101 has a favorable safety profile with no serious adverse events or discontinuations reported in the treated HCV patients. Under the ‘Clinical Map Initiative’, Regulus expects to initiate Phase II studies investigating RG-101 in combination with oral direct-acting antiviral agents and further as a single agent (single or multiple doses of RG-101) in the second quarter of 2015.

•	‘Clinical Map’ of RG-012: We plan to enroll up to 120 Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from ATHENA will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. In addition, we plan to initiate a Phase I study in the first half of 2015 to evaluate the safety and tolerability of RG-012 in healthy volunteers and to initiate a Phase II proof-of-concept study thereafter.

•	Expand microRNA therapeutics portfolio: We continue to pursue several undisclosed microRNA targets, mainly for oncology and orphan disease indications. In addition to our internal research efforts, we aim to advance certain programs with our strategic alliance partners, microRNA-103/107 for the treatment of metabolic diseases and microRNA-19 for oncology indications with AstraZeneca, microRNA-221 and miR-21 for hepatocellular carcinoma and miR-21 for renal fibrosis (RG-012) with Sanofi. In 2015, we expect to nominate at least one additional microRNA candidate for clinical development, either independently or with a partner.

•

Regulus microMarkersSM : To support the ‘Clinical Map’ of RG-101, we plan to profile serum samples from the healthy volunteers and HCV patients in our ongoing clinical study of RG-101 to identify potential microRNA signatures, which may aid in accurately predicting a patient’s response to RG-101 therapy. To support the ‘Clinical Map’ of RG-012, we believe that we have identified a microRNA signature in urine that may discriminate mutant mice from wild type mice early in disease progression in a kidney fibrosis model. These findings suggest that profiling microRNAs in urine may be a useful biomarker approach. As part of our ongoing ATHENA study, we plan to profile urine and blood samples from the Alport syndrome patients to potentially identify a clinically useful microRNA signature. We also aim to utilize our robust technology platform to profile and analyze microRNAs in different bodily fluids including plasma, serum, whole blood, urine and cerebrospinal fluid. As part of our ongoing collaboration with Biogen Idec, we will profile whole blood samples of patients treated with a Biogen Idec MS therapy to identify potential microRNA signatures.

OUR microRNA PRODUCT PLATFORM

We are the leading company in the field of microRNA therapeutics and are uniquely positioned to leverage oligonucleotide technologies that have been proven in clinical trials by us and our founding companies, Alnylam and Isis. Central to achieving our goals is the know-how that we have accumulated in oligonucleotide design and how the specific chemistries behave in the clinical setting.

We view the following as providing a competitive advantage for our microRNA product platform:

•	a mature platform selectively producing multiple development candidates advancing to the clinic;

•	scientific advisors who are pioneers in the microRNA field;

•	exclusive access to proven RNA therapeutic technologies through our founding companies, such as GalNac conjugation and the corresponding manufacturing rights licensed to us from Alnylam, which we are utilizing to enhance delivery of RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122, to hepatocytes to more effectively treat HCV.

•	a leading microRNA intellectual property estate with access to approximately 850 patents and patent applications relating to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, and over 200 patents and patent applications covering compositions and therapeutic uses related to microRNA and microRNA drug products;

•	development expertise and financial resources provided by our strategic alliances; and

•	Numerous academic collaborations that help us identify new microRNA targets and support our early stage discovery efforts.

The disciplined approach we take for the discovery and development of microRNA therapeutics is as important as the assets assembled to execute our plans and is based on the following four steps:

Step 1 — Evaluation of microRNA therapeutic opportunities

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

Step 2 — Identification of microRNA targets

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

Step 3 — Validation of microRNA targets

Our validation strategy is based on two distinct steps. First, using genetic tools, we determine whether up-regulation, or overproduction, of the microRNA in healthy animals can create the specific disease state and inhibition of the microRNA can lead to a therapeutic benefit. Second, using animal models predictive of human diseases, we determine whether pharmacological modulation of the up-regulated microRNA target with our anti-miRs can also lead to a therapeutic benefit. This validation process enables us to prioritize microRNA targets that appear to be key drivers of disease and not simply correlating markers.

Step 4 — Optimization of microRNA development candidates

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

Regulus microMarkersSM

In January 2014, we established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease, which is designed to support our therapeutic pipeline, collaborators and strategic partners. Through our microRNA target identification and validation efforts we have developed proprietary technologies for microRNA profiling and analysis of human clinical samples such as tissue. More recently, microRNAs have been detected in bodily fluids such as blood, and emerging data generated by us and others have demonstrated that microRNA signatures in blood can mimic the expression profile observed in disease tissues.

The identification of dysregulated microRNAs from various human tissues and blood helps us identify and validate potential microRNA targets for therapeutic development. Equally important, such microRNAs may become biomarkers that can be used to select optimal patient segments for our clinical trials and the clinical trials of our strategic alliance partners and collaborators. We have formed a research collaboration with Biogen Idec focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.

OUR INITIAL DEVELOPMENT CANDIDATES

We are developing single-stranded oligonucleotides, which are chemically synthesized chains of nucleotides that are mirror images of specific target microRNAs. We incorporate proprietary chemical modifications to enhance drug properties such as potency, stability and tissue distribution. We refer to these chemically modified oligonucleotides as anti-miRs. Each anti-miR is designed to bind with and inhibit a specific microRNA target that is up-regulated in a cell and that is involved in the disease state. In binding to the microRNA, anti-miRs correct the dysregulation and return diseased cells to their healthy state. We have demonstrated the therapeutic benefit of inhibiting microRNA-122 in humans with RG-101 in HCV patients. In addition to these human proof-of-concept results, we have demonstrated therapeutic benefits of our anti-miRs in over 20 different preclinical models of human diseases.

We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic alliance partners to optimize anti-miR development candidates. We intend to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources, which we anticipate will include oncology indications and orphan diseases. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we may seek to secure partners with requisite expertise and resources.

*	Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of these programs. At this stage, Regulus will have the option to co-promote any microRNA therapeutic product in the United States.

OUR STRATEGY

We are the leading biopharmaceutical company focused on the discovery and development of first-in-class drugs based on our proprietary microRNA product platform. The key elements of our strategy are to (i) build a meaningful clinical portfolio by advancing our current clinical programs and rapidly advancing our preclinical programs into clinical development; (ii)focus our resources on developing drugs for oncology indications or orphan diseases where the development and commercialization activities are appropriate for our size and financial resources; (iii) selectively form strategic alliances to augment our expertise and accelerate development and commercialization; (iv) develop microRNA biomarkers to support our therapeutic product candidates; and (v) maintain our scientific and intellectual leadership in the microRNA field.

Our strategy has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•

In April 2008, we formed a strategic alliance with GSK to discover and develop microRNA therapeutics for immuno-inflammatory diseases. In February 2010, we and GSK expanded the alliance to include potential

microRNA therapeutics for the treatment of HCV. In June 2013, we amended our agreement with GSK and agreed that RG-101 was fully-owned by us and that miR-122 would remain a collaboration target under the agreement. Effective January 15, 2015, this strategic alliance was terminated.

•	In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock at a purchase price of $7.67 per share, representing the average of the daily volume weighted average price per share of our common stock during the 30 trading days ending on the date immediately preceding the date of investment. Under the terms of our extended alliance, Sanofi will have opt-in rights to our miR-21 pre-clinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi or will have the right to co-promote these products. For additional information, see Notes 5 and 15 to our financial statements under Item 8 of Part II of this Annual Report.

•	In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. Pursuant to this alliance, we continue to work towards the identification of development candidates on our programs partnered with AstraZeneca, such as our program targeting microRNA 103/107, or miR-103/107 for the treatment of metabolic diseases and microRNA-19, or miR-19 in oncology, a target selected by AstraZeneca in November 2012. In addition, AstraZeneca has a contractual right to select a third microRNA target.

•	In August 2012, we entered into a collaboration agreement with Biogen Idec to evaluate the potential use of microRNA signatures as a biomarker for human patients with MS. In August 2014, we and Biogen Idec entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS and simultaneously terminated the August 2012 collaboration and license agreement.

Under these strategic alliances, we are eligible to receive approximately $900.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics for the programs contemplated by our agreements. These payments include up to $107.8 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $138.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $490.0 million upon achievement of commercialization milestones.

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

We believe that we have a leading intellectual property position and substantial know-how relating to the development and commercialization of microRNA therapeutics, composed of:

•	over 200 patents and patent applications that we own or have in-licensed from academic institutions and third parties including our founding companies, Alnylam and Isis, related to microRNA and microRNA drug products; and

•	approximately 850 patents or patent applications exclusively licensed from our founding companies, Alnylam and Isis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics.

Our objective is to continue to expand our intellectual property estate through our multiple layer approach in order to protect our microRNA therapeutics and to maintain our leading position in the microRNA therapeutics field.

We have exclusively licensed patent rights from Julius-Maximilians-Universität Würzburg and Bayerische Patent Allianz GmBH, which we collectively refer to herein as the University of Würzburg, which rights encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. In collaboration with us, investigators at the University of Würzburg demonstrated that targeting miR-21 in a disease model resulted in beneficial phenotypic effects, including the inhibition of the development of fibrosis. The Würzburg-licensed patent portfolio includes more than 20 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2029.

We have an exclusive license from Stanford University, or Stanford, to patent rights concerning the use of anti-miR therapeutics targeting miR-122 for the treatment of HCV infection. This patent portfolio is based upon research conducted by Peter Sarnow, Ph.D. and colleagues at Stanford, demonstrating that miR-122 is required for HCV replication in mammalian cells. The Stanford-licensed portfolio includes more than 12 U.S and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2025.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of over 130 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. We jointly own approximately ten of the patents and pending applications including patents claiming methods for treating liver cancer, including hepatocellular carcinoma, or HCC, using anti-miRs targeting miR-21 and a patent claiming methods for treating liver cancer, including HCC, using miR-34a mimic. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2034.

Our founding companies, Alnylam and Isis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Due to patent expiration and strategic patent portfolio decisions, the total number licensed to Regulus will fluctuate from year to year. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products are currently expected to expire in 2023, 2027 and 2029.

We have a co-exclusive license to the patent portfolio owned by Max-Planck-Gesellschaft, or MPG, which has been granted to us by Max-Planck-Innovation GmbH, or MI, a wholly-owned subsidiary of MPG acting as MPG’s technology transfer agency. MPG and MI are collectively referred to herein as Max-Planck. This patent portfolio is based on the pioneering microRNA research conducted by Thomas Tuschl, Ph.D. and colleagues at the Max-Planck Institute of Biophysical Chemistry, which led to the discovery of over 100 human microRNA sequences, including microRNAs that are the focus of several of our programs. The patent rights encompass the microRNA gene sequences as well as the antisense sequences that are complementary to the microRNAs and thus cover both microRNA mimic and anti-miR products. Our license is co-exclusive with our founding companies, Alnylam and Isis, for the exploitation of the Max-Planck patent rights for therapeutic uses. In addition, we also have a co-exclusive license to develop and commercialize diagnostics based upon the Max-Planck patent rights contained in these applications. The Max-Planck licensed patent portfolio, referred to herein as the Tuschl 3 patents, includes at least 25 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2022.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or U.S. PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

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

Under the terms of the license, we are permitted to sublicense our rights outright or as part of an alliance. The license requires that we use commercially reasonable diligence in developing and commercializing a product. In order to secure the license, we made an upfront payment of $400,000 to Max-Planck. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. We made a $50,000 payment in 2014 related to the initiation of the Phase I clinical trial for RG-101. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still a pending application or, alternatively, an issued patent, and also upon the volume of annual sales. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

Based on a typical patent term ending 20 years from the date of filing of the application, the longest lived patent rights licensed to us under the agreement have a statutory expiration date of September 2022.

Diagnostic license

In addition, in June 2009, we entered into a co-exclusive license with Max-Planck for use of the Tuschl 3 patents for diagnostic purposes. Under the terms of the license, we made an aggregate initial payment to Max-Planck of €175,000 in three installments, with €75,000 paid in June 2009 and €50,000 paid in each of June 2010 and June 2011. In addition, we made annual maintenance payments of €20,000 in 2012, €30,000 in 2013 and €30,000 in 2014 and will make annual maintenance payments in this amount thereafter during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and low end of the 10 to 20% range in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.

We are required to use commercially reasonable efforts to develop and commercialize products under the agreement. Under the terms of the agreement, Max-Planck is permitted to provide up to three additional co-exclusive licenses to its diagnostic patent rights. Based on a typical patent term ending 20 years from the date of filing of the application, the longest lived patent rights licensed to us under the agreement are currently expected to expire in September 2022.

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

In addition, we will be required to pay the University of Würzburg milestone payments of up to an aggregate of €1.75 million, based upon achievement of specified clinical and regulatory events. In 2014, we paid the University of Würzburg €100,000 related to RG-012. In the event we initiate a Phase II clinical trial for another indication with the same licensed product, we will be required to pay 50% of the milestone payments applicable to such milestone events. These milestone events are also tied to the due dates set forth in the commercialization plan but may be extended by delays caused by scientific challenges, regulatory requirements or other circumstances outside of our control. We must request an extension in writing explaining the cause for the delay and proposing new due dates. The University of Würzburg may accept the revised dates or reject them, in which case an arbitrator will set the revised dates.

Based on a typical patent term ending 20 years from the date of filing of the application, the last to expire patent licensed to us under the agreement is currently expected to expire in February 2029.

Stanford University

In August 2005, Alnylam and Isis entered into a co-exclusive license agreement with Stanford, relating to its patent applications claiming the use of miR-122 to reduce the replication of HCV. Upon our formation, we received access to the Stanford technology as an affiliate of Alnylam and Isis. In July 2009, Isis assigned its rights and obligations under the license agreement to us. In December 2014, Alnylam assigned its rights and obligations under the license agreement to us.

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

Based on a typical patent term ending 20 years from the date of filing of the application, the last to expire patent licensed to us under the agreement is currently expected to expire in May 2025.

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

Research and Development Expenses

In 2014, 2013 and 2012, research and development expenses were $41.0 million, $29.9 million and $20.3 million, respectively.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our intellectual property estate and scientific expertise in the microRNA field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other companies that are focused on microRNA therapeutics but any products that we may commercialize will have to compete with existing and new therapies that may become available in the future. In addition, we expect that for each disease category for which we determine to develop and apply our microRNA therapeutics there are other biotechnology companies that will compete against us by applying marketed products and development programs using technology other than microRNA therapeutics. The key competitive factors that will affect the success of any of our development candidates, if commercialized, are likely to be their efficacy relative to such competing technologies, safety, convenience, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors have products which are better in one or more of these categories.

Our Leadership

Our executive team has significant experience leading the discovery and development of innovative therapeutics, including significant operational and financial experience with emerging biotechnology companies, which we believe is the ideal combination of talent to execute our strategy. In addition, our experienced board of directors provides significant support and guidance in all aspects of our business.

Our executive officers are:

•	Kleanthis G. Xanthopoulos, Ph.D., our President and Chief Executive Officer, is an entrepreneur who has been involved in founding several companies, including Anadys Pharmaceuticals, Inc. (acquired by F. Hoffmann-La Roche Inc. in 2011), which he started as President and Chief Executive Officer.

•	Neil W. Gibson, Ph.D., our Chief Scientific Officer, is experienced in the discovery and development of novel therapeutics who previously served as Chief Scientific Officer of the Oncology Research Unit at Pfizer Inc. and as Chief Scientific Officer of OSI Pharmaceuticals, Inc. He was involved in the discovery and development of several commercial cancer drugs including Xalkori® (crizotinib), Nexavar® (sorafenib) and Tarceva® (erlotinib).

•	Paul Grint, M.D., our Chief Medical Officer, has more than two decades of experience in biologics and small molecule pharmaceutical development, including successful development of numerous commercial products in oncology, infectious disease and immunology. He previously served as President at Cerexa, Inc and Senior Vice President at Forest Research Institute, and prior to this had held senior clinical development roles at Kalypsys, Inc., Pfizer La Jolla, IDEC Pharmaceuticals and Schering-Plough Corporation.

•	David Szekeres, our Chief Business Officer and General Counsel, is an experienced executive with over a decade of experience in the global life sciences industry and who previously served in leadership roles at several companies, including Life Technologies Corporation, Invitrogen Corporation, Latham & Watkins LLP and Robertson Stephens.

Our executive officers are supported by the following key personnel:

•	Mary Glanville, our Senior Vice President of Human Capital, is an accomplished human resources executive in the life sciences industry who previously served in management roles at Anadys Pharmaceuticals, Inc. (acquired by F. Hoffman-La Roche Inc. in 2011), Inflazyme Inc. and Inex Pharmaceuticals Corp.

•	Victor Knopov, Ph.D., our Vice President, Pharmaceutical Development, is a leader in oligonucleotide drug delivery and pharmaceutical development who has held positions at Nitto Denko Technical Corporation, Bio-Medics, Inc., EnGene, Inc., Marina Biotech, Inc. and Inex Pharmaceuticals Corporation. Dr. Knopov has extensive knowledge of Chemistry, Manufacturing and Control, or CMC, development for various technology platforms including commercial production of enzymes, anticancer liposomal products as well as advanced delivery systems for antisense, plasmids and siRNA based on lipids, polymer nanoparticles and conjugated systems.

•	Daniel R. Chevallard, CPA, our Vice President, Finance and Accounting, is a corporate finance leader with public accounting expertise who previously held senior roles in corporate finance, accounting and financial reporting as Controller and Senior Director, Finance at Prometheus Laboratories Inc. and who was a senior financial auditor at Ernst & Young LLP.

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

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

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

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months from filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months from filing for a priority NDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, which are designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. For example, our RG-012 drug candidate to treat Alport syndrome has received orphan designation. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Our strategic alliance partners may also utilize third parties for some or all of a product we are developing with such strategic alliance partner. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The PPACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection and reporting to the Centers for Medicare & Medicaid Services, or CMS by the 90th day of each calendar year;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Europe / rest of world government regulation

In addition to regulations in the United States, we and our strategic alliance partners are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

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

Employees

As of December 31, 2014, we had 85 employees, of which 81 were full-time employees. Of these full-time employees, 65 employees are engaged in research and development activities and 16 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.

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

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union and Switzerland. We use “microMarkers” as a servicemark in the United States and other countries. We have filed for registration of this servicemark in the United States. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We are a biopharmaceutical company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical and clinical studies for our initial programs. We have initiated clinical development of RG-101 and RG-012 however, we have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred losses in each year since our incorporation in January 2009. Our net losses were $56.7 million, $18.7 million and $17.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $135.8 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have strategic alliances with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to develop metabolic and oncology programs. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize such product candidates, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidates. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidates and may not have the resources to do so unless we are able to enter into another strategic alliance for these product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated clinical development of RG-101 and RG-012 however, it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and other scientific personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

We have never generated any revenue from product sales and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	identifying and validating new microRNAs as therapeutic targets;

•	completing our research and preclinical development of product candidates;

•	initiating and completing clinical trials for product candidates;

•	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	launching and commercializing product candidates for which we obtain marketing approval, with an alliance partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting and expanding our intellectual property portfolio; and

•	attracting, hiring and retaining qualified personnel.

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

Even if one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need to raise additional capital, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical programs. We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.

As we move our lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-101, RG-012 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

We have invested a significant portion of our efforts and financial resources in the identification and development of product candidates that target microRNAs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

The success of our product candidates will depend on several factors, including the following:

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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our strategic alliance partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to product side effects or disease progression;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

We rely on third parties to conduct some aspects of our compound formulation, research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We currently rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing and formulation development.

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

We rely on third-party manufacturers to produce our preclinical and clinical product candidates, and we intend to rely on third parties to produce future clinical supplies of product candidates that we advance into clinical trials and commercial supplies of any approved product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to meet any product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell future product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver products under specified storage conditions and in a timely manner.

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

We, our alliance partners and our CROs are required to comply with the FDA’s or other regulatory agency’s current good clinical practices, or cGCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and other non-U.S. regulatory agencies enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the U.S. PTO or foreign patent offices. For example, Santaris Pharma A/S (acquired by Hoffman-La Roche Ltd, or Roche), has initiated re-examination of, or oppositions to, patents owned by Stanford University and licensed to us, in each case relating to miR-122, and has initiated oppositions to a patent owned by us relating to miR-122 and to a patent owned by Isis relating to chemical modification of oligonucleotides. While not every challenge necessarily results in a commercially relevant impact on an individual patent, any successful challenge of these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding, known as an interference, can be initiated to determine which applicant is entitled to the patent on that subject matter. Such an interference proceeding provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications, or those of our alliance partners or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management and other employees.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Santaris Pharma A/S (acquired by Roche) has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Our defense in a litigation may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

If Sanofi or AstraZeneca elects to pursue the development and commercialization of any of the microRNA product candidates that are subject to their respective strategic alliance agreements with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.

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

Under our strategic alliance agreements with Sanofi and AstraZeneca, they will be responsible for the commercialization of future product candidates, if any, from their respective programs, as applicable. If any other product candidates that we may develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

As of December 31, 2014, we had 81 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our current and future product candidates may induce similar adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We maintain product liability insurance relating to the use of our therapeutics in clinical trials. However, such insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through February 6, 2015. The trading price of our common stock is likely to continue to be volatile.

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

Our principal stockholders and management own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 6, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2017, although we may lose that status sooner. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Based upon our recent stock price, the market value of our common stock held by non-affiliates has exceeded $700 million. If the market value of our common stock held by non-affiliates exceeds $700 million as of June 30, 2015 we will lose our status as an emerging growth company as of December 31, 2015.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. As an “emerging growth company” we are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statement on Form S-3 which became effective in April 2014, up to 7,320,589 shares held by certain of our stockholders remain available for resale thereunder. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Pursuant to our registration statement on Form S-3 that became effective on April 16, 2014, we may sell up to $18.2 million of common stock or warrants by us from time to time in one or more public offerings. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We triggered an “ownership change” limitation at the completion of our initial public offering in October 2012. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our administrative offices and research laboratory is located in La Jolla, California. As of December 31, 2014, we had a lease for approximately 29,000 square feet for office and laboratory space. Our lease currently expires in June 2017, subject to our option to renew for up to two additional three-year terms. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “RGLS.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2013:
First Quarter	$7.89	$4.67
Second Quarter	$10.94	$6.44
Third Quarter	$12.89	$7.90
Fourth Quarter	$9.82	$5.83

Year Ended December 31, 2014:
First Quarter	$11.88	$6.76
Second Quarter	$9.24	$5.40
Third Quarter	$8.32	$6.13
Fourth Quarter	$25.60	$6.23

Holders of Record

As of February 6, 2015, there were approximately 15 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from October 4, 2012 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on October 4, 2012. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

On January 29, 2015, we agreed to convert the outstanding principal balance under the Convertible Promissory Note issued by us to Glaxo Group Limited on October 10, 2012, or the Post-IPO GSK Note, into 1,356,738 shares of our common stock, reflecting a conversion price of $4.00 per share. No underwriters were involved in the original issuance of the Post-IPO GSK Note or the conversion thereof into shares of our common stock. We relied on exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for both the original issuance of the Post-IPO GSK Note and the subsequent conversion thereof into shares of our common stock.

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

As of December 31, 2014, we have used all of the net proceeds from our initial public offering for preclinical and clinical development of our initial microRNA development candidates, for the identification and validation of additional microRNA targets, and for capital expenditures, working capital and other general corporate purposes, including costs and expenses associated with being a public company.

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

	Year ended December 31,
Statement of operations data	2014	2013	2012
Revenue under strategic alliances	$7,669	$19,569	$12,700

Loss from operations	(44,910)	(17,802)	(12,574)
Net loss	$(56,680)	$(18,668)	$(17,408)

Net loss per share, basic and diluted	$(1.29)	(0.49)	(2.12)

	As of December 31,
Balance sheet data	2014	2013	2012
Cash, cash equivalents and short-term investments	$159,743	$114,005	$98,100
Working capital	129,759	106,812	86,161
Total assets	171,480	123,065	103,518
Convertible note payable, at fair value	23,397	11,279	10,134
Accumulated deficit	(135,767)	(79,087)	(60,419)
Total stockholders’ equity	132,014	93,457	62,093

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. To date, more than 500 microRNAs have been identified in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.

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

We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs until recently, have not been a focus of pharmaceutical research;

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.

We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. We have formed a research collaboration with Biogen Idec focused on the discovery of microRNAs as biomarkers for MS and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.

‘Clinical Map Initiative’ Goals

To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. Under this initiative, we are developing RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122 for the treatment of HCV and RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in oncology, fibrosis and metabolic diseases, both independently and with our strategic alliance partners AstraZeneca and Sanofi. We completed our goals set under this initiative for 2014 and ended 2014 with $159.7 million in cash, cash equivalents and short-term investments.

In 2015, our goals under the ‘Clinical Map Initiative’ are focused on advancing our clinical-stage programs, RG-101 and RG-012, and we expect to expand our clinical pipeline with the nominattion of at least one additional candidate for clinical development.

•	‘Clinical Map’ of RG-101: Achieved Human Proof-of-Concept with RG-101 in HCV. Treatment with a single subcutaneous dose of either 2 mg/kg or 4 mg/kg of RG-101, a GalNAc-conjugated anti-miR targeting microRNA-122 (“miR-122”), as monotherapy resulted in significant and sustained viral load reductions in all treated HCV patients, including difficult to treat genotypes, various liver fibrosis status and those who have experienced viral relapse after a prior IFN-containing regimen. At day 29, mean viral load reductions of 4.8 log10 and 4.1 log10 were demonstrated in the 4 mg/kg and 2 mg/kg dose cohorts, respectively. At day 57, 15 out of 28 patients treated with one single administration of either 2 mg/kg or 4 mg/kg of RG-101 had HCV RNA levels below the limit of quantification and 12 out of these 15 treated patients had HCV RNA levels that cannot be detected. To date, RG-101 has a favorable safety profile with no serious adverse events or discontinuations reported in the treated HCV patients. Under the ‘Clinical Map Initiative’, Regulus expects to initiate Phase II studies investigating RG-101 in combination with oral direct-acting antiviral agents and further as a single agent (single or multiple doses of RG-101) in the second quarter of 2015.

•	‘Clinical Map’ of RG-012: We plan to enroll up to 120 Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from ATHENA will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. In addition, we plan to initiate a Phase I study in the first half of 2015 to evaluate the safety and tolerability of RG-012 in healthy volunteers and to initiate a Phase II proof-of-concept study thereafter.

•	Expand microRNA therapeutics portfolio: We continue to pursue several undisclosed microRNA targets, mainly for oncology and orphan disease indications. In addition to our internal research efforts, we aim to advance certain programs with our strategic alliance partners, microRNA-103/107 for the treatment of metabolic diseases and microRNA-19 for oncology indications with AstraZeneca, microRNA-221 and miR-21 for hepatocellular carcinoma and miR-21 for renal fibrosis (RG-012) with Sanofi. In 2015, we expect to nominate at least one additional microRNA candidate for clinical development, either independently or with a partner.

•	Regulus microMarkersSM : To support the ‘Clinical Map’ of RG-101, we plan to profile serum samples from the healthy volunteers and HCV patients in our ongoing clinical study of RG-101 to identify potential microRNA signatures, which may aid in accurately predicting a patient’s response to RG-101 therapy. To support the ‘Clinical Map’ for RG-012, we believe that we have identified a microRNA signature in urine that may discriminate mutant mice from wild type mice early in disease progression in a kidney fibrosis model. These findings suggest that profiling microRNAs in urine may be a useful biomarker approach. As part of the ongoing ATHENA study, we plan to profile urine and blood samples from the Alport syndrome patients to potentially identify a clinically useful microRNA signature. We also aim to utilize our robust technology platform to profile and analyze microRNAs in different bodily fluids including plasma, serum, whole blood, urine and cerebrospinal fluid. As part of our ongoing collaboration with Biogen Idec, we will profile whole blood samples of patients treated with a Biogen Idec MS therapy to identify potential microRNA signatures.

Financial Operations Overview

Revenues

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future and milestone payments under strategic alliance agreements.

In the future, we may generate revenue from a combination of license fees and other upfront payments, research and development payments, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the preclinical and clinical development of our therapeutic programs, and our microMarkersSM division. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as CROs, contract manufacturing organizations, or CMOs and consultants;

•	license fees; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

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

Since our incorporation in January 2009, we have grown from 15 research and development personnel to 65 and have spent a total of approximately $137.9 million in research and development expenses through December 31, 2014.

We expect our research and development expenses to increase for the foreseeable future as we continue to advance our preclinical and clinical development activities. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our strategic alliance partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates up through proof-of -concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of IND approval in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.

Some of our product development programs are at an early stage, and successful development of product candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or product candidate, the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance our various programs.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and periodic changes in debt valuation each reporting period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments.

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

Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca, are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model are volatility, risk-free rate and credit spread. The volatility inputs are based on historical and implied volatility of peer companies with a look-back period commensurate with our expected time to maturity. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of December 31, 2014, the volatility input included 60% weighting of our historical volatility and 40% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments.

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

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,		Change 2014 vs. 2013
	2014	2013	Increase/(Decrease)
Revenue under strategic alliances	$7,669	$19,569	$(11,900)
Research and development expenses	41,046	29,942	11,104
General and administrative expenses	11,533	7,429	4,104
Loss from changes in valuation of convertible note payable .	(12,118)	(1,145)	(10,973)

Revenue under strategic alliances

The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2014	2013
Sanofi	$979	$15,336
AstraZeneca	1,859	1,859
GSK	3,509	1,778
Biogen Idec	1,122	596
Other	200	—

Total net revenues from strategic alliances	$7,669	$19,569

Revenue under strategic alliances was $7.7 million for the year ended December 31, 2014 compared to $19.6 million for the year ended December 31, 2013. Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future and milestone payments.

Revenue recognized from our strategic alliance with Sanofi decreased to $1.0 million for the year ended December 31, 2014, compared to $15.3 million in 2013. In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized under the second amended and restated collaboration and license agreement was $0.1 million for the year ended December 31, 2014. In June 2013, the research term expired under the Sanofi alliance, at which time we entered into an option agreement. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us and therefore will be deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period, resulting in $0.1 million and $1.2 million in revenue recognized for the years ended December 31, 2014 and 2013, respectively. In conjunction with the expiration of the original research term in June 2013 and subsequent option agreement, we re-evaluated our estimated period of performance and recognized the remaining $10.1 million in deferred revenue associated with the initial upfront payment of $25.0 million ratably from June 2013 through the expiration of the option period in January 2014, resulting in $0.8 million and $14.1 million in revenue recognized for the years ended December 31, 2014 and 2013, respectively.

Revenue recognized from our product development and commercialization agreement with GSK increased to $3.5 million for the year ended December 31, 2014, compared to $1.8 million in 2013. In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. Concurrent with the notice of termination, we recognized the remaining $3.1 million in deferred revenue associated with the 2008 upfront payment, as our estimated period of performance was complete. In June 2013, the agreement with GSK was amended to state that RG-101, and other formulations thereof, would be developed by us independently of our alliance with GSK for the treatment of chronic HCV infection. As a result, we recognized the remaining $1.1 million in deferred revenue associated with the 2010 upfront payment, as our estimated period of performance was complete.

Revenue recognized from our collaboration and license agreement with Biogen Idec increased to $1.1 million for the year ended December 31, 2014, compared to $0.6 million in 2013. In August 2014, we entered into a new collaboration and license agreement with Biogen Idec in which we received an upfront payment of $2.0 million which we are recognizing on a straight-line basis over the estimated period of performance and resulted in $0.8 million in revenue recognized in the year ended December 31, 2014. Revenue totaling $0.3 million and $0.6 million was recognized from the preceding collaboration and license agreement for the years ended December 31, 2014 and 2013, respectively.

Revenue from our other strategic alliances was materially consistent for the years ended December 31, 2014 and 2013.

Research and development expenses

Research and development expenses increased to $41.0 million for the year ended December 31, 2014 compared to $29.9 million for the year ended December 31, 2013. The change was primarily driven by Phase I clinical study costs for RG-101 and an increase in IND-enabling activities for RG-012 of $7.4 million and an increase in salaries and related benefits, including stock based compensation, of $3.1 million. Employees engaged in research and development activities increased to 65 as of December 31, 2014, compared to 59 as of December 31, 2013. We expect our research and development expenses to continue to increase to the extent we commence clinical studies and initiate additional IND-enabling activities.

General and administrative expenses

General and administrative expenses increased to $11.5 million for the year ended December 31, 2014 compared to $7.4 million for the year ended December 31, 2013. The increase was primarily driven by an increase in salaries and related benefits, including stock based compensation, of $2.8 million, in addition to external service costs and other general operating expenses of $1.3 million associated with the growth of the business and other costs associated with general business activities.

Loss from change in value of convertible note payable

We recorded a loss from changes in value of convertible note payable of $12.1 million and $1.1 million in the statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013, respectively. Changes in value were primarily driven by fluctuations in our stock price.

Comparison of the years ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
Revenue under strategic alliances and grants	$19,569	$12,700	$6,869
Research and development expenses	29,942	20,342	9,600
General and administrative expenses	7,429	4,932	2,497
Loss on extinguishment of debt	—	(1,738)	1,738
Loss from changes in valuation of convertible note payable .	(1,145)	(2,969)	1,824

Revenue under strategic alliances and grants

The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2013	2012
Sanofi	$15,336	$10,030
GSK	1,778	1,996
AstraZeneca	1,859	559
Biogen Idec	596	115

Total net revenues	$19,569	$12,700

Revenue under strategic alliances was $19.6 million for the year ended December 31, 2013 compared to $12.7 million for the year ended December 31, 2012. Our revenue during these periods consisted primarily of amortization of upfront payments received from the Sanofi, GSK and AstraZeneca strategic alliances, which we amortize over our estimated period of performance.

In June 2013, the research term expired under the Sanofi alliance, at which time we entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under our second amended and restated collaboration and license agreement with Sanofi. The non-creditable portion of this payment, $1.25 million, is being recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period. Revenue associated with the creditable portion of this option payment will be deferred until its application to a creditable transaction. In addition, we agreed to continue specified research on the miR-21 programs during the option period. As a result of the expiration of the original research term and subsequent option agreement, we re-evaluated our estimated period of performance and recognized the remaining deferred revenue of $10.1 million associated with the initial upfront payment of $25.0 million ratably from June 2013 through the expiration of the option period. As a result of the change in our estimated period of performance in June 2013 and recognition of the non-creditable portion of the option payment, revenue associated with the Sanofi alliance increased to $15.3 million for the year ended December 31, 2013, compared to $10.0 million for the year ended December 31, 2012.

In June 2013, the product development and commercialization agreement with GSK was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance with GSK for the treatment of chronic HCV infection. As a result, we recognized the remaining unamortized deferred revenue of $1.1 million associated with the upfront payment from the February 2010 amendment that expanded our agreement with GSK to include potential microRNA therapeutics for the treatment of HCV, due to the completion of our remaining performance obligations. As such, revenue of $1.8 million was recognized for the year ended December 31, 2013.

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

In August 2012, we entered into a collaboration and license agreement with Biogen Idec, which included an upfront payment of $0.8 million. We are recognizing revenue related to the upfront payment over our estimated period of performance, which is approximately two years. As such, revenue associated with the upfront payment of $0.3 million and $0.1 million was recognized for the years ended December 31, 2013 and 2012, respectively. Additionally, research milestone payments totaling $0.3 million were received for the year ended December 31, 2013.

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

Loss from change in value of convertible note payable

The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, or the Post-IPO GSK Note, effective as of the closing date of a qualifying initial public offering. The Post-IPO GSK Note would be equivalent to the aggregate amount of principal and accrued but unpaid interest as of the initial public offering date. In October 2012, upon our initial public offering, the 2010 GSK Note was simultaneously cancelled and obligations thereto were terminated. Subsequent to the debt extinguishment previously described, changes in the fair value of the 2010 GSK Note (through October 2012) and the Post-IPO GSK Note (subsequent to the initial public offering) have been recorded on a periodic basis with changes in fair value recorded in non-operating earnings. We recorded a loss from changes in value of convertible notes payable of $1.1 million and $3.0 million in the statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012, respectively. Changes in value were primarily driven by fluctuations in our stock price.

Liquidity and Capital Resources

Since our inception through December 31, 2014, we have received $70.0 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances, collaborations, government grants and loans, and $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014.

As of December 31, 2014, we had approximately $159.7 million in cash and cash equivalents and short-term investments. The following table shows a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(39,510)	$(28,330)	$(8,721)
Investing activities	(29,207)	(40,889)	(30,384)
Financing activities	88,237	46,474	70,482

Operating activities

Net cash used in operating activities have increased to $39.5 million for the year ended December 31, 2014, compared to $28.3 million and $8.7 million for the years ended December 31, 2013 and 2012, respectively. Increases in cash used in operating activities has been attributable in part to an increase in net loss to $56.7 million in 2014, compared to $18.7 million and $17.4 million in 2013 and2012, respectively. Adjustments for non-cash charges, including stock-based compensation and changes in value of the Post-IPO GSK Note have also increased to $22.3 million, compared to $7.4 million and $7.7 million in 2013 and 2012, respectively. Changes in working capital, including deferred revenue, resulted in net cash used in operating activities of $5.1 million and $17.0 million in 2014 and 2013, respectively, compared to net cash provided by operating activities of $1.0 million in 2012. These changes primarily relate to the timing of upfront payments and milestones, compared to the period of revenue recognition.

Investing activities

Net cash used in investing activities for the periods presented primarily related to the purchase, sale or maturity of investments used to fund the day-to-day needs of our business. Cash used in investment activities were primarily the result of net investments in short-term securities of $28.0 million, $40.1 million and $29.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Investments in property, equipment and intangible assets were $1.2 million, $0.8 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financing activities

Net cash provided by financing activities was approximately $88.2 million, $46.5 million and $70.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, financing activities included a public offering that resulted in net proceeds of approximately $76.3 million and net proceeds from the issuance of additional common stock of $12.1 million. In 2013, financing activities included a public offering that resulted in net proceeds of approximately $45.8 million. In 2012, financing activities included our initial public offering and concurrent private placement of common stock, which resulted in net proceeds of approximately $65.8, in addition to proceeds of $5.0 million from the issuance of a promissory note to Biogen Idec in conjunction with our license and collaboration agreement in August 2012.

Future Capital Requirements

As of December 31, 2014, we had approximately $159.7 million in cash and cash equivalents and short-term investments. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical programs.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our strategic alliance agreements with Sanofi and AstraZeneca;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities; and

•	the extent to which we acquire or invest in businesses, products or technologies.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
	Total	2015 <1 year	2016-2017 2-3 Years	2018-2019 4-5 Years	>5 Years
Operating lease obligation relating to facility(1)	$3,256	$1,251	$2,005	$—	$—
Principal under convertible note payable, excluding accrued interest(2)	5,427	5,427	—	—	—
Annual maintenance fees for license agreements	1,035	102	203	203	527

Total	$9,718	$6,780	$2,208	$203	$527

(1)	We lease approximately 29,000 square feet for office and laboratory space in La Jolla, California under an operating lease that expires in June 2017. Obligations under all lease agreements are included in the above table.
(2)	In October 2012, in conjunction with our initial public offering we issued GSK a convertible promissory note, or the Post- IPO GSK Note, in the principal amount of $5.4 million. The Post-IPO GSK Note had a maturity date of October 9, 2015. In January 2015, the principal amount of the Post-IPO GSK Note was converted into 1,356,738 shares of our common stock, reflecting a conversion price of $4.00 per share.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Regulus Therapeutics Inc.

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. as of December 31, 2014 and 2013, and the related statements of operations, statements of comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regulus Therapeutics Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 18, 2015

Regulus Therapeutics Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$37,327	$17,807
Short-term investments	122,416	96,198
Contracts and other receivables	274	79
Prepaid and other current assets	4,934	3,098

Total current assets	164,951	117,182
Property and equipment, net	3,568	3,768
Intangible assets, net	1,150	1,128
Other assets	1,811	987

Total assets	$171,480	$123,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,188	$1,172
Accrued liabilities	4,402	3,013
Accrued compensation	2,108	1,297
Current portion of deferred revenue	3,097	4,888
Convertible note payable, at fair value	23,397	—

Total current liabilities	35,192	10,370
Convertible note payable, at fair value	—	11,279
Deferred revenue, less current portion	3,252	6,500
Other long-term liabilities	1,022	1,459

Total liabilities	39,466	29,608

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2014 and 2013, 48,944,530 and 41,787,326 shares issued and outstanding at December 31, 2014 and 2013, respectively	49	42
Additional paid-in capital	267,929	172,518
Accumulated other comprehensive loss	(197)	(16)
Accumulated deficit	(135,767)	(79,087)

Total stockholders’ equity	132,014	93,457

Total liabilities and stockholders’ equity	$171,480	$123,065

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	2014	2013	2012
Revenues:
Revenue under strategic alliances and collaborations	$7,669	$19,569	$12,700

Total revenues	7,669	19,569	12,700
Operating expenses:
Research and development	41,046	29,942	20,342
General and administrative	11,533	7,429	4,932

Total operating expenses	52,579	37,371	25,274

Loss from operations	(44,910)	(17,802)	(12,574)

Other income (expense):
Interest and other income	388	292	110
Interest expense	(39)	(36)	(247)
Loss on extinguishment of debt	—	—	(1,738)
Loss from change in value of convertible note payable	(12,118)	(1,145)	(2,969)

Loss before income taxes	(56,679)	(18,691)	(17,418)
Income tax (benefit) expense	1	(23)	(10)

Net loss	$(56,680)	$(18,668)	$(17,408)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	(181)	36	15

Comprehensive loss	$(56,861)	$(18,632)	$(17,393)

Net loss per share, basic and diluted	$(1.29)	$(0.49)	$(2.12)

Shares used to compute basic and diluted net loss per share	44,090,165	38,479,447	8,212,538

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	24,900,000	$32,691	2,499,999	$10,000	153,184	$—	$1,584	$(67)	$(43,011)	$(41,494)
Issuance of common stock upon exercise of options	—	—	—	—	294,374	—	138	—	—	138
Stock-based compensation expense	—	—	—	—	—	—	1,550	—	—	1,550
Impact of initial public offering on stockholders’ equity (deficit):
Effect of 2-for-1 split on shares of preferred stock	(12,450,000)	—	(1,250,000)	—	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,450,000)	(32,691)	(1,249,999)	(10,000)	13,699,999	14	42,677	—	—	42,691
Initial public offering of common stock, net of $5,886 of offering costs	—	—	—	—	12,730,982	13	45,025	—	—	45,038
Issuance of common stock in private placement concurrently with initial public offering, net	—	—	—	—	6,250,000	6	20,744	—	—	20,750
Conversion of notes payable to common stock	—	—	—	—	2,703,269	3	10,810	—	—	10,813
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(17,408)	(17,408)

Balance at December 31, 2012	—	$—	—	$—	35,831,808	$36	$122,528	$(52)	$(60,419)	$62,093
Issuance of common stock upon exercise of options	—	—	—	—	732,483	1	593	—	—	594
Stock-based compensation expense	—	—	—	—	—	—	3,422	—	—	3,422
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	48,035	—	201	—	—	201
Issuance of common stock, net of $434 of offering costs	—	—	—	—	5,175,000	5	45,774	—	—	45,779
Unrealized gain on short-term investments	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	(18,668)	(18,668)

Balance at December 31, 2013	—	$—	—	$—	41,787,326	$42	$172,518	$(16)	$(79,087)	$93,457
Issuance of common stock upon exercise of options	—	—	—	—	1,006,515	1	2,232	—	—	2,233
Stock-based compensation expense	—	—	—	—	—	—	7,039	—	—	7,039
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	38,085	—	283	—	—	283
Issuance of common stock in private placement	—	—	—	—	1,303,780	1	9,568	—	—	9,569
Issuance of common stock, net of $347 of offering costs	—	—	—	—	4,808,824	5	76,289	—	—	76,294
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	—	—	(56,680)	(56,680)

Balance at December 31, 2014	—	$—	—	$—	48,944,530	$49	$267,929	$(197)	$(135,767)	$132,014

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(56,680)	$(18,668)	$(17,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,490	1,360	1,017
Loss from change in value of convertible note payable	12,118	1,145	2,969
Loss on extinguishment of debt	—	—	1,738
Amortization of premium on investments, net	1,597	1,439	394
Stock-based compensation	7,039	3,422	1,550
Loss on disposal of long-term assets	18	—	36
Change in operating assets and liabilities:
Contracts and other receivables	(196)	(79)	—
Prepaid and other assets	(1,882)	(2,283)	(308)
Accounts payable	940	860	(189)
Accrued compensation	811	(51)	677
Accrued liabilities	556	1,355	(20)
Deferred revenue	(5,039)	(16,819)	486
Deferred rent and other liabilities	(282)	(11)	337

Net cash used in operating activities	(39,510)	(28,330)	(8,721)

Investing activities
Purchases of short-term investments	(113,417)	(72,005)	(62,041)
Maturities and sales of short-term investments	85,421	31,951	33,083
Purchases of property and equipment	(1,146)	(800)	(1,151)
Acquisition of intangibles	(65)	(35)	(275)

Net cash used in investing activities	(29,207)	(40,889)	(30,384)

Financing activities
Proceeds from issuance of convertible notes payable and other long-term obligations	—	—	5,000
Proceeds from issuance of common stock, net	86,146	45,980	65,788
Principal payments on other long-term obligations	(142)	(100)	(445)
Proceeds from exercise of common stock options	2,233	594	139

Net cash provided by financing activities	88,237	46,474	70,482

Net (decrease) increase in cash and cash equivalents	19,520	(22,745)	31,377
Cash and cash equivalents at beginning of period	17,807	40,552	9,175

Cash and cash equivalents at end of period	$37,327	$17,807	$40,552

Supplemental disclosure of cash flow information
Interest paid	$39	$37	$8

Income taxes paid	$1	$1	$208

Supplemental disclosures of non-cash investing and financing activities
Conversion of notes payable to common stock	$—	$—	$10,813

Allowance for tenant improvements	$—	$653	$—

Amounts accrued for property and equipment	$76	$—	$—

Amounts accrued for patent expenditures	$42	$11	$—

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

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. microRNAs are recently discovered, naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies.

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

Revenue Recognition

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the futureand milestone payments under strategic alliance agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca AB (“AstraZeneca”) and our collaboration agreement with Biogen Idec MA Inc. (“Biogen Idec”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we

Regulus Therapeutics Inc.

Notes to Financial Statements

recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

In accordance with the accounting standards for uncertain tax positions, the Company evaluates the recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Fair Value Option

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument.

In July 2012, we amended and restated our $5.0 million convertible promissory note originally issued in February 2010 to GSK (“2010 GSK note”), which was accounted for as a debt extinguishment of the original note. We elected to measure the amended note under the fair value option. The difference between the carrying value of the original note and the fair value of the amended note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the amended note is recorded as gain (loss) from valuation of convertible note payable in non-operating earnings.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2014 or 2013.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents and short-term investments with three financial institutions. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions and corporations. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Intangibles

We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 11 years at December 31, 2014.

We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is 10 years.

Impairment of Long-Lived Assets

We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2014, 2013 or 2012.

Regulus Therapeutics Inc.

Notes to Financial Statements

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for clinical trials are based on estimates of the fees associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and other clinical trial-related vendors. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years ended December 31,
	2014	2013	2012
Common stock options	2,566,423	3,639,270	1,883,311
Convertible note payable	1,461,474	1,411,659	1,366,787

Total	4,027,897	5,050,929	3,250,098

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of December 31, 2014, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2014			Gains	Losses
Corporate debt securities	2 or less	$105,085	$2	$(167)	$104,920
Certificates of deposit	2 or less	14,600	—	—	14,600
Commercial paper	1 or less	2,895	1	—	2,896

Total		$122,580	$3	$(167)	$122,416

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2013			Gains	Losses
Corporate debt securities	2 or less	$71,402	$39	$(25)	$71,416
Certificates of deposit	2 or less	11,710	—	—	11,710
Commercial paper	1 or less	6,069	2	—	6,071
Debt securities of U.S. government-sponsored agencies	1 or less	7,000	1	—	7,001

Total		$96,181	$42	$(25)	$96,198

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

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

	Fair value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,072	$37,072	$—	$—
Corporate debt securities	104,920	—	104,920	—
Certificates of deposit	14,600	—	14,600	—
Commercial paper	2,896	—	2,896	—

	$159,488	$37,072	$122,416	$—

Liabilities:
Convertible note payable	$23,397	$—	$—	$23,397

	Fair value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,170	$17,170	$—	$—
Corporate debt securities	71,416	—	71,416	—
Certificates of deposit	11,710	—	11,710	—
Debt securities of U.S. government-sponsored agencies	7,001	—	7,001	—
Commercial paper	6,071	—	6,071	—

	$113,368	$17,170	$96,198	$—

Liabilities:
Convertible note payable	$11,279	$—	$—	$11,279

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

The following table presents a reconciliation of the liability measured at fair value using significant unobservable inputs (Level 3) from December 31, 2013 to December 31, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$11,279
Change in estimated fair value of convertible note payable	12,118

Balance at December 31, 2014	$23,397

We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of December 31, 2014 and 2013 was volatility (110% and 66%, respectively), risk-free rate (0.10% and 0.325%, respectively), and credit spread (9.7% and 7.4%, respectively). The volatility inputs were based on historical and implied volatility of peer companies with a look-back period commensurate with

Regulus Therapeutics Inc.

Notes to Financial Statements

our expected time to maturity. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of December 31, 2014, the volatility input included 60% weighting of our historical volatility and 40% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date for durations commensurate with our expected time to maturity. The credit spread inputs were based on a creditworthiness analysis of the Company and market rates for comparable straight debt instruments. We recorded a loss from the change in fair value of the convertible note payable of $12.1 million, $1.1 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively on our statements of operations and comprehensive loss. A 10% increase or decrease in volatility would result in less than 1% increase or decrease in our estimated fair value of the convertible note payable.

5. Strategic Alliances and Collaborations

The following table summarizes the amounts included in our revenues which resulted from our strategic alliances and collaboration (in thousands):

	Year ended December 31,
	2014	2013	2012
Sanofi	$979	$15,336	$10,030
GSK	3,509	1,778	1,996
AstraZeneca	1,859	1,859	559
Biogen Idec	1,122	596	115
Other	200	—	—

Total	$7,669	$19,596	$12,700

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of December 31, 2014, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

In conjunction with the option agreement, we agreed to continue specified research on the miR-21 programs during the option period. We re-evaluated our estimated period of performance from the original research term

Regulus Therapeutics Inc.

Notes to Financial Statements

through the term of the option agreement and amortized the remaining deferred revenue of $10.1 million associated with the initial $25.0 million upfront payment from June 2013 through the expiration of the option period in January 2014.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Avantis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis may not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 12-month period following its effective date. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2014, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.4 million, which we are expecting to recognize over the remaining estimated period of performance of approximately five years.

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

We have evaluated the contingent event-based payments under the 2014 Sanofi Amendment and determined that the milestone payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the 2014 Sanofi Amendment for which

Regulus Therapeutics Inc.

Notes to Financial Statements

payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single

Regulus Therapeutics Inc.

Notes to Financial Statements

agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the lack of marketability discount, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of December 31, 2014, deferred revenue associated with the collaboration and license agreement and CSPA was $3.0 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately 1.5 years.

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

In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. The effective date of the termination was January 15, 2015 in accordance with the terms of the agreement. Concurrent with the notice of termination, we recorded the remaining $3.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete.

Biogen Idec

In August 2012, we entered into a collaboration and license agreement with Biogen Idec pursuant to which we and Biogen Idec agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We were also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which was approximately two years based on the expected term of the research and development plan.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

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

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen Idec and determined that the research payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. As of December 31, 2014, deferred revenue associated with the collaboration and license agreement was $1.2 million which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately seven months.

6. Property and Equipment, net

The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$6,394	$5,342
Computer equipment and software	266	114
Furniture and fixtures	119	119
Leasehold improvements	1,899	1,805
Construction in progress	43	119

	8,721	7,499
Less accumulated depreciation and amortization	(5,153)	(3,731)

Property and equipment, net	$3,568	$3,768

Depreciation and amortization of property and equipment of $1.4 million, $1.3 million and $0.9 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Intangible Assets, net

The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2014	2013
Patents	$1,067	$960
Licenses	379	404

	1,446	1,364
Accumulated amortization	(296)	(236)

Intangibles, net	$1,150	$1,128

Regulus Therapeutics Inc.

Notes to Financial Statements

Intangible asset amortization of $0.1 million was recorded for each of the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.

8. Commitments and Contingencies

Operating Lease

We lease office and laboratory space located in] La Jolla, California (the “Facility”) for our corporate headquarters and research facility under an operating lease agreement (the “Lease”). The Lease commenced in July 2010 and provides office and laboratory space, expiring in June 2017. In November 2012, we amended the Lease to expand our laboratory and office space Lease payments for this additional space began October 2013. We also have two options to extend the lease for successive three-year periods.

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

Cumulative rent to be paid over the lease term is being amortized on a straight-line basis over the term of the Lease. Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $0.7 million, $0.7million and $0.6 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent included in other long-term liabilities at December 31, 2014 and 2013 was approximately $0.7 million and $0.9 million, respectively. The tenant incentive obligation balance at December 31, 2014 and 2013 was approximately $0.6 million and $0.8 million, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred.

As of December 31, 2014, future annual minimum lease payments for our operating leases are as follows (in thousands):

2015	1,251
2016	1,324
2017	681
Thereafter	—

$3,256

License Agreements

We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.

Regulus Therapeutics Inc.

Notes to Financial Statements

9. Convertible Note Payable

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

2012 Amendment of the 2010 GSK Note

In July 2012, we amended and restated the 2010 GSK Note, which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, effective as of the closing date of a qualifying initial public offering (the “Post-IPO GSK Note”). In October 2012, upon our initial public offering, the Post-IPO GSK Note was established in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The 2010 GSK Note was simultaneously cancelled and obligations thereto were terminated. We valued the 2010 GSK Note at July 2012, September 2012 and at the extinguishment date. We recorded a $1.7 million loss on extinguishment of debt (the difference between the original $5.0 million carrying value and the then fair value) in July 2012. In subsequent periods, changes in fair value have been recorded on a quarterly basis in non-operating earnings (see Note 4).

The Post-IPO GSK Note has a maturity date of three years from the anniversary date of the agreement, or October 2015. At GSK’s option, the Post-IPO GSK Note shall be convertible into shares of common stock of Regulus at any time prior to the maturity date with a conversion equal to the quotient of all outstanding principal and interest divided by the initial public offering price of $4.00 per share. We recorded a loss from change in value of the Post-IPO GSK Note of $12.1 million, $1.1 million and $3.0 million on the statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, the fair value of the Post-IPO GSK Note was $23.4 million and $11.3 million, respectively, and is classified as “Convertible note payable, at fair value” on the balance sheet. See Note 15.

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

Convertible Preferred Stock

As of December 31, 2012, all Series A Preferred Stock and Series B Preferred Stock had converted to common stock in conjunction with the initial public offering. Following our initial public offering, we filed an amended and restated certificate of incorporation to authorize 10,000,000 shares of undesignated preferred stock. No shares of Preferred Stock were outstanding as of December 31, 2014.

Public Offerings

In October 2012, we completed our initial public offering whereby we issued and sold 11,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds to the Company of $39.5 million. Concurrently with the completion of our initial public offering, we sold 6,250,000 shares of common stock in a private placement to AstraZeneca at the initial public offering price of $4.00 per share, resulting in net proceeds to the Company of $25.0 million. The 2008 GSK Note and the Biogen Idec 2012 Note automatically converted upon the closing of our initial public offering into an aggregate of 2,703,269 shares of our common stock. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 13,699,999 shares of common stock. Underwriters for our initial public offering exercised an over-allotment option to purchase 1,480,982 additional shares of our common stock at $4.00 per share, resulting in net proceeds of $5.5 million. Inclusive of the initial public offering, underwriters’ exercise of their over-allotment option and concurrent private placement, we raised a total of $70.0 million in net proceeds after deducting underwriter discounts, commissions and other offering expenses.

In July 2013, we completed a public offering whereby we sold 5,175,000 shares of common stock at $9.50 per share and received net proceeds of $45.8 million, after deducting underwriting discounts, commissions and other offering expenses.

In November 2014, we completed a public offering of 6,088,235 shares of common stock at an offering price of $17.00 per share. This offering included the sale of 4,808,824 shares of common stock by us and 1,279,411 shares of common stock held by Isis Pharmaceuticals, Inc. (“Isis”), including the full exercise by the underwriters of their option to purchase additional shares. We received net proceeds of $76.3 million after deducting underwriting discounts, commissions and other offering expenses. We did not receive any proceeds from the sale of the shares of common stock by Isis.

Common Stock

As of December 31, 2014, there were 48,944,530 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

Regulus Therapeutics Inc.

Notes to Financial Statements

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2014:

Common stock options outstanding	6,643,220
Common stock options available for future grant	330,499
Employee Stock Purchase Plan	840,071
Convertible note payable (Post-IPO GSK Note)	1,461,474

Total common shares reserved for future issuance	9,275,264

The following table summarizes our stock option activity under the 2012 Plan for the year ended December 31, 2014 (in thousands, except per share and contractual term data):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2013	5,598	$3.69
Granted	2,317	$12.62
Exercised	(1,006)	$2.22
Canceled/forfeited/expired	(266)	$5.55

Options outstanding at December 31, 2014	6,643	$6.95	7.9	$62,535

Vested or expected to vest at December 31, 2014	6,196	$6.70	7.8	$59,726

Exercisable at December 31, 2014	2,357	$2.48	5.8	$31,966

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 was $8.37, $4.14 and $2.97, respectively.

The total intrinsic value of stock options exercised was $12.1 million, $5.7 million and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. Cash received from the exercise of stock options was approximately $2.2 million, $0.6 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2014	2013	2012
Stock Options:
Risk-free interest rate	1.8%	1.9%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.3%	72.4%	73.4%
Expected term (years)	6.1	6.1	6.1
Performance Stock Options:
Risk-free interest rate	2.11%	—	—
Expected dividend yield	0.0%	—	—
Expected volatility	69.6%	—	—
Expected term (years)	6.3	—	—
Employee stock purchase plan shares:
Risk-free interest rate	0.1%	0.1%	—
Expected dividend yield	0.0%	0.0%	—
Expected volatility	69.8%	58.8%	—
Expected term (years)	0.5	0.5	—

Risk-free interest rate — The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield — The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

Forfeitures — We reduce stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based upon historical information and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rates ranged from 5% to 8% for the years ended December 31, 2014 and 2013.

Stock-based compensation is reflected in the statement of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$3,939	$2,246	$912
General and administrative	3,100	1,176	638

Total	$7,039	$3,422	$1,550

Regulus Therapeutics Inc.

Notes to Financial Statements

The total compensation cost related to non-vested awards not yet recognized was $17.4 million as of December 31, 2014. The weighted-average period over which this expense is expected to be recognized is approximately 1.9 years.

Employee Stock Purchase Plan

In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. We issued 38,085 shares of common stock under the 2012 Purchase Plan for the year ended December 31, 2014. As of December 31, 2014 86,120 shares of our common stock were issued and 840,071 of our common stock were reserved for future issuance and have been authorized for purchase under the 2012 Purchase Plan.

11. Defined Contribution Plan

In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We have elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary. We made $0.1 million in matching contributions for each of the years ended December 31, 2014, 2013 and 2012, respectively.

12. Income Taxes

The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	1	1	1

	1	1	1

Deferred:
Federal	—	(20)	(9)
State	—	(4)	(2)

	—	(24)	(11)

Income tax (benefit) expense	$1	$(23)	$(10)

Regulus Therapeutics Inc.

Notes to Financial Statements

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2014	2013	2012
Expected income tax benefit at federal statutory tax rate	$(19,271)	$(6,355)	$(5,923)
State income taxes, net of federal benefit	(2,348)	(1,090)	(1,016)
Tax credits	(3,307)	(2,406)	(423)
Change in fair value of convertible note payable	4,120	456	1,183
Loss on debt extinguishment	—	—	692
Change in valuation allowance	20,047	9,026	5,386
Prior year true-up	(92)	(235)	(368)
Stock compensation	902	667	463
Other	(51)	(86)	(4)

Income tax (benefit) expense	$1	$(23)	$(10)

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryovers	$34,954	$17,460
Research and development and other tax credits	8,732	4,727
Deferred revenue	1,919	3,999
Intangibles and property and equipment basis difference	2,029	1,796
Other	2,461	1,297

Total deferred tax assets	50,095	29,279
Total deferred tax liabilities	(1,670)	(973)

Net deferred tax asset	48,425	28,306
Valuation allowance	(48,425)	(28,306)

Net deferred tax asset	$—	$—

For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to fully offset the net deferred tax asset of $48.4 million.

As of December 31, 2014, we had federal and California tax net operating loss carryforwards of $95.4 million and $104.6 million, respectively, which both begin to expire in 2031. At December 31, 2014, approximately $9.0 million of the net operating loss carryforwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. As of December 31, 2014, we also had federal and California research and development tax credit carryforwards of $7.1 million and $4.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely. As of December 31, 2014, we also had $0.2 million of Federal Alternative Minimum Tax Credit carryforwards that are available indefinitely.

Regulus Therapeutics Inc.

Notes to Financial Statements

The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the Act) limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance of unrecognized tax benefits	$1,092	$569	$406
Increase (decrease) for prior year tax positions	(73)	137	50
Increase for current year tax positions	834	386	113

Total	$1,853	$1,092	$569

Included in the balance of unrecognized tax benefits at December 31, 2014, is $1.5 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

We are subject to taxation in the United States and California. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2009 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.

It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2014, 2013 and 2012, we have not recognized any interest or penalties related to income taxes.

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

Regulus Therapeutics Inc.

Notes to Financial Statements

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Services Agreement (in thousands):

	Years ended December 31,
	2014	2013	2012
Services performed or out-of-pocket expenses paid to Alnylam	$—	$550	$2

In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. We have not purchased any materials as of December 31, 2014.

14. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2014 and 2013 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2014:
Revenues	$1,631	$736	$1,083	$4,219
Operating expenses	12,336	13,749	12,742	13,752
Net loss	(12,741)	(11,973)	(9,798)	(22,168)
Basic net loss per share(1)	$(0.30)	$(0.28)	$(0.23)	$(0.47)
Diluted net loss per share(1)(2)	$(0.30)	$(0.29)	$(0.26)	$(0.47)

2013:
Revenues	$3,238	$4,759	$6,118	$5,454
Operating expenses	8,788	9,445	9,023	10,116
Net loss	(7,229)	(7,348)	(2,164)	(1,927)
Basic and diluted net loss per share(1)	$(0.20)	$(0.20)	$(0.05)	$(0.05)
Diluted net loss per share(1)(2)	$(0.20)	$(0.20)	$(0.07)	$(0.11)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.
(2)	Applicable accounting standards provides that a contract (such as the Post-IPO GSK Note) that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. For these periods, adjustments were made to the numerator of the diluted earnings per share calculation to adjust net loss to remove the gain from the change in value of the convertible note payable. Adjustments to the denominator were made to add the number of shares to be issued upon conversion of the convertible note payable.

15. Subsequent Events

In January 2015, the Company and GSK agreed to convert the Post-IPO GSK Note in an amount equivalent to its principal amount of $5.4 million into 1,356,738 shares of our common stock, at a conversion price of $4.00 per share.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 13, 2015, our Board of Directors appointed David L. Szekeres, our Chief Business Officer and General Counsel, as our principal financial and accounting officer, replacing Kleanthis G. Xanthopoulos, Ph.D., in such capacities. Mr. Szekeres will retain is his current title of Chief Business Officer and General Counsel. Mr. Szekeres, age 41, has served as our Chief Business Officer, General Counsel and Corporate Secretary since February 2014. From 2008 to February 2014, Mr. Szekeres served as the Deputy General Counsel, Chief M&A Counsel and Assistant Secretary at Life Technologies Corporation (acquired by Thermo Fisher Scientific Inc. in February 2014), a publicly-held life sciences company, where he led numerous corporate transactions and was responsible for a myriad of legal functions during a time of significant growth for Life Technologies in the areas of corporate transactions, corporate governance, and SEC reporting and compliance. From 2001 to 2008, Mr. Szekeres held positions of increasing responsibility at a number of law firms, including Latham & Watkins LLP, O’Melveny & Myers LLP and Dechert LLP. From 2000 to 2001, Mr. Szekeres was a senior associate in the investment banking group at Robertson Stephens. Mr. Szekeres has served as a member of the board of directors of Annai Systems Inc., a privately-held genomics data company, since January 2014 and the San Diego chapter of the Association of Corporate Counsel, an association for in-house counsel, since February 2010. Mr. Szekeres holds a B.A. from the University of California at Irvine and a J.D. from Duke University.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

The information required by this item will be set forth under the heading “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits. For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Regulus Therapeutics Inc.

Date: February 18, 2015	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kleanthis G. Xanthopoulos, Ph.D. and David L. Szekeres as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kleanthis G. Xanthopoulos Kleanthis G. Xanthopoulos, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 18, 2015

/s/ David L. Szekeres David L. Szekeres	Chief Business Officer and General Counsel (Principal Financial Officer)	February 18, 2015

/s/ Stelios Papadopoulos Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	February 18, 2015

/s/ David Baltimore David Baltimore, Ph.D.	Director	February 18, 2015

/s/ Bruce L.A. Carter Bruce L.A. Carter, Ph.D.	Director	February 18, 2015

/s/ Mark G. Foletta Mark G. Foletta	Director	February 18, 2015

/s/ B. Lynne Parshall B. Lynne Parshall	Director	February 18, 2015

Signature	Title	Date

/s/ William H. Rastetter William H. Rastetter, Ph.D.	Director	February 18, 2015

/s/ Douglas E. Williams Douglas E. Williams, Ph.D.	Director	February 18, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1*	Form of Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.2*	Regulus Therapeutics Inc. 2009 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.3*	2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.4*	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014).

10.5*	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, originally filed with the SEC on August 17, 2012).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and Kleanthis G. Xanthopoulos, Ph.D., dated September 19, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.7*	Amended and Restated Employment Agreement by and between the Registrant and Neil W. Gibson, Ph.D., dated September 19, 2014 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.8*	Employment Agreement between the Registrant and Paul C. Grint, M.D., dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 7, 2014).

10.9*	Amended and Restated Employment Agreement by and between the Registrant and Paul C. Grint, M.D., dated September 19, 2014 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.10*	Employment Agreement between the Registrant and David Szekeres, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014).

10.11*	Amended and Restated Employment Agreement by and between the Registrant and David L. Szekeres, dated September 19, 2014 (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

Exhibit Number	Description

10.12*	Kleanthis G. Xanthopoulos, Ph.D. Yearly Discretionary Base Salary Increase, effective January 1, 2015.

10.13*	Neil W. Gibson, Ph.D. Yearly Discretionary Merit Bonus Percentage Increase, effective January 1, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014).

10.14*	Neil W. Gibson, Ph.D. Yearly Discretionary Base Salary Increase, effective January 1, 2015.

10.15*	Paul Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2015.

10.16*	David L. Szekeres, Yearly Discretionary Base Salary Increase, effective January 1, 2015.

10.17	Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated March 19, 2010 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.18	First Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated April 26, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.19	Second Amendment to Lease between the Registrant and BMR-John Hopkins Court LLC, a Delaware limited liability company, dated January 26, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.20	Third Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated February 27, 2012 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.21	Fourth Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated November 19, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013).

10.22†	Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.23	Amendment Number One to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 7, 2010 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.24	Amendment Number Two to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 27, 2010 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.25†	Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

Exhibit Number	Description

10.26†	Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated June 10, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.27†	Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated October 25, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.28†	Co-Exclusive License Agreement among the Board of Trustees of the Leland Stanford Junior University, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.29	Assignment Agreement between the Registrant and Isis Pharmaceuticals, Inc., dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.30†	License Agreement between the Registrant and Max-Planck-Innovation GmbH, dated June 5, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.31†	Amended and Restated License Agreement among Max-Planck-Innovation GmbH, the Registrant, Isis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc., dated April 18, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.32†	Exclusive Patent License Agreement between the Registrant and Bayerische Patent Allianz GmbH, dated May 18, 2010 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.33†	Non-Exclusive Technology Alliance and Option Agreement between the Registrant and Sanofi, dated June 21, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.34	Amendment Number Three to the Founding Investor Rights Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated July 24, 2012 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.35†	Collaboration and License Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.36	Common Stock Purchase Agreement between the Registrant and AstraZeneca AB, dated August 14, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.37	Investor Rights Agreement, dated October 10, 2012, between AstraZeneca AB and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

10.38†	Amendment No. 1 (to Collaboration and License Agreement) between the Registrant and AstraZeneca AB, dated April 30, 2013 (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-189607), originally filed with the SEC on June 26, 2013).

Exhibit Number	Description

10.39†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2013).

10.40†	Second Amended and Restated Collaboration and License Agreement dated February 5, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014).

10.41	Common Stock Purchase Agreement dated February 5, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

10.42	Registration Rights Agreement dated February 5, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Indicates management contract or compensatory plan.
**	This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.