Form 10-Q
period 2015-03-31
Regulus Therapeutics Inc.
filed 2015-05-08
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 24, 2015, the registrant had 51,017,405 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,600	$37,327
Short-term investments	129,191	122,416
Contract and other receivables	4,859	274
Prepaid and other current assets	4,867	4,934

Total current assets	158,517	164,951
Property and equipment, net	3,444	3,568
Intangibles, net	1,087	1,150
Other assets	1,800	1,811

Total assets	$164,848	$171,480

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,677	$2,188
Accrued liabilities	5,318	4,402
Accrued compensation	1,049	2,108
Current portion of deferred revenue	5,307	3,097
Convertible note payable, at fair value	—	23,397

Total current liabilities	14,351	35,192
Deferred revenue, less current portion	2,769	3,252
Other long-term liabilities	903	1,022

Total liabilities	18,023	39,466
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 50,762,489 and 48,944,530 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	51	49
Additional paid-in capital	297,191	267,929
Accumulated other comprehensive loss	(163)	(197)
Accumulated deficit	(150,254)	(135,767)

Total stockholders’ equity	146,825	132,014

Total liabilities and stockholders’ equity	$164,848	$171,480

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$4,200	$1,631

Total revenues	4,200	1,631
Operating expenses:
Research and development	13,427	9,604
General and administrative	3,644	2,732

Total operating expenses	17,071	12,336

Loss from operations	(12,871)	(10,705)
Other income (expense):
Interest and other income	199	100
Interest expense	(8)	(11)
Loss from valuation of convertible note payable	(1,811)	(2,124)

Loss before income taxes	(14,491)	(12,740)
Income tax (benefit) expense	(4)	1

Net loss	$(14,487)	$(12,741)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	58	(43)

Comprehensive loss	$(14,434)	$(12,784)

Net loss per share, basic and diluted	$(0.29)	$(0.30)

Shares used to compute basic and diluted net loss per share	50,071,165	42,690,200

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(14,487)	$(12,741)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	394	354
Loss from valuation of convertible note payable	1,811	2,124
Stock-based compensation	3,103	1,400
Amortization of premium on investments, net	425	442
Loss on disposal of long-term assets	50	18
Change in operating assets and liabilities:
Contracts and other receivables	(2,469)	(61)
Prepaid and other current assets	78	(385)
Accounts payable	471	1,519
Accrued liabilities	899	(39)
Accrued compensation	(1,059)	(438)
Deferred revenue	(389)	(1,161)
Deferred rent and other liabilities	(79)	(61)

Net cash used in operating activities	(11,252)	(9,029)

Investing activities
Purchases of short-term investments	(37,157)	(39,780)
Maturities and sales of short-term investments	30,010	29,372
Purchases of property and equipment	(236)	(75)
Acquisition of intangibles	(7)	—

Net cash used in investing activities	(7,390)	(10,483)

Financing activities
Proceeds from issuance of common stock, net	257	9,728
Principal payments on other long-term obligations	(37)	(34)
Proceeds from exercise of stock options	695	487

Net cash provided by financing activities	915	10,181

Net decrease in cash and cash equivalents	(17,727)	(9,331)
Cash and cash equivalents at beginning of period	37,327	17,807

Cash and cash equivalents at end of period	$19,600	$8,476

Supplemental disclosure of cash flow information
Interest paid	$8	$11

Income taxes paid	$1	$1

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment	$14	$301

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014, from which the balance sheet information herein was derived.

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

Revenue Recognition

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca AB (“AstraZeneca”) and our collaboration agreement with Biogen Inc. (“Biogen”), formerly Biogen Idec MA Inc., are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.

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

We account for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Fair Value Option

Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument.

In July 2012, we amended and restated the $5.0 million convertible promissory note originally issued in February 2010 to Glaxo Group Limited (“GSK”) (the “2010 GSK Note”), which resulted in a debt extinguishment for accounting purposes. Concurrently with the debt extinguishment, we elected the fair value option for the 2010 GSK Note. The difference between the carrying value of the 2010 GSK Note and the fair value of the amended and restated 2010 GSK Note was recorded as a loss on extinguishment of debt to non-operating earnings. Thereafter, any change to the fair value of the amended note was recorded as gain (loss) from valuation of convertible note payable to non-operating earnings.

The amended and restated 2010 GSK Note provided for a rollover into a new promissory note, effective as of the closing date of a qualifying initial public offering (the “Post-IPO GSK Note”). In October 2012, upon our initial public offering, the Post-IPO GSK Note was established in the principal amount of $5.4 million, which was equivalent to the original principal amount of $5.0 million plus accrued but unpaid interest of approximately $0.4 million. The 2010 GSK Note was simultaneously cancelled and obligations thereunder were terminated. In January 2015, the principal balance of the Post-IPO GSK Note was converted into common stock.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended March 31,
	2015	2014
Common stock options	2,813,279	2,350,252
Convertible note payable	—	1,425,127

Total	2,813,279	3,775,379

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of March 31, 2015, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of March 31, 2015			Gains	Losses
Corporate debt securities	2 or less	$106,842	$6	$(114)	$106,734
Certificates of deposit	2 or less	17,960	—	—	17,960
Commercial paper	1 or less	4,495	2	—	4,497

Total		$129,297	$8	$(114)	$129,191

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
As of December 31, 2014			Gains	Losses
Corporate debt securities	2 or less	$105,085	$2	$(167)	$104,920
Certificates of deposit	2 or less	14,600	—	—	14,600
Commercial paper	1 or less	2,895	1	—	2,896

Total		$122,580	$3	$(167)	$122,416

4. Fair Value Measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The accounting standards provide an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. The accounting standard prioritize the inputs used in measuring the fair value into the following hierarchy:

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	Fair value as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,991	$18,991	$—	$—
Corporate debt securities	106,734	—	106,734	—
Certificates of deposit	17,960	—	17,960	—
Commercial paper	4,497	—	4,497	—

	$148,182	$18,991	$129,191	$—

	Fair value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,072	$37,072	$—	$—
Corporate debt securities	104,920	—	104,920	—
Certificates of deposit	14,600	—	14,600	—
Commercial paper	2,896	—	2,896	—

	$159,488	$37,072	$122,416	$—

Liabilities:
Convertible note payable	$23,397	$—	$—	$23,397

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

The following table presents a reconciliation of the liability measured at fair value using significant unobservable inputs (Level 3) from December 31, 2014 to March 31, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,397
Change in estimated fair value of convertible note payable	1,811
Convertible note converted to shares of common stock	(25,208)

Balance at March 31, 2015	$—

We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of December 31, 2014 were volatility of 110%, risk-free rate of 0.10%, and credit spread of 9.7%. The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of December 31, 2014, the volatility input included 60% weighting of our historical volatility and 40% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. On January 29, 2015, the principal balance of the convertible note payable was converted into 1,356,738 shares of common stock, at a conversion price of $4.00 per share. A final valuation upon conversion at January 29, 2015 was performed, considering only the option characteristics of the note as its conversion was certain. Key inputs of volatility, risk-free rate and credit spread were considered, however, the final valuation was substantially driven by the number of shares of common stock issued upon conversion (1,356,738) and our stock price on the date of conversion ($18.58). Upon issuance of the common stock, the fair value of the convertible note was classified into stockholders equity.

We recorded a loss from the change in valuation of convertible note payable of $1.8 million and $2.1 million on the condensed statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, respectively.

5. Convertible Note Payable

In October 2012, in conjunction with our initial public offering the amended and restated 2010 GSK Note was rolled over into a new promissory note, and the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. At March 31, 2015 and December 31, 2014, the fair value of the Post-IPO GSK Note was zero and $23.4 million, respectively, and is classified as “Convertible note payable, at fair value” on the condensed balance sheets.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

March 31, 2015
Common stock options outstanding	6,605,989
Common stock options available for future grant	1,901,972
Employee Stock Purchase Plan	1,291,834

Total shares reserved for future issuance	9,799,795

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2015 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2014	6,643	$6.95
Granted	413	$16.39
Exercised	(423)	$1.64
Canceled/forfeited/expired	(27)	$11.36

Options outstanding at March 31, 2015	6,606	$7.86

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2015	2014
Stock options
Risk-free interest rate	1.7%	1.9%
Volatility	75.1%	74.0%
Dividend yield	0%	0%
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	1.8%	2.2%
Volatility	76.4%	70.1%
Dividend yield	0%	0%
Expected term (years)	6.0	6.4
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.1%
Volatility	72.9%	65.2%
Dividend yield	0%	0%
Expected term (years)	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Research and development	$1,956	$804
General and administrative	1,147	596

Total	$3,103	$1,400

7. Strategic Alliances and Collaborations

The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Sanofi	$18	$925
AstraZeneca	3,582	465
GSK	—	144
Biogen	600	87
Other	—	10

Total	$4,200	$1,631

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of March 31, 2015, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2015, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately five years.

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

We have evaluated the contingent event-based payments under the 2014 Sanofi Amendment and determined that the milestone payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the 2014 Sanofi Amendment for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

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

Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan.

In March 2015, we earned a $2.5 million preclinical milestone payment upon AstraZeneca’s selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107, as a lead compound under the agreement. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $495.5 million, including preclinical milestones of up to $2.5 million upon selection of a lead compound, up to $123.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.

In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we have agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca has agreed to fund 50% of the costs for additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca will fund 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. We have recognized revenue of $0.6 million for the three months ended March 31, 2015 for services outlined in the letter agreement. As of March 31, 2015, deferred revenue associated with the letter agreement was $2.7 million, which we are expecting to recognize in the period services are provided.

We have evaluated the contingent event-based payments under our collaboration and license agreement with AstraZeneca and determined that the preclinical payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of March 31, 2015, deferred revenue associated with the collaboration and license agreement and CSPA was $2.5 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately 1.5 years.

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

In June 2013, the HCV alliance was amended to state that RG-101, and other formulations thereof, will be developed by us independently of our alliance for the treatment of HCV. This amendment removed any further milestone or royalty obligations owed by GSK to us as it relates to RG-101. Concurrently with the amendment, we recorded the remaining $1.1 million in deferred revenue associated with the upfront payment from the HCV alliance, as our estimated period of performance was complete.

In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. Concurrently with the notice of termination, we recorded the remaining $3.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. The effective date of the termination was January 15, 2015 in accordance with the terms of the agreement.

Biogen

In August 2012, we entered into a collaboration and license agreement with Biogen pursuant to which we and Biogen agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We were also eligible to receive research milestone payments up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which was approximately two years based on the expected term of the research and development plan.

In June 2013, we amended the collaboration and license agreement to provide for revised terms with respect to the initial phase of the research plan and related milestone payment provisions. The amendment did not modify the maximum dollar amount we were originally eligible to receive in connection with the agreement, or our estimated period of performance. In October 2013 and November 2013, we received research milestone payments totaling $0.3 million under the August 2012 collaboration and license agreement.

In August 2014, we entered into a new collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for MS and simultaneously executed an agreement terminating the August 2012 collaboration and license agreement. As a result of the termination agreement, we recognized $0.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. Pursuant to the terms of the August 2014 collaboration and license agreement, we received an upfront payment of $2.0 million in August 2014. We are also eligible to receive research-based milestone payments up to an aggregate of $0.7 million. We determined that the elements within the August 2014 collaboration and license agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value to Biogen. As a result, we are recognizing revenue relating to the upfront payment of $2.0 million on a straight-line basis over the estimated period of performance, which is approximately one year based on the expected term of the research and development plan. In January 2015, we earned a $0.1 million research milestone payment under the August 2014 collaboration and license agreement.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen and determined that the research payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. As of March 31, 2015, deferred revenue associated with the collaboration and license agreement was $0.7 million which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately four months.

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Isis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. We did not purchase GalNAc-related materials from Alnylam in the three months ended March 31, 2015 and 2014.

In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under the Amended and Restated License and Collaboration Agreement (the “Additional patent Rights”). In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events.

In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf.

The following table summarizes the amounts included in our operating expenses as a result of costs incurred from services provided under the Sanofi agreement (in thousands):

	Three months ended March 31,
	2015	2014
Expenses incurred for services performed or out-of-pocket expenses under the Sanofi agreement	$400	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report, filed with the Securities and Exchange Commission on February 19, 2015. Past operating results are not necessarily indicative of results that may occur in future periods.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our prior or subsequent public offerings;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.

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

We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and disciplined drug discovery and development processes. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. We have formed a research collaboration with Biogen focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.

‘Clinical Map Initiative’ Goals

To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. Under this initiative, we are developing RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122 for the treatment of HCV and RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in oncology, fibrosis and metabolic diseases, both independently and with our strategic alliance partners AstraZeneca and Sanofi. Under our strategic alliance with AstraZeneca, they recently selected RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes. This represents our third candidate to be nominated for clinical development and achieves a key goal under our ‘Clinical Map Initiative’ for 2015.

Our additional goals under the ‘Clinical Map Initiative’ for 2015 are focused on advancing our clinical-stage programs, RG-101, RG-012, and RG-125, and expanding our biomarkers efforts to support our growing therapeutics portfolio. Specifically, we intend to initiate Phase II studies investigating RG-101 in combination with oral direct-acting antiviral agents, and further as a single agent with interim data expected by the end of 2015. In the RG-012 program, we intend to enroll up to 120 Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from ATHENA will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. In addition, we plan to initiate a Phase I study in the first half of 2015 to evaluate the safety and tolerability of RG-012 in healthy volunteers and to initiate a Phase II proof-of-concept study thereafter. In the RG-125 program, we and AstraZeneca are working toward the filing of an IND application with the goal to initiate a Phase I study in humans by the end of 2015. We are also continuing to advance several programs toward clinical development in oncology, fibrosis and other disease areas of interest to us and our strategic alliance partners.

FINANCIAL OPERATIONS OVERVIEW

Revenues

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts, the development of our therapeutic programs, and our Regulus microMarkersSM division. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, other clinical trial related vendors, consultants and our scientific advisors;

•	license fees; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the best targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 69 and have spent a total of approximately $151.3 million in research and development expenses through March 31, 2015.

We expect our research and development expenses to increase for the foreseeable future as we continue to advance our pre-clinical research programs toward the clinic, including initiating additional pre-clinical studies, continuing to conduct our ongoing clinical studies, and initiating additional clinical studies and other IND-enabling activities. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs, in the event it exercises its option to such program. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of acceptance of an IND application (or its foreign equivalent) in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items (in thousands):

	Three months ended March 31,		Increase/(Decrease)
	2015	2014
Revenue under strategic alliances	$4,200	$1,631	$2,569
Research and development expenses	13,427	9,604	3,823
General and administrative expenses	3,644	2,732	912
Loss from changes in valuation of convertible note payable	(1,811)	(2,124)	(313)

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
AstraZeneca	$3,582	$465
Sanofi	18	925
Biogen	600	87
GSK	—	144
Other	—	10

Total revenue under strategic alliances	$4,200	$1,631

Revenue under strategic alliances was $4.2 million for the three months ended March 31, 2015, compared to $1.6 million for the three months ended March 31, 2014.

Revenue under the AstraZeneca collaboration and license agreement increased to $3.6 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014. This change was primarily a result of earning a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes in March 2015. In January 2015, we and AstraZeneca entered into a letter agreement to perform additional research and development activities and to provide manufacturing support for RG-125. Revenue of $0.6 million was recognized under the side letter for the three months ended March 31, 2015.

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi decreased to less than $0.1 million for the three months ended March 31, 2015, compared to $0.9 million for the three months ended March 31, 2014. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.

In August 2014, we and Biogen entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS. Revenue recognized from our agreement with Biogen increased to $0.6 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. This change was primarily a result of amortization of the $2.0 million upfront payment received in August 2014 which is being recognized over the estimated one-year period of performance. In January 2015, we earned a $0.1 million research milestone under the collaboration and license agreement.

Revenue recognized from our product development and commercialization agreement with GSK decreased to zero for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014. The decrease resulted from the termination of the product development and commercialization agreement in January 2015.

As of March 31, 2015, we had $8.1 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies and remaining estimated period of performance.

Research and development expenses

Research and development expenses were $13.4 million for the three months ended March 31, 2015 compared to $9.6 million for the three months ended March 31, 2014. This change was primarily driven by an increase in costs for RG-101 and RG-125 of $0.4 million and $1.2 million, respectively, offset by a decrease in costs of $0.4 million for RG-012. Additionally, there was an increase in lab supplies and salaries and related benefits, including stock-based compensation, of $0.8 million and $1.5 million, respectively. Employees engaged in research and development activities increased to 69 employees as of March 31, 2015, compared to 59 as of March 31, 2014. We expect our research and development expenses to continue to increase for the remainder of 2015 compared to 2014 as we continue clinical studies and initiate additional pre-clinical and clinical programs.

General and administrative expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2015 compared to $2.7 million for the three months ended March 31, 2014. This increase was primarily driven by an increase in salaries and related benefits, including stock based compensation, of $0.8 million.

Loss from valuation of convertible note payable

We recorded a loss from changes in value of convertible notes payable of $1.8 million and $2.1 million in the statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, respectively. Changes in value were driven by changes in our stock price during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through March 31, 2015, we have received $69.0 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014.

As of March 31, 2015, we had $148.8 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(11,252)	$(9,029)
Investing activities	(7,390)	(10,483)
Financing activities	915	10,181

Total	$(17,727)	$(9,331)

Operating activities

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2015, compared to $9.0 million for the three months ended March 31, 2014. The increase in net cash used in operating activities was attributable in part to a net loss to $14.5 million for the three months ended March 31, 2015 compared to a net loss of $12.7 million for the three months ended March 31, 2014. Adjustments for non-cash charges increased by $1.4 million for the three months ended March 31, 2015, primarily as a result of a $1.7 million increase in stock-based compensation offset by a $0.3 million decrease associated with the loss in valuation of the Post-IPO GSK Note. Changes in working capital resulted in an increase in net cash used in operating activities of $1.9 million for the three months ended March 31, 2015 over the three months ended March 31, 2014. This change was primarily driven by an increase in contracts and other receivables of $2.5 million associated with a receivable for a milestone payment from the AstraZeneca strategic alliance, earned in March 2015.

Investing activities

Net cash used in investing activities for the periods presented primarily relate to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment, while satisfying the liquidity needs of the company. As such, for the three months ended March 31, 2015 and 2014, net cash used in investing activities primarily reflects the net purchase of short-term investments, offset by sales and maturities. The net purchases of short-term investments were $7.1 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively.

Financing activities

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2015, compared to $10.2 million for the three months ended March 31, 2014. The decrease in net cash provided by financing activities was primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventis, which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, excluding $0.4 million in proceeds from the private placement attributed as consideration for the 2014 Sanofi Amendment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2015, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

We have incurred losses in each year since our inception in September 2007. Our net losses were $14.5 million and $12.7 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $150.3 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to develop metabolic and oncology programs. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize such product candidates, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidates. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidates and may not have the resources to do so unless we are able to enter into another strategic alliance for these product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated clinical development of RG-101 and RG-012 however, it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, will cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the U.S. PTO or foreign patent offices. For example, re-examination of, or oppositions to, patents owned by or licensed to us have previously been initiated, and while we believe these concluded proceedings did not result in a commercially relevant impact on the individual patents, any successful challenge of patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our strategic alliance partners may develop.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2015, we had 86 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through April 24, 2015. The trading price of our common stock is likely to continue to be volatile.

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

As of April 24, 2015, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statement on Form S-3 which became effective in April 2014, up to 7,320,589 shares held by certain of our stockholders remain available for resale thereunder. In addition, pursuant to our registration statement on Form S-3 filed April 8, 2015, an additional 3,270,966 shares held by certain of our stockholders became available for resale thereunder. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Pursuant to our registration statement on Form S-3 that became effective on April 16, 2014, we may sell up to $18.2 million of common stock or warrants from time to time in one or more public offerings. On April 8, 2015, we filed a shelf registration statement on Form S-3, which became effective upon filing due to our status as a well-known, seasoned issuer (“WKSI”). Under the shelf registration statement, we may offer to sell from time to time in one or more offerings shares of our common stock. Except as limited by the number of shares authorized under our certificate of incorporation and available for future issuance, no limit exists on the aggregate number of shares of common stock we may sell pursuant to the registration statement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling stockholders.

Pursuant to our 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and ESPP each year.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	establishing the state of Delaware as the sole forum for certain legal actions against the Company, its officers and directors; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 29, 2015, we agreed to convert the outstanding principal balance under the Post-IPO GSK Note into 1,356,738 shares of our common stock, reflecting a conversion price of $4.00 per share. No underwriters were involved in the original issuance of the Post-IPO GSK Note or the conversion thereof into shares of our common stock. We relied on exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for both the original issuance of the Post-IPO GSK Note and the subsequent conversion thereof into shares of our common stock.

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

Regulus Therapeutics Inc.

Date: May 7, 2015	By:	/s/ Kleanthis G. Xanthopoulos
Kleanthis G. Xanthopoulos, Ph.D.
President and Chief Executive Officer

Date: May 7, 2015	By:	/s/ David L. Szekeres
David L. Szekeres
Chief Business Officer and General Counsel
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1+	Kleanthis G. Xanthopoulos, Ph.D. Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2015).

10.2+	Neil W. Gibson, Ph.D. Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2015).

10.3+	Paul Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2015).

10.4+	David L. Szekeres, Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2015).

10.5†	Letter Agreement, dated as of January 30, 2015, by and between the Registrant and AstraZeneca AB.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
†	We have requested confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.