Form 10-Q
period 2015-06-30
Regulus Therapeutics Inc.
filed 2015-08-05
CIK 1505512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2015, the registrant had 51,919,532 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,084	$37,327
Short-term investments	118,284	122,416
Contract and other receivables	616	274
Prepaid and other current assets	4,105	4,934

Total current assets	144,089	164,951
Property and equipment, net	3,310	3,568
Intangibles, net	1,072	1,150
Other assets	1,794	1,811

Total assets	$150,265	$171,480

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,407	$2,188
Accrued liabilities	6,834	4,402
Accrued compensation	2,274	2,108
Current portion of deferred revenue	3,032	3,097
Convertible note payable, at fair value	—	23,397

Total current liabilities	14,547	35,192
Deferred revenue, less current portion	2,287	3,252
Other long-term liabilities	804	1,022

Total liabilities	17,638	39,466
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 51,533,416 and 48,944,530 shares issued and outstanding at June 30, 2015 (unaudited) and December 31, 2014, respectively	52	49
Additional paid-in capital	304,019	267,929
Accumulated other comprehensive loss	(155)	(197)
Accumulated deficit	(171,289)	(135,767)

Total stockholders’ equity	132,627	132,014

Total liabilities and stockholders’ equity	$150,265	$171,480

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$3,834	$736	$8,034	$2,367

Total revenues	3,834	736	8,034	2,367
Operating expenses:
Research and development	19,201	10,795	32,628	20,399
General and administrative	5,814	2,954	9,458	5,686

Total operating expenses	25,015	13,749	42,086	26,085

Loss from operations	(21,181)	(13,013)	(34,052)	(23,718)
Other income (expense):
Interest and other income	151	97	351	197
Interest expense	(7)	(10)	(16)	(21)
Gain (loss) from valuation of convertible note payable	—	953	(1,811)	(1,171)

Loss before income taxes	(21,037)	(11,973)	(35,528)	(24,713)
Income tax benefit (expense)	2	—	6	(1)

Net loss	$(21,035)	$(11,973)	$(35,522)	$(24,714)

Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(2)	17	55	(26)

Comprehensive loss	$(21,037)	$(11,956)	$(35,467)	$(24,740)

Net loss per share:
Basic	$(0.41)	$(0.28)	$(0.70)	$(0.57)

Diluted	$(0.41)	$(0.29)	$(0.70)	$(0.57)

Weighted average shares used to compute net loss per share:
Basic	51,073,488	43,362,483	50,575,096	43,028,198

Diluted	51,073,488	44,799,536	50,575,096	43,028,198

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(35,522)	$(24,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	798	700
Loss from valuation of convertible note payable	1,811	1,171
Stock-based compensation	8,972	3,083
Amortization of premium on investments, net	801	876
Loss on disposal of long-term assets	56	18
Change in operating assets and liabilities:
Contracts and other receivables	(50)	—
Prepaid and other current assets	846	(1,197)
Accounts payable	130	1,729
Accrued liabilities	2,459	1,412
Accrued compensation	167	(109)
Deferred revenue	(1,323)	(1,896)
Deferred rent and other liabilities	(160)	(124)

Net cash used in operating activities	(21,015)	(19,051)

Investing activities
Purchases of short-term investments	(46,281)	(48,301)
Maturities and sales of short-term investments	49,645	50,120
Purchases of property and equipment	(410)	(731)
Acquisition of intangibles	(19)	(34)

Net cash provided by investing activities	2,935	1,054

Financing activities
Proceeds from issuance of common stock, net	257	9,728
Proceeds from exercise of common stock options	1,655	556
Principal payments on other long-term obligations	(75)	(70)

Net cash provided by financing activities	1,837	10,214

Net decrease in cash and cash equivalents	(16,243)	(7,783)
Cash and cash equivalents at beginning of period	37,327	17,807

Cash and cash equivalents at end of period	$21,084	$10,024

Supplemental disclosure of cash flow information
Interest paid	$15	$21

Income taxes paid	$1	$1

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$90	$117

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

We assess whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, we will account for that milestone payment using a method consistent with the related units of accounting for the arrangement over the related performance period.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation expense using the accelerated multiple-option approach. Under the accelerated multiple-option approach (also known as the graded-vesting method), we recognize compensation expense over the requisite service period for each separately vesting tranche of the award as though the award was in substance multiple awards, resulting in accelerated expense recognition over the vesting period. For performance-based awards granted to employees (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-19”). Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on our financial position, results of operations and cash flows.

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

Applicable accounting standards provides that a contract convertible into common stock that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Adding back the gain from the change in valuation of the convertible note payable for the three months ended June 30, 2014 to the numerator and adding the number of shares to be issued upon conversion of the convertible note payable into the denominator of the diluted earnings per share calculation resulted in an increase to the loss per share for the period. There is no difference in net loss or the number of shares used to calculate basic and diluted shares outstanding for the three months ended June 30, 2015 and the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the adjustment to net loss for the diluted net loss per share calculation for the three months ended June 30, 2014 (in thousands):

Net loss	$(11,973)
Less: gain from change in valuation of note payable	953

Net loss used to compute diluted net loss per share	$(12,926)

The following table summarizes the adjustment to weighted average shares outstanding for the diluted net loss per share calculation for the three months ended June 30, 2014 (in common equivalent shares):

Weighted average shares outstanding used for basic net loss per share	43,362,483
Plus: weighted average shares of convertible note payable	1,437,053

Weighted average shares outstanding used for diluted net loss per share	44,799,536

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Common stock options	2,905,340	2,052,638	3,331,699	2,607,245
Convertible note payable	—	—	—	1,437,053

Total	2,905,340	2,052,638	3,331,699	4,044,298

3. Investments

We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of June 30, 2015, our short-term investments had a weighted average maturity of less than two years.

The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2015
Corporate debt securities	2 or less	$97,934	$5	$(114)	$97,825
Certificates of deposit	2 or less	16,760	—	—	16,760
Commercial paper	1 or less	3,698	1	—	3,699

Total		$118,392	$6	$(114)	$118,284

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2014
Corporate debt securities	2 or less	$105,085	$2	$(167)	$104,920
Certificates of deposit	2 or less	14,600	—	—	14,600
Commercial paper	1 or less	2,895	1	—	2,896

Total		$122,580	$3	$(167)	$122,416

4. Fair Value Measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The accounting standards provide an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. The accounting standards prioritize the inputs used in measuring the fair value into the following hierarchy:

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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair value as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,578	$19,578	$—	$—
Corporate debt securities	97,825	—	97,825	—
Certificates of deposit	16,760	—	16,760	—
Commercial paper	3,699	—	3,699	—

	$137,862	$19,578	$118,284	$—

	Fair value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,072	$37,072	$—	$—
Corporate debt securities	104,920	—	104,920	—
Certificates of deposit	14,600	—	14,600	—
Commercial paper	2,896	—	2,896	—

	$159,488	$37,072	$122,416	$—

Liabilities:
Convertible note payable	$23,397	$—	$—	$23,397

We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

The following table presents a reconciliation of the liability measured at fair value using significant unobservable inputs (Level 3) from December 31, 2014 to June 30, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,397
Change in estimated fair value of convertible note payable	1,811
Convertible note converted to shares of common stock	(25,208)

Balance at June 30, 2015	$—

We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of December 31, 2014 were volatility of 110%, risk-free rate of 0.10% and credit spread of 9.7%. The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of December 31, 2014, the volatility input included 60% weighting of our historical volatility and 40% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. On January 29, 2015, the principal balance of the convertible note payable was converted into 1,356,738 shares of common stock, at a conversion price of $4.00 per share. A final valuation upon conversion at January 29, 2015 was performed, considering only the option characteristics of the note as its conversion was certain. Key inputs of volatility, risk-free rate and credit spread were considered, however, the final valuation was substantially driven by the number of shares of common stock issued upon conversion (1,356,738) and our stock price on the date of conversion ($18.58). Upon issuance of the common stock, the fair value of the convertible note was classified into stockholders equity.

We recorded a loss from the change in valuation of the convertible note payable of zero and $1.8 million on the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015, respectively. We recorded a gain of $1.0 million for the three months ended June 30, 2014 and a loss of $1.2 million for the six months ended June 30, 2014.

5. Convertible Note Payable

In October 2012, in conjunction with our initial public offering the amended and restated 2010 GSK Note was rolled over into a new promissory note, and the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. At December 31, 2014, the fair value of the Post-IPO GSK Note was $23.4 million and was classified as “Convertible note payable, at fair value” on the condensed balance sheets. On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock were reserved for future issuance as of June 30, 2015:

Common stock options outstanding	6,064,456
Common stock available for future grant	1,672,578
Employee Stock Purchase Plan	1,291,834

Total common shares reserved for future issuance	9,028,868

The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2015 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2014	6,643	$6.95
Granted	1,141	$12.50
Exercised	(1,206)	$1.48
Canceled/forfeited/expired	(514)	$11.32

Options outstanding at June 30, 2015	6,064	$8.71

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options
Risk-free interest rate	1.8%	1.9%	1.8%	1.9%
Volatility	79.1%	72.4%	78.8%	73.1%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	2.0%	1.8%	2.1%
Volatility	—	69.0%	76.4%	69.6%
Dividend yield	—	0%	0%	0%
Expected term (years)	—	6.3	6.0	6.3
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	76.9%	71.5%	74.9%	68.4%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$3,496	$854	$5,452	$1,658
General and administrative	2,373	830	3,520	1,425

Total	$5,869	$1,684	$8,972	$3,083

7. Strategic Alliances and Collaborations

The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
AstraZeneca	$3,066	$465	$6,648	$929
Sanofi	18	18	36	944
GSK	—	144	—	288
Biogen	750	86	1,350	173
Other	—	23	—	33

Total	$3,834	$736	$8,034	$2,367

AstraZeneca

In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we have agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we are required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application (“IND”) or the end of the research term, which extends until the fourth anniversary of the date of the agreement, and may be extended only by mutual written agreement of us and AstraZeneca. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of allice product candidates.

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

In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we have agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca has agreed to fund 50% of the costs for additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca will fund 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. We have recognized $2.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively, for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of June 30, 2015, deferred revenue from advanced payments associated with the letter agreement was $0.9 million, which we will recognize in the period services are provided.

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

Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of June 30, 2015, deferred revenue associated with the collaboration and license agreement and CSPA was $2.0 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately one year.

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport Syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of June 30, 2015, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2015, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately five years.

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

In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. Concurrently with the notice of termination, we recorded the remaining $3.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. The effective date of the termination was January 15, 2015, in accordance with the terms of the agreement.

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

In August 2014, we entered into a new collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for MS and simultaneously executed an agreement terminating the August 2012 collaboration and license agreement. As a result of the termination agreement, we recognized $0.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. Pursuant to the terms of the August 2014 collaboration and license agreement, we received an upfront payment of $2.0 million in August 2014. We determined that the elements within the August 2014 collaboration and license agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value to Biogen. As a result, we are recognizing revenue relating to the upfront payment of $2.0 million on a straight-line basis over the estimated period of performance, which is approximately one year based on the expected term of the research and development plan. In January 2015 and May 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million and $0.3 million, respectively. Under the August 2014 collaboration and license agreement, we could receive additional research-based milestone payments of $0.3 million.

We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen and determined that the research milestone payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. As of June 30, 2015, deferred revenue associated with the collaboration and license agreement was $0.2 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately one month.

8. Related Party Transactions

We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.

In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under the Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”). In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or six months ended June 30, 2015.

In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were zero and $0.4 million for the three and six months ended June 30, 2015, respectively.

9. Subsequent Events

In July 2015, we entered into a lease agreement (“Lease”) with Walton Torrey Owner B, L.L.C. to relocate our corporate headquarters and research facility to a new location at 10614 Science Center Drive, San Diego, California. Pursuant to the Lease, we will increase our office and lab space to approximately 59,000 square feet. The Lease term is expected to commence in the first half of 2016 and expires 96 months after the Commencement Date. We have an option to extend the Lease for an additional five years.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to our research and development activities, preclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations, if any;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.

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

microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. To date, approximately 800 microRNAs have been identified in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.

RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by affecting the translation of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate several genes that are instrumental for the normal function of a biological pathway.

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

We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible, proprietary technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate, including small molecules and monoclonal antibodies. We have formed a research collaboration with Biogen focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.

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

In 2015, we intend to initiate Phase II studies investigating RG-101 in combination with oral direct-acting antiviral agents, and further as a single agent, with interim data expected by the end of 2015. Recently, we initiated a Phase I study to evaluate the safety and tolerability of RG-012 in healthy volunteers. While the Phase I study is ongoing, we continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from ATHENA will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. In the RG-125 program, we and AstraZeneca are working toward the filing of an IND application with the goal to initiate a Phase I study in humans by the end of 2015. We are also continuing to advance several programs toward clinical development in oncology, fibrosis and other disease areas of interest to us and our strategic alliance partners.

FINANCIAL OPERATIONS OVERVIEW

Revenues

Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.

In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our strategic alliance partners do not elect or otherwise agree to fund our development costs pursuant to our strategic alliance agreements, or we or our strategic alliance partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

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

Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 69 and have spent a total of approximately $170.5 million in research and development expenses through June 30, 2015.

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

Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, as well as ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional strategic alliances in the future in order to advance our various programs.

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

Other income (expense), net

Other income (expense) consists primarily of interest income and expense, and, on occasion, income or expense of a non-recurring nature, including changes in the valuation of the convertible note payable from period to period. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under the convertible note payable and equipment and tenant improvement financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies since December 31, 2014. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our most recent Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue under strategic alliances	$3,834	$736	$8,034	$2,367
Research and development expenses	19,201	10,795	32,628	20,399
General and administrative expenses	5,814	2,954	9,458	5,686
Gain (loss) from valuation of convertible note payable	—	953	(1,811)	(1,171)

Revenue under strategic alliances

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
AstraZeneca	$3,066	$465	$6,648	$929
Sanofi	18	18	36	944
GSK	—	144	—	288
Biogen	750	86	1,350	173
Other	—	23	—	33

Total revenues under strategic alliances and collaborations	$3,834	$736	$8,034	$2,367

Revenue under strategic alliances was $3.8 million and $8.0 million for the three and six months ended June 30, 2015, respectively, compared to $0.7 million and $2.4 million, respectively, for the same periods in 2014.

Revenue under the AstraZeneca collaboration and license agreement increased to $3.1 million and $6.6 million for the three and six months ended June 30, 2015, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2014. In January 2015, we and AstraZeneca entered into a letter agreement pursuant to which we agreed to perform additional research and development activities and to provide manufacturing support for RG-125. Revenue of $2.6 million and $3.2 million was recognized under the letter agreement for the three and six months ended June 30, 2015, respectively. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes.

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi decreased to less than $0.1 million for the three and six months ended June 30, 2015, compared to less than $0.1 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.

In August 2014, we and Biogen entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS. Revenue recognized from our agreement with Biogen increased to $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. This change was primarily a result of amortization of the $2.0 million upfront payment received in August 2014 which is being recognized over the estimated period of performance. In January 2015 and May 2015, we earned research milestones of $0.1 million and $0.3 million, respectively, under the collaboration and license agreement.

Revenue recognized from our product development and commercialization agreement with GSK decreased to zero for the three and six months ended June 30, 2015, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively. The decrease resulted from the termination of the product development and commercialization agreement in January 2015.

As of June 30, 2015, we had $5.3 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.

Research and development expenses

Research and development expenses were $19.2 million and $32.6 million for the three and six months ended June 30, 2015, respectively, compared to $10.8 million and $20.4 million, respectively, for the same periods in 2014. This change was primarily driven by a net increase in our aggregate pre-clinical studies and clinical trial program costs of $4.9 million and $6.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Specifically, clinical trial costs for RG-101 increased by $3.2 million and $3.6 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This increase was due to costs incurred associated with initiating Phase II studies for RG-101. Pre-clinical study costs for RG-125 increased by $2.6 million and $3.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This increase was due to costs incurred associated with additional research and development activities and product manufacturing. These increases were partially offset by decreases in clinical trial costs for RG-012 of $1.0 million and $1.4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. In addition, personnel costs, including stock based compensation, increased by $3.3 million and $4.7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This was principally driven by an increase in employees engaged in research and development activities to 69 as of June 30, 2015 compared to 64 as of June 30, 2014. Additionally, contributing to the increase in personnel costs and non-cash stock-based compensation expense was a non-recurring severance charge of $1.3 million associated with the resignation of our former chief scientific officer, including $0.9 million of non-cash stock-based compensation expense. We expect our research and development expenses to continue to increase to the extent we continue clinical studies and initiate additional pre-clinical and clinical programs.

General and administrative expenses

General and administrative expenses were $5.8 million and $9.5 million for the three and six months ended June 30, 2015, respectively, compared to $3.0 million and $5.7 million for the same periods in 2014. This change was primarily driven by an increase in personnel costs, including non-cash stock based compensation, of $2.5 million and $3.3 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This increase was principally driven by a non-recurring severance charge of $3.3 million associated with the resignation of our former chief executive officer, including $2.3 million of non-cash stock-based compensation expense.

Gain/loss from valuation of convertible note payable

We recorded a loss from changes in value of the convertible note payable of zero and $1.8 million for the three and six months ended June 30, 2015, respectively, compared to a gain of $1.0 million and a loss of $1.2 million for the three and six months ended June 30, 2014, respectively. Changes in value were driven by changes in our stock price during the respective periods. In January 2015, the convertible note payable was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through June 30, 2015, we have received $74.4 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013, and $76.3 million in net proceeds from our public offering in November 2014.

As of June 30, 2015, we had $139.4 million in cash, cash equivalents and short-term investments. The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(21,015)	$(19,051)
Investing activities	2,935	1,054
Financing activities	1,837	10,214

Total	$(16,243)	$(7,783)

Operating activities

Net cash used in operating activities was $21.0 million for the six months ended June 30, 2015, compared to $19.1 million for the six months ended June 30, 2014. The increase in net cash used in operating activities was attributable in part to a net loss of $35.5 million for the six months ended June 30, 2015 compared to a net loss of $24.7 million for the six months ended June 30, 2014. Adjustments for non-cash charges increased by $6.6 million for the six months ended June 30, 2015, primarily as a result of a $5.9 million increase in stock-based compensation and a $0.6 million increase associated with the change in value of convertible note payable. Changes in working capital resulted in net cash provided by operating activities of $2.1 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $0.2 million for the six months ended June 30, 2014.

Investing activities

Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment, while satisfying our liquidity needs. As such, for the six months ended June 30, 2015 and 2014, net cash provided by investing activities primarily reflects the net sale of short-term investments, offset by purchases and maturities. The net sales and maturities of short-term investments were $3.4 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Financing activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2015, compared to $10.2 million for the six months ended June 30, 2014. The decrease in net cash provided by financing activities was primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventis, which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, excluding $0.4 million in proceeds from the private placement attributed as consideration for the 2014 Sanofi Amendment. This decrease was partially offset by an increase in proceeds from the exercise of common stock options for the six months ended June 30, 2015 of $1.1 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2015, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. *

We are a biopharmaceutical company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical and clinical studies for our initial programs. We have initiated clinical development of RG-101 and RG-012 however, we have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred losses in each year since our inception in September 2007. Our net losses were $21.0 million and $12.0 million for the three months ended June 30, 2015 and 2014, respectively, and $35.5 million and $24.7 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $171.3 million.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, may cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year. In addition, we have adopted an Inducement Plan pursuant to which our management may grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. In the event we grant options pursuant to our Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2015, we had 85 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. We intend to relocate our corporate headquarters and research facility to a new facility in the first half of 2016. If we are unable to transition our technology, personnel and operations in a cost-efficient and timely manner, we may experience disruptions that negatively impact our business, objectives, financial condition and results of operations. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.*

Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through July 24, 2015. The trading price of our common stock is likely to continue to be volatile.

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

Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of July 24, 2015, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies could make our common stock less attractive to investors. *

We are currently an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-

Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2017, although we may lose that status sooner. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statements on Form S-3 which became effective in April 2014 and in April 2015, up to 10,248,422 shares held by certain of our stockholders remain available for resale thereunder. We may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and ESPP each year. In addition, pursuant to our Inducement Plan, our management is authorized to grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 31, 2015, we entered into a lease agreement with Walton Torrey Owner B, L.L.C. for approximately 59,000 square feet of office and laboratory space located at 10614 Science Center Drive, San Diego, California 92121. We intend to utilize the facility space as our new corporate headquarters. The lease term is expected to commence in the first half of 2016 and expire 96 months after the commencement date, subject to our option to extend the lease for an additional five years. The initial monthly base rent will be $3.45 per square foot with annual increases of approximately 3% per year, provided we will only be charged base rent on 50% of the leased premises for the first 12 months of the lease term. The foregoing description of the lease agreement does not purport to be complete and is qualified in its entirety by reference to the lease agreement, a copy of which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

For a list of exhibits filed with this quarterly report on Form 10-Q, refer to the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: August 4, 2015	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By:	/s/ David L. Szekeres
David L. Szekeres
Chief Business Officer and General Counsel
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1+	Paul Grint, M.D., Base Salary and Target Bonus Increases, effective June 1, 2015.

10.2	Office Lease by and between the Registrant and Walton Torrey Owner B, L.L.C., dated July 31, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.