Form 10-Q
period 2015-09-30
Regulus Therapeutics Inc.
filed 2015-11-06
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-Q
             __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670
         ___________________________________________________________
Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)
         ___________________________________________________________

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Ct., Suite 210 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
858-202-6300
(Registrant’s Telephone Number, Including Area Code)
___________________________________________________________
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
As of October 30, 2015, the registrant had 52,342,653 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEMS 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,324	$37,327
Short-term investments	112,002	122,416
Restricted cash	1,400	—
Contract and other receivables	325	274
Prepaid and other current assets	4,759	4,934
Total current assets	136,810	164,951
Property and equipment, net	3,488	3,568
Intangibles, net	1,072	1,150
Other assets	2,077	1,811
Total assets	$143,447	$171,480
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,392	$2,188
Accrued liabilities	7,409	4,402
Accrued compensation	1,999	2,108
Current portion of deferred revenue	2,009	3,097
Convertible note payable, at fair value	—	23,397
Total current liabilities	14,809	35,192
Deferred revenue, less current portion	2,083	3,252
Other long-term liabilities	693	1,022
Total liabilities	17,585	39,466
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,342,653 and 48,944,530 shares issued and outstanding at September 30, 2015 (unaudited) and December 31, 2014, respectively	52	49
Additional paid-in capital	310,233	267,929
Accumulated other comprehensive loss	(134)	(197)
Accumulated deficit	(184,289)	(135,767)
Total stockholders’ equity	125,862	132,014
Total liabilities and stockholders’ equity	$143,447	$171,480
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$1,865	$1,083	$9,899	$3,450
Total revenues	1,865	1,083	9,899	3,450
Operating expenses:
Research and development	10,965	10,173	43,593	30,572
General and administrative	4,245	2,569	13,703	8,255
Total operating expenses	15,210	12,742	57,296	38,827
Loss from operations	(13,345)	(11,659)	(47,397)	(35,377)
Other income (expense):
Interest and other income	335	86	686	283
Interest expense	(6)	(10)	(22)	(31)
Gain (loss) from valuation of convertible note payable	—	1,785	(1,811)	614
Loss before income taxes	(13,016)	(9,798)	(48,544)	(34,511)
Income tax benefit (expense)	16	—	22	(1)
Net loss	$(13,000)	$(9,798)	$(48,522)	$(34,512)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	40	(24)	96	(50)
Comprehensive loss	$(12,960)	$(9,822)	$(48,426)	$(34,562)
Net loss per share:
Basic	$(0.25)	$(0.23)	$(0.95)	$(0.80)
Diluted	$(0.25)	$(0.26)	$(0.95)	$(0.80)
Weighted average shares used to compute net loss per share:
Basic	51,990,460	43,406,251	51,052,068	43,155,601
Diluted	51,990,460	44,855,463	51,052,068	43,155,601
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(48,522)	$(34,512)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,177	1,098
Loss (gain) from valuation of convertible note payable	1,811	(614)
Stock-based compensation	11,607	4,710
Amortization of premium on investments, net	1,130	1,235
Loss on disposal of long-term assets	73	18
Change in operating assets and liabilities:
Contracts and other receivables	(50)	50
Prepaid and other current assets	(91)	(882)
Accounts payable	1,024	1,470
Accrued liabilities	1,649	610
Accrued compensation	(109)	147
Deferred revenue	(2,257)	(980)
Deferred rent and other liabilities	(257)	(203)
Net cash used in operating activities	(32,815)	(27,853)
Investing activities
Purchases of short-term investments	(67,064)	(52,268)
Sales and maturities of short-term investments	76,411	63,074
Purchases of property and equipment	(873)	(1,120)
Acquisition of intangibles	(40)	(53)
Net cash provided by investing activities	8,434	9,633
Financing activities
Proceeds from issuance of common stock, net	492	9,853
Proceeds from exercise of common stock options	5,001	624
Principal payments on other long-term obligations	(115)	(106)
Net cash provided by financing activities	5,378	10,371
Net decrease in cash and cash equivalents	(19,003)	(7,849)
Cash and cash equivalents at beginning of period	37,327	17,807
Cash and cash equivalents at end of period	$18,324	$9,958
Supplemental disclosure of cash flow information
Restricted cash received	$1,400	$—
Interest paid	$(22)	$(30)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for property and equipment, net	$179	$—
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
Use of Estimates
Our condensed financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
Revenue Recognition
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements. We recognize revenues when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.
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
Fair Value Option
Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: (1) applied instrument by instrument, (2) irrevocable, and (3) applied to an entire instrument.
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
Clinical Trial and Pre-Clinical Study Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds are restricted to costs associated with the relocation of our corporate headquarters.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-19”). Adoption of ASU No. 2014-9 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on our financial position, results of operations and cash flows.
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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plans and convertible note payable, which was converted into common stock in January 2015.
Applicable accounting standards provide that a contract convertible into common stock that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Adding back the gain from the change in valuation of the convertible note payable for the three months ended September 30, 2014 to the numerator and adding the number of shares to be issued upon conversion of the convertible note payable into the denominator of the diluted earnings per share calculation resulted in an increase to the loss per share for the period. The impact of the conversion to the numerator and denominator for the nine months ended September 30, 2014 was anti-dilutive, and therefore was excluded. There is no difference in net loss or the number of shares used to calculate basic and diluted shares outstanding for the three and nine months ended September 30, 2015.
The following table summarizes the adjustment to net loss for the diluted net loss per share calculation for the three months ended September 30, 2014 (in thousands):

Net loss	$(9,798)
Less: gain from change in valuation of note payable	1,785
Net loss used to compute diluted net loss per share	$(11,583)
The following table summarizes the adjustment to weighted average shares outstanding for the diluted net loss per share calculation for the three months ended September 30, 2014 (in common equivalent shares):

Weighted average shares outstanding used for basic net loss per share	43,406,251
Plus: weighted average shares of convertible note payable	1,449,212
Weighted average shares outstanding used for diluted net loss per share	44,855,463
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Common stock options	2,269,605	1,949,096	2,499,389	2,313,182
Convertible note payable	—	—	—	1,449,212
Total	2,269,605	1,949,096	2,499,389	3,762,394

3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of September 30, 2015, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2015
Corporate debt securities	2 or less	$93,192	$12	$(81)	$93,123
Certificates of deposit	2 or less	15,080	—	—	15,080
Commercial paper	1 or less	3,798	1	—	3,799
Total		$112,070	$13	$(81)	$112,002

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2014
Corporate debt securities	2 or less	$105,085	$2	$(167)	$104,920
Certificates of deposit	2 or less	14,600	—	—	14,600
Commercial paper	1 or less	2,895	1	—	2,896
Total		$122,580	$3	$(167)	$122,416
4. Fair Value Measurements
We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair value as of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,830	$16,830	$—	$—
Corporate debt securities	93,123	—	93,123	—
Certificates of deposit	15,080	—	15,080	—
Commercial paper	3,799	—	3,799	—
	$128,832	$16,830	$112,002	$—

	Fair value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,072	$37,072	$—	$—
Corporate debt securities	104,920	—	104,920	—
Certificates of deposit	14,600	—	14,600	—
Commercial paper	2,896	—	2,896	—
	$159,488	$37,072	$122,416	$—
Liabilities:
Convertible note payable	$23,397	$—	$—	$23,397
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
The following table presents a reconciliation of the liability measured at fair value using significant unobservable inputs (Level 3) from December 31, 2014 to September 30, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,397
Change in estimated fair value of convertible note payable	1,811
Convertible note converted to shares of common stock	(25,208)
Balance at September 30, 2015	$—
We used an income approach in the form of a convertible bond valuation model to value the convertible note payable. The convertible bond model considered the debt and option characteristics of the note. The key inputs to the model as of

December 31, 2014 were volatility of 110%, risk-free rate of 0.10% and credit spread of 9.7%. The volatility inputs were based on historical and implied volatility of peer companies. Peer companies were materially consistent with those used to determine volatility for stock-based compensation. Beginning in 2014, our historical volatility was included with the peer companies for purposes of estimating volatility. As of December 31, 2014, the volatility input included 60% weighting of our historical volatility and 40% weighting of historical and implied volatility of peer companies. The risk-free rate inputs were based on the yield of US Treasury Strips as of each date. The credit spread inputs were based on an analysis of our creditworthiness and market rates for comparable straight debt instruments. On January 29, 2015, the principal balance of the convertible note payable was converted into 1,356,738 shares of common stock, at a conversion price of $4.00 per share. A final valuation upon conversion at January 29, 2015 was performed, considering only the option characteristics of the note as its conversion was certain. Key inputs of volatility, risk-free rate and credit spread were considered, however, the final valuation was substantially driven by the number of shares of common stock issued upon conversion (1,356,738) and our stock price on the date of conversion ($18.58). Upon issuance of the common stock, the fair value of the convertible note was classified into stockholders' equity.
We recorded a loss from the change in valuation of the convertible note payable of zero and $1.8 million on the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2015, respectively. We recorded a gain of $1.8 million and $0.6 million for the three and nine months ended September 30, 2014.
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
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2015:

Common stock options outstanding	5,781,674
Common stock available for future grant	2,177,821
Employee Stock Purchase Plan	1,260,136
Total common shares reserved for future issuance	9,219,631
The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2015 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2014	6,643	$6.95
Granted	1,776	$11.23
Exercised	(1,984)	$2.58
Canceled/forfeited/expired	(653)	$11.28
Options outstanding at September 30, 2015	5,782	$9.27
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options
Risk-free interest rate	1.7%	2.0%	1.8%	1.9%
Volatility	78.9%	70.1%	78.8%	73.0%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	1.6%	—	1.8%	2.1%
Volatility	79.3%	—	76.7%	69.6%
Dividend yield	—	—	—	—
Expected term (years)	6.1	0	6.0	6.3
Employee stock purchase plan shares
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%
Volatility	77.1%	71.3%	75.6%	69.4%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$1,048	$890	$6,500	$2,548
General and administrative	1,586	737	5,107	2,162
Total	$2,634	$1,627	$11,607	$4,710
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
AstraZeneca	$1,380	$465	$8,028	$1,394
Sanofi	18	18	54	961
GSK	—	144	—	433
Biogen	467	449	1,817	622
Other	—	7	—	40
Total	$1,865	$1,083	$9,899	$3,450
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
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we have agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca has agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca will fund 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. We have recognized $0.9 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of September 30, 2015, deferred revenue from advanced payments associated with the letter agreement was $0.4 million, which we will recognize in the period services are provided.
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
Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of September 30, 2015, deferred revenue associated with the collaboration and license agreement and CSPA was $1.6 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately one year.

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

In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of September 30, 2015, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2015, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately four years.
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
In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. Concurrently with the notice of termination, we recorded the remaining $3.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. The effective date of the termination was January 15, 2015.
Biogen
In August 2012, we entered into a collaboration and license agreement with Biogen pursuant to which we and Biogen agreed to collaborate on microRNA biomarkers for multiple sclerosis (“MS”). Under the terms of the agreement, in August 2012 we received an upfront payment of $0.8 million. We were also eligible to receive research milestone payments of up to an aggregate of $1.3 million. We considered the elements within the collaboration and license agreement as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue relating to the upfront payment of $0.8 million on a straight-line basis over our estimated period of performance, which was approximately two years based on the expected term of the research and development plan.
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
In August 2014, we entered into a new collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for MS and simultaneously executed an agreement terminating the August 2012 collaboration and license agreement. As a result of the termination agreement, we recognized $0.1 million in deferred revenue associated with the upfront payment, as our estimated period of performance was complete. Pursuant to the terms of the August 2014 collaboration and license agreement, we received an upfront payment of $2.0 million. We determined that the elements within the August 2014 collaboration and license agreement were to be treated as a single unit of accounting because the delivered element, the license, did not have stand-alone value to Biogen. As a result, we recognized revenue relating to the upfront payment of $2.0 million on a straight-line basis over the estimated period of performance, which was approximately one year based on the expected term of the research and development plan.
In July 2015, the collaboration and license agreement was amended to modify the conditions of the third research-based milestone. Additionally, the amendment extended the expected research term from 12 months to 14 months. We recognized the remaining upfront payment on a straight-line basis over the amended expected term. As of September 30, 2015, our period of performance was complete and the deferred revenue balance was zero.

In January 2015, May 2015, and September 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million, $0.3 million and $0.3 million, respectively. We have evaluated the contingent event-based payments under our collaboration and license agreement with Biogen and determined that the research milestone payments met the definition of substantive milestones. Accordingly, revenue for these achievements was recognized in the period the milestones were achieved and collectability was reasonably assured.

8. Related Party Transactions
We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Isis Pharmaceuticals, Inc. ("Isis"). In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or nine months ended September 30, 2015.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were zero and $0.4 million for the three and nine months ended September 30, 2015, respectively.
9. Subsequent Events
In October 2015, we provided written notice to BMR - John Hopkins Court LLC of our election to exercise our early termination option under our current facility lease. The termination will be effective June 30, 2016. Fees associated with our exercise of this early termination option were not material.
In October 2015, we entered into a Clinical Trial Collaboration and Formulation Development Agreement ("Clinical Trial Collaboration") with GlaxoSmithKline LLC ("GSK LLC") to evaluate the combination of RG-101, our wholly-owned GalNAc-conjugated anti-miR targeting microRNA-122, and GSK2878175, GSK LLC's non-nucleoside NS5B polymerase inhibitor in a Phase II clinical study. Under the terms of the Clinical Trial Collaboration, each party will provide drug compound for use in the clinical trial. All other costs of the Phase II clinical study will be incurred by the Company. Concurrently, GSK LLC will work on developing a long-acting parenteral formulation for injection ("LAP") of GSK2878175, which may be used in potential additional clinical trials together with RG-101 following completion of the planned Phase II study. Neither party has any further obligations or commitments beyond the contemplated study under the Clinical Trial Collaboration.
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

•
our strategic alliance partners’ election to pursue development and commercialization of any programs or future product candidates that are subject to our collaboration and license agreements with such partners;

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our future product candidates;

•	the rate and degree of market acceptance of our future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations, if any;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012, or the JOBS Act;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•	the additional risks and other factors described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
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
We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs, until recently, have not been a focus of pharmaceutical research;

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate. We have formed a research collaboration with Biogen focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also entered into an arrangement with another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.
‘Clinical Map Initiative’ Goals
To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. We are developing RG-101 and RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in oncology, fibrosis and metabolic diseases, both independently and with our strategic alliance partners AstraZeneca and Sanofi. Under our strategic alliance with AstraZeneca, AstraZeneca recently selected RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes.
RG-101: In August 2015, we initiated a Phase II study investigating RG-101 in combination with oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In early 2016, interim data is expected to be reported and sustained viral response data 12 weeks following conclusion of treatment (SVR12) is expected to be reported in the second quarter of 2016. To expand the potential development of RG-101, we recently entered into a clinical trial collaboration and formulation agreement with GSK LLC. In the first quarter of 2016, we plan to initiate a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK will work on developing a long-acting parenteral formulation for injection (“LAP”) of GSK2878175 which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.  This LAP formulation of GSK2878175 may be used in potential additional clinical trials together with RG-101 following completion of the planned Phase II study.  Neither us nor GSK has any further obligations or commitments beyond the contemplated study under the clinical trial collaboration agreement.

RG-012: In June 2015, we initiated a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers and the study is now complete. 40 healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from the ATHENA study will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. In the first half of 2016, we plan to initiate a Phase II proof-of-concept study evaluating the efficacy of RG-012 in Alport syndrome patients.
RG-125: AstraZeneca plans to initiate a Phase I study evaluating RG-125 in humans by the end of 2015.
FINANCIAL OPERATIONS OVERVIEW
Revenue
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
To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the best known targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 64 and have spent a total of approximately $181.7 million in research and development expenses through September 30, 2015.

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our pre-clinical research programs toward the clinic, including other IND-enabling activities. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, pre-clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs, in the event it exercises its option to such program. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of acceptance of an IND application (or its foreign equivalent) in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal fees, Sarbanes-Oxley compliance and other accounting fees and directors’ and officers’ liability insurance premiums.
Other income (expense), net
Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense has historically represented interest payable under the convertible note payable and equipment and tenant improvement financing arrangements. We recorded periodic gains and losses from changes in value of a convertible note payable until its conversion into common stock in January 2015.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2015 and 2014
The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue under strategic alliances	$1,865	$1,083	$9,899	$3,450
Research and development expenses	10,965	10,173	43,593	30,572
General and administrative expenses	4,245	2,569	13,703	8,255
Gain (loss) from valuation of convertible note payable	—	1,785	(1,811)	614
Revenue under strategic alliances
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
AstraZeneca	$1,380	$465	$8,028	$1,394
Sanofi	18	18	54	961
GSK	—	144	—	433
Biogen	467	449	1,817	622
Other	—	7	—	40
Total revenues under strategic alliances and collaborations	$1,865	$1,083	$9,899	$3,450
Revenue under strategic alliances was $1.9 million and $9.9 million for the three and nine months ended September 30, 2015, respectively, compared to $1.1 million and $3.5 million, respectively, for the same periods in 2014.
Revenue under the AstraZeneca collaboration and license agreement increased to $1.4 million and $8.0 million for the three and nine months ended September 30, 2015, respectively, compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. In January 2015, we and AstraZeneca entered into a letter agreement pursuant to which we agreed to perform additional research and development activities and to provide manufacturing support for RG-125. Revenue of $0.9 million and $4.1 million was recognized under the letter agreement for the three and nine months ended September 30, 2015, respectively. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi was less than $0.1 million for the three and nine months ended September 30, 2015, respectively, compared to less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.
In August 2014, we and Biogen entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS. Revenue recognized from our agreement with Biogen increased to $0.5 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to $0.4 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. This increase was primarily a result of amortization of the $2.0 million upfront payment received in August 2014 which was recognized over the estimated period of performance, ending in September 2015. In January 2015, May 2015 and September 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million, $0.3 million, and $0.3 million, respectively.
Revenue recognized from our product development and commercialization agreement with GSK decreased to zero for the three and nine months ended September 30, 2015, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. The product development and commercialization agreement was terminated in January 2015.
As of September 30, 2015, we had $4.1 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
Research and development expenses were $11.0 million and $43.6 million for the three and nine months ended September 30, 2015, respectively, compared to $10.2 million and $30.6 million, respectively, for the same periods in 2014. This change was primarily driven by a net increase in our aggregate pre-clinical studies and clinical trial program costs of $1.5 million and $7.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Specifically, clinical trial costs for RG-101 increased by $0.8 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This increase was due to costs incurred associated with initiating Phase II studies for RG-101. Pre-clinical study costs for RG-125 increased by $1.0 million and $4.8 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This increase was due to costs incurred associated with additional research and development activities and product manufacturing to support the initiation of a Phase I clinical study. This increase was partially offset by a decrease in clinical trial costs for RG-012 of $0.3 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
Research and development personnel costs, including stock based compensation, increased by $0.1 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This was principally driven by an increase in non-cash stock-based compensation expense of $0.2 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In June 2015, we incurred a non-recurring severance charge of $1.3 million associated with the resignation of our former chief scientific officer, including $0.9 million of non-cash stock-based compensation expense. Other changes in our research and development expenses were attributed to the timing of laboratory supplies usage for the reporting periods. We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our pre-clinical research programs toward the clinic, including other IND-enabling activities.
General and administrative expenses
General and administrative expenses were $4.2 million and $13.7 million for the three and nine months ended September 30, 2015, respectively, compared to $2.6 million and $8.3 million for the same periods in 2014. This change was primarily driven by an increase in personnel costs, including non-cash stock based compensation, of $1.0 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In June 2015, we incurred a non-recurring severance charge of $3.3 million associated with the resignation of our former chief executive officer in June 2015, including $2.3 million of non-cash stock-based compensation expense. In addition, changes in general and administrative expenses were due to increases in external service costs and other operating expenses associated with general business activities of $0.6 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
Gain/loss from valuation of convertible note payable
We recorded a loss from changes in value of the convertible note payable of zero and $1.8 million for the three and nine months ended September 30, 2015, respectively, compared to a gain of $1.8 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. Changes in value were driven by changes in our stock price during the respective periods. In January 2015, the convertible note payable was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2015, we have received $75.0 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013, and $76.3 million in net proceeds from our public offering in November 2014.

As of September 30, 2015, we had $131.7 million in cash, cash equivalents and short-term investments, including $1.4 million in restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(32,815)	$(27,853)
Investing activities	8,434	9,633
Financing activities	5,378	10,371
Total	$(19,003)	$(7,849)
Operating activities
Net cash used in operating activities was $32.8 million for the nine months ended September 30, 2015, compared to $27.9 million for the nine months ended September 30, 2014. The increase in net cash used in operating activities was attributable in part to a net loss of $48.5 million for the nine months ended September 30, 2015 compared to a net loss of $34.5 million for the nine months ended September 30, 2014. Adjustments for non-cash charges increased by $9.4 million for the nine months ended September 30, 2015, primarily as a result of a $6.9 million increase in stock-based compensation and a $2.4 million increase associated with the change in value of convertible note payable. Changes in working capital resulted in net cash used in operating activities of $0.1 million for the nine months ended September 30, 2015, compared to net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2014.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment while satisfying our liquidity needs. As such, for the nine months ended September 30, 2015 and 2014, net cash provided by investing activities primarily reflects the net sale and maturity of short-term investments, offset by purchases. The net sale and maturities of short-term investments were $9.3 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used for purchases of property and equipment was $0.9 million for the nine months ended September 30, 2015, compared to $1.1 million for the nine months ended September 30, 2014.
Financing activities
Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2015, compared to $10.4 million for the nine months ended September 30, 2014. The decrease in net cash provided by financing activities was primarily a result of the 2014 Sanofi Amendment and concurrent Common Stock Purchase Agreement with Aventis, which was completed in February 2014, and included a private placement of our common stock with proceeds of $9.6 million, excluding $0.4 million in proceeds from the private placement attributed as consideration for the 2014 Sanofi Amendment. This decrease was partially offset by an increase in proceeds from the exercise of common stock options of $4.4 million for the nine months ended September 30, 2015 compared to the same period in 2014.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2015, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report, other than the following:
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
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $13.0 million and $9.8 million for the three months ended September 30, 2015 and 2014, respectively, and $48.5 million and $34.5 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $184.3 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to develop metabolic and oncology programs. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated clinical development of RG-101 and RG-012, however, it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, regulatory, research and administrative personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.
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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, may cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year. In addition, we have adopted an Inducement Plan pursuant to which our management may grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we grant options pursuant to our Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2015, we had 82 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. We intend to relocate our corporate headquarters and research facility to a new facility in the first half of 2016. If we are unable to transition our technology, personnel and operations in a cost-efficient and timely manner, we may experience disruptions that negatively impact our business, objectives, financial condition and results of operations. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through October 30, 2015. The trading price of our common stock is likely to continue to be volatile.
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
Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval. *
As of October 30, 2015, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statements on Form S-3 which became effective in April 2014 and in April 2015, up to 7,190,422 shares held by certain of our stockholders remain available for resale thereunder. We may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Pursuant to our 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and ESPP each year. In addition, pursuant to our Inducement Plan, our management is authorized to grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On October 1, 2015, we provided written notice to BMR-John Hopkins Court LLC, or BMR, of our election to early terminate the certain lease agreement between us and BMR, dated March 19, 2010 and as amended as of January 26, 2011, or the Original BMR Lease.  This lease included approximately 21,500 square feet of office and laboratory space in San Diego, California, and provided for an early termination right after the 60th month of the lease, provided at least 9 months prior written notice.  The effective date of termination for the Original BMR Lease will be June 30, 2016. Our monthly base rent under the Original BMR Lease will be $3.19 per square foot over the duration of the remaining lease term.  Prior to our election to early terminate, the Original BMR Lease was set to expire in June 2017.  We will not incur any material early termination penalties as a result of our termination of the Original BMR Lease.
In addition, we entered into certain lease agreements between us and BMR, dated February 27, 2012, November 19, 2012 and February 21, 2013, respectively, or the Expanded BMR Lease.  These lease agreements included approximately 7,500 additional square feet of office and laboratory space in San Diego, California, but do not provide for an early termination.  Our monthly base rent under the Expanded BMR Lease will be approximately $3.35 per square foot over the duration of the remaining lease term, and will expire in June 2017.
We elected to terminate the Original BMR Lease as a result of our entry into a new lease agreement with Walton Torrey Owner B, L.L.C. in July 2015, for the lease of approximately 59,000 square feet of office and laboratory space at 10614 Science Center Drive, San Diego, California.  In conjunction with this new lease agreement, we received $1.4 million from Walton Torrey Owner, B, L.L.C. in August 2015 for costs associated with the relocation of our corporate headquarters.

ITEM 6. EXHIBITS
For a list of exhibits filed with this quarterly report on Form 10-Q, refer to the exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: November 5, 2015	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ David L. Szekeres
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

10.1
Office Lease by and between the Registrant and Walton Torrey Owner B, L.L.C., dated July 31, 2015 (incorporated by reference to Exhibit 10.2 in the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015).

10.2
Regulus Therapeutics Inc. Inducement Plan and Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.1 in the Registrant's Registration Statement on Form S-8 (File No. 333-206511), filed with the SEC on August 21, 2015).

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