Form 10-K
period 2015-12-31
Regulus Therapeutics Inc.
filed 2016-02-23
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670
          ___________________________________________________________
Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)
          ___________________________________________________________

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3545 John Hopkins Ct., Suite 210 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 202-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $577.7 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2015 of $10.96 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 19, 2016 was 52,704,783.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

REGULUS THERAPEUTICS INC.

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

PART I
Forward-Looking Statements
This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•
the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to, our research and development activities, preclinical studies and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of the proceeds from our prior public offerings;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

Item 1.	Business
OVERVIEW
We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc.(formerly Isis Pharmaceuticals, Inc.) contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics.
microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. To date, approximately 500 microRNAs have been identified in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
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
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate. We have completed a research collaboration with Biogen focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also completed research for another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.
‘Clinical Map Initiative’ Goals
To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. We are developing RG-101, a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. In addition, we are developing RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in areas such as oncology and fibrosis, both independently and with our strategic alliance partners AstraZeneca and Sanofi. Under our strategic alliance with AstraZeneca, AstraZeneca recently commenced clinical development of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes.
RG-101: In August 2015, we initiated a Phase II study investigating RG-101 designed to evaluate a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In February, 2016, we announced interim results from the clinical study. Thirty-eight patients had been evaluated through 8 weeks of follow up. Ninety-seven percent of those patients (37/38) had HCV RNA viral load measurements below the limit of quantification. For those patients through 12 weeks of follow-up, 100% remained below the limit of quantification (14/14). To date, RG-101 has been generally well tolerated with the majority of adverse events considered mild or moderate (headache and fatigue most commonly reported, each at approximately 11%), two SAEs reported during the follow-up period, and with no study discontinuations. The primary endpoint analysis (12 week follow up) for all 79 patients in the study are anticipated to be reported in second quarter of 2016. To expand the potential development of RG-101, in November 2015 we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In the first quarter of 2016, we plan to initiate a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK will work on developing a long-acting parenteral formulation for injection (“LAP”) of GSK2878175 which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.  This LAP formulation of GSK2878175 may be used in potential additional clinical trials together with RG-101 following completion of the planned Phase II study.  Neither we nor GSK has any further obligations or commitments beyond the contemplated study under the clinical trial collaboration agreement.
RG-012: In June 2015, we initiated a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers and the study is now complete. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from the ATHENA study will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. We plan to initiate a Phase II proof-of-concept study evaluating the efficacy of RG-012 in Alport syndrome patients during 2016.
RG-125: AstraZeneca initiated a Phase I study evaluating RG-125 in humans in December 2015, earning Regulus a $10.0 million milestone from the collaboration. AstraZeneca is responsible for all future development for RG-125.
Our microRNA product platform
We are the leading company in the field of microRNA therapeutics and are uniquely positioned to leverage oligonucleotide technologies that have been proven in clinical trials by us and our founding companies, Alnylam and Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.). Central to achieving our goals is the know-how that we have accumulated in oligonucleotide design and how the specific chemistries behave in the clinical setting.
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
Step 1 - Evaluation of microRNA therapeutic opportunities
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
Step 2 - Identification of microRNA targets

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
Step 3 - Validation of microRNA targets
Our validation strategy is based on two distinct steps. First, using genetic tools, we determine whether up-regulation, or overproduction, of the microRNA in healthy animals can create the specific disease state and inhibition of the microRNA can lead to a therapeutic benefit. Second, using animal models predictive of human diseases, we determine whether pharmacological modulation of the up-regulated microRNA target with our anti-miRs can also lead to a therapeutic benefit. This validation process enables us to prioritize microRNA targets that appear to be key drivers of disease and not simply correlating markers.
Step 4 - Optimization of microRNA development candidates
We have developed a proprietary process that allows us to rapidly generate an optimized development candidate. Unlike traditional drug classes, such as small molecules, in which thousands of compounds must be screened to identify prospective leads, the fact that anti-miRs are mirror images of their target microRNAs allows for a more efficient rational design process. The optimization process incorporates our extensive knowledge base around oligonucleotide chemistry and anti-miR design to efficiently synthesize a starting pool of rationally designed anti-miRs to be evaluated in a series of proven assays and models. We also enhance our anti-miRs for distribution to the tissues where the specific microRNA target is causing disease.
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

*Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of these programs. At this stage, Regulus will have the option to co-promote any microRNA therapeutic product in the United States.
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
Our strategy has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•
In April 2008, we formed a strategic alliance with GSK to discover and develop microRNA therapeutics for immuno-inflammatory diseases. In February 2010, we and GSK expanded the alliance to include potential microRNA therapeutics for the treatment of HCV. In June 2013, we amended our agreement with GSK and agreed that RG-101 was fully-owned by us and that miR-122 would remain a collaboration target under the agreement. Effective January 2015, this strategic alliance was terminated.

•
In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock. Under the terms of our extended alliance, Sanofi will have opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi or will have the right to co-promote these products. For additional information, see Note 5 to our financial statements under Item 8 of Part II of this Annual Report.

•
In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. In March 2015, we and AstraZeneca nominated RG-125, a GalNAc-conjugated anti-miR 103/107 oligonucleotide that has been shown to improve insulin sensitivity and glucose tolerance in animal models as a clinical development candidate in NASH in patients with type 2 diabetes/pre-diabetes and we earned a $2.5 million milestone. In December 2015, AstraZeneca commenced the first-in-human dosing of RG-125 (AZD4076) in healthy volunteers and we earned an additional $10.0 million milestone. AstraZeneca is responsible for further development of RG-125 under our collaboration. Pursuant to this alliance, we previously investigated targeting microRNA- 33, or miR-33 for the treatment of atherosclerosis and microRNA-19, or miR-19 in oncology.  We and AstraZeneca agreed to terminate these programs as collaboration targets. In addition, AstraZeneca has the right to substitute a new target for miR-33 and miR-19. If products for all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $485.5 million and would be entitled to receive royalties based on a percentage of net sales of those products. For additional information, see Note 5 to our financial statements under Item 8 of this Annual Report.

•
In August 2012, we entered into a collaboration agreement with Biogen to evaluate the potential use of microRNA signatures as a biomarker for human patients with multiple sclerosis, or MS. In August 2014, we and Biogen entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS and simultaneously terminated the August 2012 collaboration and license agreement. We have completed the research under this collaboration and earned $3.7 million in payments. Following achievement of the final milestone, which was earned by analyzing the treatment effects of a Biogen relapsing MS drug on circulating microRNA profiles identified by Regulus microMarkersSM, the scope of the research to be performed under the current collaboration agreement has concluded.

Under these strategic alliances, we are eligible to receive approximately $900.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics and royalties on net sales for the programs contemplated by our agreements. These payments include up to $107.8 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $128.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $490.0 million upon achievement of commercialization milestones.
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
We believe that we have a leading intellectual property position and substantial know-how relating to the development and commercialization of microRNA therapeutics, composed of:

•
over 250 patents and patent applications that we own or have in-licensed from academic institutions and third parties including our founding companies, Alnylam and Ionis, related to microRNA and microRNA drug products; and

•
numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.

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
We have an exclusive license from ETH Zürich to patent rights related to the use of anti-miR therapeutics targeting miR-103/107 for the treatment of metabolic disorders, including type 2 diabetes. In collaboration with us, Dr. Markus Stoffel and colleagues demonstrated that inhibition of miR-103/107 in disease models of diabetes and obesity resulted in beneficial phenotypic effects, including improved insulin sensitivity and glucose homeostasis. The ETH Zurich-licensed portfolio includes more than 10 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2030.
Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of over 150 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. We jointly own approximately ten of the patents and pending applications including patents claiming methods for treating liver cancer, including hepatocellular carcinoma, or HCC, using anti-miRs targeting miR-21 and a patent claiming methods for treating liver cancer, including HCC, using a lipid-formulated miR-34a mimic. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2035.
Our founding companies, Alnylam and Ionis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Due to patent expiration and strategic patent portfolio decisions, the total number licensed to Regulus will fluctuate from year to year. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products are currently expected to expire in 2023, 2027 and 2029.
We have a co-exclusive license to the patent portfolio owned by Max-Planck-Gesellschaft, or MPG, which has been granted to us by Max-Planck-Innovation GmbH, or MI, a wholly-owned subsidiary of MPG acting as MPG’s technology transfer agency. MPG and MI are collectively referred to herein as Max-Planck. This patent portfolio is based on the pioneering microRNA research conducted by Thomas Tuschl, Ph.D. and colleagues at the Max-Planck Institute of Biophysical Chemistry, which led to the discovery of over 100 human microRNA sequences, including microRNAs that are the focus of several of our programs. The patent rights encompass the microRNA gene sequences as well as the antisense sequences that are complementary to the microRNAs and thus cover both microRNA mimic and anti-miR products. Our license is co-exclusive with our founding companies, Alnylam and Ionis, for the exploitation of the Max-Planck patent rights for therapeutic uses. In addition, we also have a co-exclusive license to develop and commercialize diagnostics based upon the Max-Planck patent rights contained in these applications. The Max-Planck licensed patent portfolio, referred to herein as the Tuschl 3 patents, includes at least 25 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2022.
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

In some circumstances we rely, and may continue to rely, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.
Our Technology Licenses
Max-Planck
Therapeutic license
Prior to 2011, our access to the Tuschl 3 patents was derived from agreements between Max-Planck and our founding companies, Alnylam and Ionis, for exclusive use in microRNA therapeutics. In April 2011, we entered into a direct, co-exclusive license with Max-Planck. The license provides to us, Alnylam and Ionis, co-exclusively, access to the Tuschl 3 patents for therapeutic use. Max-Planck retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.
Under the terms of the license, we are permitted to sublicense our rights outright or as part of an alliance. The license requires that we use commercially reasonable diligence in developing and commercializing a product. In order to secure the license, we made an upfront payment of $400,000 to Max-Planck. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. We made a $50,000 payment in 2014 related to the initiation of the Phase I clinical trial for RG-101. In 2015, we made a $50,000 payment related to the initiation of the Phase I study of RG-012 and a $150,000 payment related to initiation of the Phase II clinical trial for RG-101. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still a pending application or, alternatively, an issued patent, and also upon the volume of annual sales. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.
Based on a typical patent term ending 20 years from the date of filing of the application, the longest lived patent rights licensed to us under the agreement have a statutory expiration date of September 2022.
Diagnostic license
In June 2009, we entered into a co-exclusive license with Max-Planck for use of the Tuschl 3 patents for diagnostic purposes. Under the terms of the license, we made an initial payment to Max-Planck of €175,000 . In addition, we made annual maintenance payments to Max-Planck of €30,000 in each of 2013, 2014 and 2015, and will continue to make annual maintenance payments in this amount during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and at the low end of the 10 to 20% range in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.
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
University of Würzburg
In May 2010, we exclusively licensed patent rights from the University of Würzburg, which encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis.
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
In addition, we will be required to pay the University of Würzburg milestone payments of up to an aggregate of €1.8 million, based upon achievement of specified clinical and regulatory events. In 2014, we paid the University of Würzburg €100,000 related to the initiation of IND-enabling studies for RG-012 and in 2015 we made a €200,000 payment related to the initiation of the Phase I study of RG-012. In the event we initiate a Phase II clinical trial for another indication with the same licensed product, we will be required to pay 50% of the milestone payments applicable to such milestone events. These milestone events are also tied to the due dates set forth in the commercialization plan but may be extended by delays caused by scientific challenges, regulatory requirements or other circumstances outside of our control. We must request an extension in writing explaining the cause for the delay and proposing new due dates. The University of Würzburg may accept the revised dates or reject them, in which case an arbitrator will set the revised dates.
Based on a typical patent term ending 20 years from the date of filing of the application, the last to expire patent licensed to us under the agreement is currently expected to expire in February 2029.
Stanford University
In August 2005, Alnylam and Ionis entered into a co-exclusive license agreement with Stanford, relating to its patent applications claiming the use of anti-miR therapeutics targeting miR-122 to reduce the replication of HCV. Upon our formation, we received access to the Stanford technology as an affiliate of Alnylam and Ionis. In July 2009, Ionis assigned its rights and obligations under the license agreement to us. In December 2014, Alnylam assigned its rights and obligations under the license agreement to us.
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
We are permitted to sublicense our rights under the agreement in connection with a bona fide partnership seeking to research and/or develop products under a jointly prepared research plan and which also includes a license to our intellectual property or in association with providing services to a sublicensee. In the event we receive an upfront payment in connection with a sublicense, we are obligated to pay to Stanford a one-time fixed payment amount, which amount will vary depending upon the size of upfront payment we receive. We must also make an annual license maintenance payment during the term of the agreement. The maintenance payments are creditable against royalty payments made in the same year. We will be required to pay milestones for an exclusively licensed product which will be payable upon achievement of specified regulatory and clinical milestones in an aggregate amount of up to $400,000. In 2014, we made a $50,000 payment to Stanford related to the initiation of the Phase I clinical trial for RG-101. Milestones for a non-exclusively licensed product will be payable upon achievement of the same milestones in an aggregate amount of up to $300,000 for the first such product and up to $200,000 for the second such product. Upon commercialization of a product, we will be required to pay to Stanford a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.
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

ETH Zürich
In May 2010, we entered into an exclusive license agreement with ETH Zürich, relating to its patent applications claiming the use of anti-miR therapeutics targeting miR-103/107 for the treatment of metabolic disorders, including type 2 diabetes.
ETH Zürich has retained the right to use the licensed intellectual property for academic and non-commercial purposes. We have the right to grant sublicenses to third parties under the agreement provided the terms of the sublicense agreement include obligations equivalent to those of our license agreement with ETH Zürich.
As a license issuance fee, we paid ETH Zürich CHF 20,000. We must make annual license maintenance payments during the term of the agreement. Patent prosecution costs paid by us are creditable against maintenance payments due the same calendar year, and maintenance payments are creditable against royalty payments made in the same year. We will be required to pay ETH Zürich milestone payments of up to an aggregate of CHF 1.7 million, based on achievement of specified clinical and regulatory events. As of December 31, 2015, we have CHF 100,000 recorded as an accrued payable as a result of AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125. Upon commercialization of a product, we will be required to pay ETH Zürich a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.
The agreement requires that we use diligent and reasonable efforts to develop and commercially exploit a licensed product.
Based on a typical patent term ending 20 years from the date of filing of the application, the last to expire patent licensed to us under the agreement is currently expected to expire in May 2030.
Alnylam/Ionis
In September 2007, we entered into a license and collaboration agreement with Alnylam and Ionis, which we subsequently amended, restated and superseded in January 2009, and further amended in June 2010, October 2011 and August 2013. Under the agreement, we acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to patent rights owned or licensed by Alnylam and Ionis to develop, manufacture and commercialize products covered by the licensed patent rights for use in microRNA compounds which are microRNA antagonists and microRNA therapeutics containing these compounds. In addition, we have certain rights to miR-mimics. Under the agreement, we granted to both Alnylam and Ionis a license to practice our intellectual property developed by us to the extent that it is useful specifically to Alnylam’s RNAi programs or Ionis’ single-stranded oligonucleotide programs, but not including microRNA compounds or therapeutics that are the subject of our exclusive licenses from Alnylam and Ionis.
We are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement. We are required to notify Alnylam and Ionis when a program reaches development stage (defined as initiation of good laboratory practices, or GLP, toxicology studies) and whether or not we intend to pursue the program. Under the agreement, both Alnylam and Ionis have an option to assume the development and commercialization of product candidates in a program that we do not pursue. If neither Alnylam nor Ionis exercises this option, we are required to use our best efforts to finalize a term sheet with a third party with respect to such program. In the event we are unable to complete a transaction with a third party, both Alnylam and Ionis have a second opt-in option.
If an election is made by either Alnylam or Ionis (but not both) to opt-in, such party will pay us a one-time fixed payment, the amount of which will depend on whether the first or the second opt-in option was exercised, with a higher amount due if the first opt-in option was exercised. Clinical and regulatory milestones are also payable to us in the event the opt-in election is exercised. Such milestones total $64.0 million in the aggregate if the election is made during the first opt-in period or $15.7 million in the aggregate if the election is made at the second opt-in period. Tiered royalties are payable to us as a percentage of net sales on all products commercialized by the opt-in party. These royalties range from the low to middle single digits depending upon the volume of sales. The opt-in party is also entitled to sublicense the development program to a third party. In such a case, we are also entitled to receive a percentage of the sublicense income received by the opt-in party. The percentage payable depends upon the point at which the opt-in party sublicenses the program and ranges from the low end of the 10 to 20% range to the high end of the 40 to 50% range. The opt-in party is only required to pay the higher of the clinical and regulatory milestones or the sublicense income received in any calendar quarter. The opt-in party is also responsible for all third party payments due under other agreements as a result of the development. In the event both Alnylam and Ionis elect to opt-in during either opt-in period, the parties have agreed to work together to amend the development plan to continue development of the project, including funding of such project and assignment of roles and responsibilities.

In the event we or one of our strategic alliance partners continues with the development of a program, each of Alnylam and Ionis are entitled to royalties as a percentage of net sales. For products that we independently commercialize, these royalties will be in the low single digits. For products commercialized by a third-party collaborator, the royalties will be either the same percentage of net sales as described above or, if the sublicense does not provide a specified level of royalties to us or upon our election, a percentage of the sublicense income received by us from the strategic alliance partner and a modified royalty. The modified royalty would be based upon the lower of the single digit percentage discussed above or one third of the royalty received by us after payments made by us to third parties for development, manufacture and commercialization activities under other agreements. In addition, if we sublicense rights to a collaborator, we will be required to pay to each of Alnylam and Ionis a percentage of our sublicense income in the mid-single digits. We are also responsible for payments due to third parties under other agreements as a result of our development activities, including payments owed by Alnylam and/or Ionis under their agreements.
Under the October 2011 amendment, Alnylam and Ionis granted us the right to research microRNA mimics under the licensed intellectual property of Alnylam and Ionis. In the event we develop a miR-mimic, we must first obtain approval from Alnylam and/or Ionis, as applicable, and such approval is subject to the consent of applicable third parties, if any. No additional consideration will be owed by us to Alnylam or Ionis for granting approval. We have the right to sublicense our research rights. We granted to both Alnylam and Ionis a fully paid up, worldwide and exclusive license to any intellectual property developed by us and useful to their research programs and which are not microRNA antagonists or approved miR-mimics.
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2015 and 2014 and $0.6 million for the year ended December 31, 2013.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2015.
The agreement expires on the earlier of the cessation of development of the potential royalty-bearing products prior to the commercial sale of any such products anywhere in the world or following the first commercial sale of such products, the expiration of royalty obligations determined on a country-by-country and product-by-product basis.
Manufacturing
We contract with third parties to manufacture our compounds and intend to continue to do so in the future. We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.
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

Research and Development Expenses
In 2015, 2014 and 2013, research and development expenses were $56.4 million, $41.0 million and $29.9 million, respectively.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our intellectual property estate and scientific expertise in the microRNA field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other companies that are focused on microRNA therapeutics, but any products that we may commercialize will have to compete with existing and new therapies that may become available in the future. In addition, we expect that for each disease category for which we develop and apply our microRNA therapeutics, there are other biotechnology companies that will compete against us by applying marketed products and development programs using technology other than microRNA therapeutics. The key competitive factors that will affect the success of any of our development candidates, if commercialized, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors relative to such competing technologies. Our commercial opportunity could be reduced or eliminated if our competitors have products which are better in one or more of these categories.
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

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical study stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.
Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and provide oversight for the clinical trial until completed.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1.   The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.

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
The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing. If the FDA determines that an NDA is incomplete or is found to be non-navigable, the filing may be refused and must be re-submitted for consideration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months from filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months from filing for a priority NDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months or longer if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission before the PDUFA goal date.
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
Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect the sponsor and one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.
The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either submit new information, addressing all of the deficiencies identified in the letter, or withdraw the application.
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

Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. For example, our RG-012 drug candidate to treat Alport syndrome has received orphan designation in both the United States and Europe. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
Expedited development and review programs
The FDA has several regulatory pathways for expedited development and/or review of products intended to treat serious conditions. These pathways are Fast Track designation, Breakthrough Therapy Designation, accelerated approval, and priority review. These programs do not change the standards for approval but may expedite the development or approval process. Products may meet the standards for consideration under one or more of these pathways.
The Fast Track program is intended to expedite development or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. In addition to more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, the FDA will consider for review sections of the NDA on a rolling basis as sections are completed, based on an agreed schedule, and the sponsor pays any required user fees upon submission of the first section of the NDA.
In addition, the FDA has recently established a Breakthrough Therapy designation as part of the FDA Safety and Innovation Act (FDASIA, Section 902), which became law in 2012. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on or more clinically significant endpoint(s). A drug that receives Breakthrough Therapy designation from the FDA is eligible for all Fast Track designation features, plus intensive guidance on an efficient drug development program beginning as early as Phase 1 and organizational commitment involving senior managers.
Products may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Accelerated Approval can be granted with restrictions to the marketing and distribution of the product, and the FDA can withdraw marketing approval if the required post-marketing studies fail to show a clinical benefit or if the Sponsor fails to conduct required post-marketing studies.

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
Federal and state healthcare laws and regulations
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws and regulations have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include the following:
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
Federal false claims laws, including the federal civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.
Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Also, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose on certain types of individuals and entities certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Further, the federal Physician Payments Sunshine Act, enacted as part of the PPACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
Other state laws and regulations may also apply, such as those that: require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and/or state laws that require manufacturers to report information related to transfers of value to healthcare providers or marketing expenditures.
If our operations are found to be in violation of any of the federal and state healthcare laws or regulations described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs.
For example, the PPACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

•	an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
an expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	an expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements created by the Physician Payments Sunshine Act to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and as further described above;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	an expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

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

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the PPACA, excepting certain provisions that would have required each state to expand its Medicaid programs or risk losing all of the state’s Medicaid funding. In addition, under the Consolidated Appropriations Act, 2016, Congress temporarily suspended and/or delayed implementation of certain taxes authorized under the PPACA. At this time, it remains unclear whether there will be any further changes made to the PPACA, whether in part or in its entirety. Some states have indicated that they intend to not implement certain sections of the PPACA, and some members of the U.S. Congress are still working to repeal the PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.

Pharmaceutical Coverage, Pricing, and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we or our collaborators receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such drug products.
In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy.  Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we or our strategic alliance partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Employees
As of December 31, 2015, we had 92 employees, of which 88 were full-time employees. Of these full-time employees, 71 employees are engaged in research and development activities and 17 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.
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
We maintain a website at www.regulusrx.com, to which we regularly post copies of our press releases as well as additional information about us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
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

Item 1A.	Risk Factors
You should consider carefully the following risk factors, together with all of the other information included in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a biopharmaceutical company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical and clinical studies for our initial programs. We have initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125 under our strategic alliance, however, we have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.
We have incurred losses in each year since our inception in September 2007. Our net losses were $55.7 million, $56.7 million, and $18.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $191.5 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to develop metabolic and oncology programs, including development of RG-125 for NASH. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-

license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, regulatory, research and administrative personnel; and create additional infrastructure to support our operations as a publicly traded company and our product development and planned future commercialization efforts.
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
Even if one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We may need to raise additional capital, which may not be available on acceptable terms, or at all.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical trials. We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.
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
Pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan, or the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, may cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year.
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
Preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to successfully complete preclinical studies and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our strategic alliance partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
If we or our strategic alliance partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our strategic alliance partners may:

•	be delayed in obtaining marketing approval for our future product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as originally intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.
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
Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our future product candidates may induce similar AEs.
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
Because we have limited financial and human resources, we intend to leverage our existing strategic alliance agreements and may enter into new strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as HCC, fibrosis and HCV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
We rely on third parties to conduct some aspects of our compound formulation, research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.
We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical studies of product candidates. We currently rely and expect to continue to rely on third parties to conduct some aspects of our preclinical studies and formulation development.
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
We, our alliance partners and our CROs are required to comply with the FDA’s or other regulatory agency’s GCPs for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and other non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Roche Innovation Center Copenhagen (formerly Santaris Pharma A/S) has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our exclusive license agreement for Max-Planck-Innovation GmbH’s proprietary technology and know-how covering microRNA sequences, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under our agreement with Max-Planck-Innovation GmbH or our other license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we, or our strategic alliance partners, would not be able to market products covered by the license. In addition, our exclusive license agreements with our founding companies, Alnylam and Ionis, provide us with rights to nucleotide technologies in the field of microRNA therapeutics based on oligonucleotides that modulate microRNAs. Some of these technologies, such as intellectual property relating to the chemical modification of oligonucleotides, are relevant to our product candidate development programs. If our license agreements with Alnylam or Ionis are terminated, or our business relationships with either of these companies or our other licensors are disrupted by events that may include the acquisition of either company, our access to critical intellectual property rights will be materially and adversely affected.
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
If or when Sanofi or AstraZeneca elects to pursue the development and commercialization of any of the microRNA product candidates that are subject to their respective strategic alliance agreements with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi, AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.
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
The degree of market acceptance of any product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

•	the prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved label for such products;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or adequate reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.
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
Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, government payors and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates that we develop.
In addition, we cannot be certain if and when we will obtain formulary approval to allow us to sell any products that we may develop and commercialize into our target markets. Obtaining formulary approval from hospitals and from payors can be an expensive and time consuming process. Failure to obtain timely formulary approval will limit our commercial success.
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
As of December 31, 2015, we had 88 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. We intend to relocate our corporate headquarters and research facility to a new facility in the first half of 2016. If we are unable to transition our technology, personnel and operations in a cost-efficient and timely manner, we may experience disruptions that negatively impact our business, objectives, financial condition and results of operations. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-

U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Certain current and future relationships with customers and third party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, further subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•
state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers;state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Recent and future healthcare legislation may further impact our business operations.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
By way of example, in March 2010, the PPACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential product candidates are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
There have been judicial and Congressional challenges and amendments to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
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
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through February 19, 2016. The trading price of our common stock is likely to continue to be volatile.
Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing strategic alliances or enter into new alliances;

•	failure of our strategic alliance partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;

•	failure by us or our licensors and strategic alliance partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic alliance partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As of February 19, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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
The requirements of being a publicly traded company may strain our resources and divert management’s attention.
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. As an “emerging growth company” we are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Pursuant to our registration statement on Form S-3 that became effective on April 16, 2014, we may sell up to $18.2 million of common stock or warrants from time to time in one or more public offerings. On April 8, 2015, we filed a shelf registration statement on Form S-3, which we subsequently amended on February 23, 2016 and which is currently effective. Under the shelf registration statement, as amended, we may offer to sell from time to time in one or more offerings shares of our common stock in an aggregate amount of up to $150 million. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, we may file additional registration statements in the future to provide for the further sale of shares of common stock by us or by selling stockholders.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
Our administrative offices and research laboratory are located in San Diego, California and includes approximately 29,000 square feet of leased space.
In October 2015, we provided written notice to our landlord of our election to early terminate the lease agreement between us and BMR-John Hopkins Court LLC, or BMR, dated March 19, 2010, as amended.  The lease provided an early termination right for approximately 21,500 square feet of the total leased premises after the 60th month of the lease, provided at least 9 months prior written notice.  The effective date of termination of this portion of the lease is June 30, 2016. We will not incur any material early termination penalties as a result of our termination of that portion of the lease. The remaining 7,500 square feet of office and laboratory space did not provide for early termination rights and will expire in June 2017.
In July 2015 we entered into a new lease agreement with Walton Torrey Owner B, L.L.C. for the lease of approximately 59,000 square feet of office and laboratory space in San Diego, California for a term of 96 months from the lease commencement date, and anticipate moving the Company's headquarters in the first half of 2016.

Item 3.        Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “RGLS.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2014:
First Quarter	$11.88	$6.76
Second Quarter	$9.24	$5.40
Third Quarter	$8.32	$6.13
Fourth Quarter	$25.60	$6.23

Year Ended December 31, 2015:
First Quarter	$21.22	$13.75
Second Quarter	$18.83	$9.80
Third Quarter	$11.59	$6.30
Fourth Quarter	$10.60	$5.85
Holders of Record
As of February 19, 2016, there were approximately 11 holders of record of our common stock.
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
Performance Graph
The following graph shows a comparison from October 4, 2012 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on October 4, 2012. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.        Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2015 and 2014 and the related statements of operations for each of the three years ended December 31, 2015 and related notes appearing elsewhere in this Annual Report. The balance sheet data as of December 31, 2013, 2012 and 2011 and the statement of operations data for the years ended December 31, 2012 and 2011 are derived from our audited financial statements that are not included in this Annual Report. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share data.

	Year ended December 31,
Statement of operations data	2015	2014	2013	2012	2011
Revenue under strategic alliances and collaborations	$20,759	$7,669	$19,569	$12,700	$13,767
Loss from operations	(54,758)	(44,910)	(17,802)	(12,574)	(7,137)
Net loss	$(55,748)	$(56,680)	$(18,668)	$(17,408)	$(7,602)
Net loss per share, basic and diluted	$(1.08)	$(1.29)	$(0.49)	$(2.12)	$(85.82)

	As of December 31,
Balance sheet data	2015		2014	2013	2012	2011
Cash, cash equivalents and short-term investments*	$115,319	*	$159,743	$114,005	$98,100	$38,144
Working capital	121,626		129,759	106,812	86,161	25,816
Total assets	141,083		171,480	123,065	103,518	42,881
Convertible note payable, at fair value	—		23,397	11,279	10,134	10,815
Convertible preferred stock	—		—	—	—	42,691
Accumulated deficit	(191,515)		(135,767)	(79,087)	(60,419)	(43,011)
Total stockholders’ equity (deficit)	124,078		132,014	93,457	62,093	(41,494)
*Includes $1.3 million of restricted cash as of December 31, 2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc.(formerly Isis Pharmaceuticals, Inc.) contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics. Under these strategic alliances, we are eligible to receive approximately $900.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics and royalties on net sales for the programs contemplated by our agreements. These payments include up to $107.8 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $128.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $490.0 million upon achievement of commercialization milestones.

microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that the improper balance, or dysregulation, of microRNAs is directly linked to many diseases. To date, approximately 500 microRNAs have been identified in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since most diseases are multi-factorial and involve multiple targets in a pathway, the ability to modulate gene networks by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
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
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We refer to these assets as our microRNA product platform. We are using our microRNA product platform to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and return diseased cells to their healthy state. We believe microRNAs may be transformative in the field of drug discovery and that anti-miRs may become a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies. In addition to our microRNA product platform, we have established Regulus microMarkersSM, a division focused on identifying microRNAs as biomarkers of human disease to support our therapeutic pipeline, collaborators and strategic partners. Regulus microMarkersSM utilizes a clinically-validated, highly reproducible technology platform to identify microRNAs as potential biomarkers for disease and we control key intellectual property and know-how related to the division. We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate. We have completed a research collaboration with Biogen focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also completed research for another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.
‘Clinical Map Initiative’ Goals
To advance our microRNA therapeutics pipeline and biomarkers platform over the next several years, we have outlined specific goals under our ‘Clinical Map Initiative’ strategy. We are developing RG-101, a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. In addition, we are developing RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations with no approved therapy. We are also advancing several programs toward clinical development in areas such as oncology and fibrosis, both independently and with our strategic alliance partners AstraZeneca and Sanofi. Under our strategic alliance with AstraZeneca, AstraZeneca recently commenced clinical development of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes.
RG-101: In August 2015, we initiated a Phase II study investigating RG-101 designed to evaluate a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In February, 2016, we announced interim results from the clinical study. Thirty-eight patients had been evaluated through 8 weeks of follow up. Ninety-seven percent of those patients (37/38) had HCV RNA viral load measurements below the limit of quantification. For those patients through 12 weeks of follow-up, 100% remained below the limit of quantification (14/14). To date, RG-101 has been generally well tolerated with the majority of adverse events considered mild or moderate (headache and fatigue most commonly reported, each at approximately 11%), two SAEs reported during the follow-up period, and with no study discontinuations. The primary endpoint analysis (12 week follow up) for all 79 patients in the study are anticipated to be reported in second quarter of 2016. To expand the potential development of RG-101, in November 2015 we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In the first quarter of 2016, we plan to initiate a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK will work on developing a long-acting parenteral formulation for injection (“LAP”) of GSK2878175 which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.  This LAP formulation of GSK2878175 may be used in potential additional clinical trials together with RG-101 following completion of the planned Phase II study.  Neither we nor GSK has any further obligations or commitments beyond the contemplated study under the clinical trial collaboration agreement.
RG-012: In June 2015, we initiated a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers and the study is now complete. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from the ATHENA study will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. We plan to initiate a Phase II proof-of-concept study evaluating the efficacy of RG-012 in Alport syndrome patients during 2016.
RG-125: AstraZeneca initiated a Phase I study evaluating RG-125 in humans in December 2015, earning Regulus a $10.0 million milestone from the collaboration. AstraZeneca is responsible for all future development for RG-125.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.
In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement, if at all, of preclinical, clinical, regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our strategic alliance partners do not elect or otherwise agree to fund our development costs pursuant to our strategic alliance agreements, or we or our strategic alliance partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
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
To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the best known targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the majority of our research and development resources on our clinical development programs.
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 71 and have spent a total of approximately $194.2 million in research and development expenses through December 31, 2015.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our pre-clinical research programs toward the clinic, including other IND-enabling activities. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, pre-clinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs, in the event it exercises its option to such program. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan, until the earlier to occur of acceptance of an IND application (or its foreign equivalent) in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.
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
Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca and our former collaboration agreement with Biogen Inc. are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance, which for us is often the expected term of the research and development plan.
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
Clinical Trial Accrual
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
Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: 1) applied instrument by instrument, 2) irrevocable, and 3) applied to an entire instrument. The balance of our convertible note payable, which was valued under the fair value option, was converted into shares of common stock in January 2015.
Our significant accounting policies and estimates are more fully described in Note 1 to our financial statements included elsewhere in this Annual Report.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to the section titled “Recently Issued Accounting Pronouncements” within “The Business, Basis of Presentation and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2015 and 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years ended December 31,
	2015	2014
Revenue under strategic alliances and collaborations	$20,759	$7,669
Research and development expenses	56,387	41,046
General and administrative expenses	19,130	11,533
Loss from changes in valuation of convertible note payable	(1,811)	(12,118)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2015	2014
AstraZeneca	$18,871	$1,859
Sanofi	71	979
GSK	—	3,509
Biogen	1,817	1,122
Other	—	200
Total revenues under strategic alliances and collaborations	$20,759	$7,669
Revenue under strategic alliances and collaborations was $20.8 million for the year ended December 31, 2015 compared to $7.7 million for the year ended December 31, 2014.
Revenue under the AstraZeneca collaboration and license agreement increased to $18.9 million for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014. In January 2015, we and AstraZeneca entered into a letter agreement pursuant to which we agreed to perform additional research and development activities and to provide manufacturing support for RG-125. Revenue of $4.5 million was recognized under the letter agreement for the year ended December 31, 2015. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes. In December 2015, we earned a $10.0 million clinical milestone payment upon AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125. AstraZeneca is responsible for all future development of RG-125.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Revenue recognized from our strategic alliance with Sanofi was $0.1 million for the year ended December 31, 2015 compared to $1.0 million for the year ended December 31, 2014. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.
In August 2014, we and Biogen entered into a new collaboration and license agreement to collaborate on microRNA biomarkers for MS. Revenue recognized from our agreement with Biogen increased to $1.8 million for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014. This increase was primarily a result of amortization of the $2.0 million upfront payment received in August 2014 which was recognized over the estimated period of performance, ending in September 2015. In January 2015, May 2015 and September 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million, $0.3 million, and $0.3 million, respectively.
Revenue recognized from our product development and commercialization agreement with GSK decreased to zero for the year ended December 31, 2015 compared to $3.5 million for the year ended December 31, 2014. In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. The effective date of the termination was January 15, 2015.
As of December 31, 2015, we had $3.3 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
Research and development expenses were $56.4 million for the year ended December 31, 2015, compared to $41.0 million for the year ended December 31, 2014. This change was primarily driven by a net increase in our aggregate pre-clinical studies and clinical trial program costs of $8.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. Specifically, clinical trial costs for RG-101 increased by $6.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was due to costs incurred associated with the Phase II study for RG-101. Pre-clinical study costs for RG-125 increased by $4.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was due to costs incurred associated with additional research and development activities and product manufacturing to support the initiation of a Phase I clinical study. This increase was partially offset by a decrease in clinical trial costs for RG-012 of $2.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Research and development personnel costs, including stock based compensation, increased by $5.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was principally driven by an increase in non-cash stock-based compensation expense of $4.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. In June 2015, we incurred a non-recurring severance charge of $1.3 million associated with the resignation of our former chief scientific officer, including $0.9 million of non-cash stock-based compensation expense. We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our pre-clinical research programs toward the clinic, including other IND-enabling activities.
General and administrative expenses
General and administrative expenses were $19.1 million for the year ended December 31, 2015 compared to $11.5 million for the year ended December 31, 2014. This change was primarily driven by an increase in personnel costs, including non-cash stock based compensation, of $5.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. In June 2015, we incurred a non-recurring severance charge of $3.3 million associated with the resignation of our former chief executive officer, including $2.3 million of non-cash stock-based compensation expense. In December 2015, we incurred a non-recurring severance charge of $1.0 million associated with the resignation of our former chief business officer, including $0.7 million of non-cash stock-based compensation expense. In addition, changes in general and administrative expenses were due to increases in external service costs and other operating expenses associated with general business activities of $2.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Gain/loss from valuation of convertible note payable
We recorded a loss from changes in value of the convertible note payable of $1.8 million for the year ended December 31, 2015 compared to a loss of $12.1 million for the year ended December 31, 2014. Changes in value were driven by changes in our stock price during the respective periods. In January 2015, the convertible note payable was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.
Comparison of the years ended December 31, 2014 and 2013
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,
	2014	2013
Revenue under strategic alliances and collaborations	$7,669	$19,569
Research and development expenses	41,046	29,942
General and administrative expenses	11,533	7,429
Loss from change in valuation of convertible note payable	(12,118)	(1,145)

Revenue under strategic alliances and collaborations
The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2014	2013
AstraZeneca	$1,859	$1,859
Sanofi	979	15,336
GSK	3,509	1,778
Biogen	1,122	596
Other	200	—
Total revenues under strategic alliances and collaborations	$7,669	$19,569

Revenue under strategic alliances and collaborations was $7.7 million for the year ended December 31, 2014 compared to $19.6 million for the year ended December 31, 2013.
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
Revenue recognized from our collaboration and license agreement with Biogen increased to $1.1 million for the year ended December 31, 2014, compared to $0.6 million in 2013, primarily due to amortization of $0.8 million of the $2.0 million upfront payment received under the new collaboration and license agreement.
Revenue from our other strategic alliances was materially consistent for the years ended December 31, 2014 and 2013.
Research and development expenses
Research and development expenses increased to $41.0 million for the year ended December 31, 2014 compared to $29.9 million for the year ended December 31, 2013. The change was primarily driven by Phase 1 clinical study costs for RG-101 and an increase in IND-enabling activities for RG-012 of $7.4 million. Salaries and related benefits, including stock based compensation, increased by $3.1 million due to an increase in employees engaged in research and development activities to 65 as of December 31, 2014, compared to 59 as of December 31, 2013.
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
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through December 31, 2015, we have received $75.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013, and $76.3 million in net proceeds from our public offering in November 2014.

As of December 31, 2015, we had $115.3 million in cash, cash equivalents and short-term investments, including $1.3 million in restricted cash. The following table shows a summary of our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Years ended December 31,
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(49,859)	$(39,510)	$(28,330)
Investing activities	21,475	(29,207)	(40,889)
Financing activities	7,017	88,237	46,474
Total	$(21,367)	$19,520	$(22,745)
Operating activities
Net cash used in operating activities increased to $49.9 million for the year ended December 31, 2015, compared to $39.5 million and $28.3 million for the years ended December 31, 2014 and December 31, 2013, respectively. Increases in cash used in operating activities have been attributable, in part, to net losses of $55.7 million, $56.7 million and $18.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Adjustments for non-cash charges, including stock-based compensation and changes in value of our convertible note payable, decreased to $20.3 million for the year ended December 31, 2015, compared to $22.3 million for the year ended December 31, 2014. Adjustments for non-cash charges for the year ended December 31, 2013 was $7.4 million. Changes in working capital resulted in net cash used in operating activities of $14.5 million, $5.1 million, and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These changes primarily relate to the timing of upfront payments and milestones, compared to the period of revenue recognition.
Investing activities
Net cash provided by or used in investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment while satisfying our liquidity needs. Net sales and maturities of investments was $22.9 million for the year ended December 31, 2015, compared to net purchases of investments of $28.0 million and $40.1 million for the years ended December 31, 2014 and 2013, respectively. Net cash used for purchases of property and equipment was $1.4 million, $1.1 million, and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Financing activities
Net cash provided by financing activities was $7.0 million, $88.2 million and $46.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, financing activities included proceeds from the exercise of common stock options of $6.7 million. In 2014, financing activities included a public offering that resulted in net proceeds of approximately $76.3 million and net proceeds from the issuance of additional common stock of $12.1 million. In 2013, financing activities included a public offering that resulted in net proceeds of approximately $45.8 million.
Future Capital Requirements
As of December 31, 2015 we had approximately $115.3 million in cash, cash equivalents and short-term investments, including $1.3 million in restricted cash. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical programs.
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

We believe our cash, cash equivalents and short term investments are sufficient to fund our anticipated operating and capital requirements for, at a minimum, the next twelve months.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Total	2016 <1 year	2017-2018 2-3 years	2019-2020 4-5 years	>5 years
Operating lease obligations relating to facility(1)	$21,698	$1,699	$4,905	$5,387	$9,707
Annual maintenance fees for license agreements	888	101	203	203	381
Total	$22,586	$1,800	$5,108	$5,590	$10,088
____________________
(1) We lease approximately 29,000 square feet for office and laboratory space in San Diego, California under an operating lease agreement. The agreement provided for an early termination option on approximately 21,500 square feet of office and laboratory space, which we exercised. The effective date of early termination is June 30, 2016. The agreement pertaining to the remaining 7,500 square feet of space will expire in June 2017. We entered into a new operating lease agreement in July 2015 for approximately 59,000 square feet of office and laboratory space in San Diego, California, for a term of 96 months from the lease commencement date, and anticipate moving our corporate headquarters in the first half of 2016. Obligations under all lease agreements are included in the above table.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Regulus Therapeutics Inc.
We have audited the accompanying balance sheets of Regulus Therapeutics Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regulus Therapeutics Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Diego, California
February 23, 2016

Regulus Therapeutics Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,960	$37,327
Short-term investments	98,103	122,416
Restricted cash	1,256	—
Contract and other receivables	10,021	274
Prepaid expenses	8,159	4,192
Other current assets	759	742
Total current assets	134,258	164,951
Property and equipment, net	5,400	3,568
Intangibles, net	1,081	1,150
Other assets	344	1,811
Total assets	$141,083	$171,480
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,717	$2,188
Accrued liabilities	6,329	4,402
Accrued compensation	2,392	2,108
Current portion of deferred revenue	1,194	3,097
Convertible note payable, at fair value	—	23,397
Total current liabilities	12,632	35,192
Deferred revenue, less current portion	2,065	3,252
Other long-term liabilities	2,308	1,022
Total liabilities	17,005	39,466
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,669,266 and 48,944,530 shares issued and outstanding at December 31, 2015 and 2014, respectively	53	49
Additional paid-in capital	315,673	267,929
Accumulated other comprehensive loss	(133)	(197)
Accumulated deficit	(191,515)	(135,767)
Total stockholders’ equity	124,078	132,014
Total liabilities and stockholders’ equity	$141,083	$171,480
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2015	2014	2013
Revenues:
Revenue under strategic alliances and collaborations	$20,759	$7,669	$19,569
Total revenues	20,759	7,669	19,569
Operating expenses:
Research and development	56,387	41,046	29,942
General and administrative	19,130	11,533	7,429
Total operating expenses	75,517	52,579	37,371
Loss from operations	(54,758)	(44,910)	(17,802)
Other income (expense):
Interest and other income	855	388	292
Interest and other expense	(52)	(39)	(36)
Loss from valuation of convertible note payable	(1,811)	(12,118)	(1,145)
Loss before income taxes	(55,766)	(56,679)	(18,691)
Income tax benefit (expense)	18	(1)	23
Net loss	$(55,748)	$(56,680)	$(18,668)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	64	(181)	36
Comprehensive loss	$(55,684)	$(56,861)	$(18,632)
Net loss per share, basic and diluted	$(1.08)	$(1.29)	$(0.49)
Weighted average shares used to compute basic and diluted net loss per share	51,411,353	44,090,165	38,479,447
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2012	35,831,808	$36	$122,528	$(52)	$(60,419)	$62,093
Issuance of common stock upon exercise of options	732,483	1	593	—	—	594
Stock-based compensation expense	—	—	3,422	—	—	3,422
Issuance of common stock under Employee Stock Purchase Plan	48,035	—	201	—	—	201
Issuance of common stock, net of $434 of offering costs	5,175,000	5	45,774	—	—	45,779
Unrealized gain on short-term investments	—	—	—	36	—	36
Net loss	—	—	—	—	(18,668)	(18,668)
Balance at December 31, 2013	41,787,326	$42	$172,518	$(16)	$(79,087)	$93,457
Issuance of common stock upon exercise of options	1,006,515	1	2,232	—	—	2,233
Stock-based compensation expense	—	—	7,039	—	—	7,039
Issuance of common stock under Employee Stock Purchase Plan	38,085	—	283	—	—	283
Issuance of common stock in private placement	1,303,780	1	9,568	—	—	9,569
Issuance of common stock, net of $347 of offering costs	4,808,824	5	76,289	—	—	76,294
Unrealized loss on short-term investments	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(56,680)	(56,680)
Balance at December 31, 2014	48,944,530	$49	$267,929	$(197)	$(135,767)	$132,014
Issuance of common stock upon exercise of options	2,298,618	2	6,678	—	—	6,680
Stock-based compensation expense	—	—	15,368	—	—	15,368
Issuance of common stock under Employee Stock Purchase Plan	69,380	—	492	—	—	492
Conversion of convertible note payable into common stock	1,356,738	2	25,206	—	—	25,208
Unrealized gain on short-term investments	—	—	—	64	—	64
Net loss	—	—	—	—	(55,748)	(55,748)
Balance at December 31, 2015	52,669,266	$53	$315,673	$(133)	$(191,515)	$124,078
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(55,748)	$(56,680)	$(18,668)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,591	1,490	1,360
Loss from valuation of convertible note payable	1,811	12,118	1,145
Stock-based compensation	15,368	7,039	3,422
Amortization of premium on investments, net	1,472	1,597	1,439
Loss on disposal of long-term assets	98	18	—
Change in operating assets and liabilities:
Contracts and other receivables	(9,746)	(196)	(79)
Prepaid expenses	(3,967)	(1,795)	(1,890)
Other assets	(176)	(87)	(393)
Accounts payable	529	940	860
Accrued liabilities	2,094	556	1,355
Accrued compensation	284	811	(51)
Deferred revenue	(3,090)	(5,039)	(16,819)
Deferred rent and other liabilities	(379)	(282)	(11)
Net cash used in operating activities	(49,859)	(39,510)	(28,330)
Investing activities
Purchases of short-term investments	(78,401)	(113,417)	(72,005)
Sales and maturities of short-term investments	101,306	85,421	31,951
Purchases of property and equipment	(1,363)	(1,146)	(800)
Acquisition of intangibles	(67)	(65)	(35)
Net cash provided by (used in) investing activities	21,475	(29,207)	(40,889)
Financing activities
Proceeds from issuance of common stock, net	492	86,146	45,980
Proceeds from exercise of common stock options	6,680	2,233	594
Principal payments on other long-term obligations	(155)	(142)	(100)
Net cash provided by financing activities	7,017	88,237	46,474
Net (decrease) increase in cash and cash equivalents	(21,367)	19,520	(22,745)
Cash and cash equivalents at beginning of period	37,327	17,807	40,552
Cash and cash equivalents at end of period	$15,960	$37,327	$17,807
Supplemental disclosure of cash flow information
Net changes in restricted cash	$1,256	$—	$—
Interest paid	$(27)	$(39)	$(37)
Income taxes paid	$(1)	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$1,656	$—	$653
Amounts accrued for property and equipment	$223	$76	$—
Amounts accrued for patent expenditures	$28	$42	$11

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. The Business, Basis of Presentation and Summary of Significant Accounting Policies

Regulus Therapeutics Inc. was originally formed as a Delaware limited liability company under the name Regulus Therapeutics LLC on September 6, 2007, when Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Ionis Pharmaceuticals, Inc., ("Ionis") (formerly, Isis Pharmaceuticals, Inc.), contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Regulus Therapeutics Inc. was converted to a Delaware corporation on January 2, 2009. As used in this report, unless the context suggests otherwise, “the Company,” “our,” “us” and “we” means Regulus Therapeutics Inc.
Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
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
Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca AB (“AstraZeneca”) and our collaboration agreement with Biogen Inc. (“Biogen”), formerly Biogen Idec MA Inc., are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is often the expected term of the research and development plan.
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
Research and Development
Research and development costs are expensed as incurred and consist of costs associated with research activities supporting our drug discovery efforts, compensation and related benefits, non-cash stock-based compensation, license fees, laboratory supplies and associated overhead and facility costs. In certain circumstances, we make non-refundable advance payments to purchase goods and services for future use in research and development activities pursuant to contractual arrangements. In those instances, we capitalize these amounts and record expense in the period that we receive the goods or when services are performed.
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
Fair Value Option
Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: (1) applied instrument by instrument, (2) irrevocable, and (3) applied to an entire instrument. The balance of our convertible note payable, which was valued under the fair value option, was converted into shares of common stock in January 2015 (see Note 4).
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

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds are restricted to costs associated with the relocation of our corporate headquarters. As of December 31, 2015, our restricted cash balance was approximately $1.3 million.

Short-Term Investments
We carry short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Our short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy. We record unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. We determine the realized gains or losses of available-for-sale securities using the specific identification method and include net realized gains and losses in interest income.
At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2015 or 2014.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents and short-term investments with three financial institutions. We invest our excess cash primarily in commercial paper, certificates of deposit and debt instruments of financial institutions and corporations. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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

Intangibles
We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 11 years at December 31, 2015.

We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is 10 years.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2015, 2014 or 2013.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment operating primarily within the United States.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Our only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity for all periods presented.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-19”). Adoption of ASU No. 2014-9 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance will have no impact on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to adopt this ASU prospectively, as is permitted under the standard. The adoption of this standard did not have a material impact on our financial statements for the year ended December 31, 2015 and will not have a material impact in future years.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adoption on our financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plans and convertible note payable, which was converted into common stock in January 2015. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years ended December 31,
	2015	2014	2013
Common stock options	1,674,119	2,566,423	3,639,270
Convertible note payable	—	1,461,474	1,411,659
Total	1,674,119	4,027,897	5,050,929

3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of December 31, 2015, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2015
Corporate debt securities	2 or less	$81,054	$16	$(103)	$80,967
Certificates of deposit	2 or less	13,640	—	—	13,640
Commercial paper	1 or less	3,490	6	—	3,496
Total		$98,184	$22	$(103)	$98,103

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2014
Corporate debt securities	2 or less	$105,085	$2	$(167)	$104,920
Certificates of deposit	2 or less	14,600	—	—	14,600
Commercial paper	1 or less	2,895	1	—	2,896
Total		$122,580	$3	$(167)	$122,416
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
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	Fair value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,152	$15,152	$—	$—
Corporate debt securities	80,967	—	80,967	—
Certificates of deposit	13,640	—	13,640	—
Commercial paper	3,496	—	3,496	—
	$113,255	$15,152	$98,103	$—

	Fair value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,072	$37,072	$—	$—
Corporate debt securities	104,920	—	104,920	—
Certificates of deposit	14,600	—	14,600	—
Commercial paper	2,896	—	2,896	—
	$159,488	$37,072	$122,416	$—
Liabilities:
Convertible note payable	$23,397	$—	$—	$23,397
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
The following table presents a reconciliation of the liability measured at fair value using significant unobservable inputs (Level 3) from December 31, 2014 to December 31, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,397
Change in estimated fair value of convertible note payable	1,811
Convertible note converted to shares of common stock	(25,208)
Balance at December 31, 2015	$—
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
We recorded a loss from the change in valuation of the convertible note payable of $1.8 million, $12.1 million and $1.1 million on the statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, respectively.
5. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Year ended December 31,
	2015	2014	2013
AstraZeneca	$18,871	$1,859	$1,859
Sanofi	71	979	15,336
GSK	—	3,509	1,778
Biogen	1,817	1,122	596
Other	—	200	—
Total	$20,759	$7,669	$19,569
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
Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of December 31, 2015, deferred revenue associated with the collaboration and license agreement and CSPA was $1.1 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of less than one year.
In March 2015, we earned a $2.5 million preclinical milestone payment upon AstraZeneca’s selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107, as a lead compound under the agreement. In December 2015, we earned a $10.0 million clinical milestone payment upon AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $485.5 million, including preclinical milestones of up to $2.5 million upon selection of a lead compound, up to $113.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.
We have evaluated the contingent event-based payments under our collaboration and license agreement with AstraZeneca and determined that the preclinical payments and the milestone earned for the initiation of a Phase I clinical trial meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca funded 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study.  In December 2015, the Company's technology was transferred by us to AstraZeneca. Upon completion of the technology transfer, we have no further obligation and AstraZeneca will be responsible for all future development of RG-125. As of December 31, 2015, the Company's obligations under the letter agreement were substantially complete. We recognized $4.5 million for the year ended 2015 for the performance of research and development and product manufacturing activities outlined in the letter agreement and the deferred revenue balance as of December 31, 2015 was insignificant.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of December 31, 2015, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2015, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately four years.
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
We have evaluated the contingent event-based payments under the 2014 Sanofi Amendment and determined that the proof-of-concept option exercise fees and clinical milestone payments meet the definition of substantive milestones. Accordingly, revenue for these achievements will be recognized in their entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the 2014 Sanofi Amendment for which payment is contingent upon the results of Sanofi’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.
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
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$7,310	$6,394
Computer equipment and software	305	266
Furniture and fixtures	138	119
Leasehold improvements	1,930	1,899
Construction in progress	2,167	43
	11,850	8,721
Less accumulated depreciation and amortization	(6,450)	(5,153)
Property and equipment, net	$5,400	$3,568
Depreciation and amortization of property and equipment of $1.5 million, $1.4 million and $1.3 million was recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2015	2014
Patents	$1,081	$1,067
Licenses	379	379
	1,460	1,446
Accumulated amortization	(379)	(296)
Intangibles, net	$1,081	$1,150

Intangible asset amortization of $0.1 million was recorded for each of the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.

8. Commitments and Contingencies
Operating Lease
We lease office and laboratory space located in San Diego, California, for our corporate headquarters and research facility under an operating lease agreement (the "Lease"). The Lease commenced in July 2010 and provided office and laboratory space, expiring in June 2017.
In connection with the inception of the Lease, we were provided tenant incentives of $0.1 million which was used to construct a leasehold improvement. In addition, we were provided and fully utilized a tenant improvement allowance of approximately $0.6 million, which was used to fund additional leasehold improvements. In January 2011, the Lease was amended to memorialize the payback of the allowance into our base rent. In conjunction with the amendment of the Lease in November 2012 to increase rented space by 7,500 square feet, we were provided an additional tenant improvement allowance of approximately $0.7 million, which was utilized in 2013 to fund leasehold improvements in the newly occupied space. We are obligated to repay our landlord the tenant improvement allowance, plus interest at a fixed rate of 8%, on a monthly basis over the remaining term of the Lease.
The Lease provided for early termination rights after the 60th month of the lease, provided at least 9 months prior written notice however, no early termination rights were available for the additional space occupied in conjunction with the amendment of the Lease in November 2012.
In October 2015, we provided written notice to our landlord of our election to early terminate the Lease. The effective date of termination for the Lease is June 30, 2016. The additional space occupied in conjunction with the amendment of the Lease in November 2012 expires in June 2017. Termination fees associated with the early termination of the Lease are not material.

Rent expense under the Lease for the years ended December 31, 2015, 2014 and 2013 was approximately $0.6 million, $0.7 million and $0.7 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent under the Lease, which is included in other long-term liabilities, at December 31, 2015 and 2014 was approximately $0.4 million and $0.7 million, respectively. The tenant incentive obligation balance under the Lease at December 31, 2015 and 2014 was approximately $0.3 million and $0.6 million, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred.
In July 2015, we entered into a new lease agreement for the lease of approximately 59,000 square feet of office and laboratory space in San Diego, California, for a term of 96 months from the lease commencement date, and anticipate moving the Company's headquarters into this new space in the first half of 2016.  In conjunction with the new lease agreement, we received $1.4 million from our landlord in August 2015 for assistance with costs associated with the relocation of our corporate headquarters. These funds were received for a specific and limited purpose, and therefore are classified as restricted cash and tenant incentive obligation on the Company's balance sheet. As of December 31, 2015, the Company has used approximately $0.1 million for qualified purposes. In addition, the new lease agreement provided a tenant improvement allowance of up to $8.5 million, which may be used for non-structural leasehold improvements at the new facility. As of December 31, 2015 we have used approximately $1.7 million of the tenant improvement allowance, which is classified as construction in process and deferred rent on the Company's balance sheet and will be amortized against rent expense on a straight line basis over the term of the lease, commencing upon lease inception.
The future minimum payment summary below includes amounts payable over the remaining period of the Lease and the new lease agreement entered into in July 2015.
As of December 31, 2015, aggregate future annual minimum lease payments for our operating leases are as follows (in thousands):

2016	$1,699
2017	2,330
2018	2,575
2019	2,654
2020	2,733
Thereafter	9,707
$21,698
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
9. Convertible Note Payable
In October 2012, in conjunction with our initial public offering the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. At December 31, 2014, the fair value of the Post-IPO GSK Note was $23.4 million and was classified as “Convertible note payable, at fair value” on the balance sheet. On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.
10. Common Stock and Stockholders’ Equity

Common Stock
As of December 31, 2015, there were 52,669,266 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2015:

Common stock options outstanding	5,125,667
Common stock available for future grant under the 2012 Plan	1,549,163
Common stock available for future grant under the Inducement Plan	958,052
Employee Stock Purchase Plan	1,260,136
Total common shares reserved for future issuance	8,893,018
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2015 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2014	6,643	$6.95
Granted	1,915	$10.98
Exercised	(2,299)	$2.95
Canceled/forfeited/expired	(1,133)	$13.13
Options outstanding at December 31, 2015	5,126	$8.91	7.6	$8,461
Vested or expected to vest at December 31, 2015	4,911	$8.83	7.6	$8,319
Exercisable at December 31, 2015	1,963	$6.37	5.3	$5,816

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 was $7.47, $8.37 and $4.14, respectively.

The total intrinsic value of stock options exercised was $21.4 million, $12.1 million and $5.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. Cash received from the exercise of stock options was approximately $6.7 million, $2.2 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Plan and Inducement Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2015	2014	2013
Stock options
Risk-free interest rate	1.8%	1.8%	1.9%
Volatility	78.9%	74.3%	72.4%
Dividend yield	—	—	—
Expected term (years)	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	1.8%	2.1%	—%
Volatility	76.7%	69.6%	—%
Dividend yield	—	—	—
Expected term (years)	6.0	6.3	0.0
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.1%	0.1%
Volatility	76.1%	69.8%	58.8%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5

Risk-free interest rate - The risk-free interest rate assumption was based on observed interest rates appropriate for the expected term of the stock option grants.
Expected dividend yield - The expected dividend yield assumption was based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
Expected volatility - The expected volatility assumption for the year ended December 31, 2015 was based on the historical volatility of the trading price of our common stock. The expected volatility assumption for the year ended December 31, 2014 was based on a combination of volatility of a peer group of similar companies whose share prices were publicly available and the historical volatility of the trading price of our common stock. The expected volatility assumption for the year ended December 31, 2013 was based on volatility of a peer group of similar companies whose share prices are publicly available and the historical volatility of the trading price of our common stock. The peer group was developed based on companies in the biotechnology industry.
Expected term - The expected term represents the period of time that options are expected to be outstanding. Because we do not have sufficient historical exercise behavior data, we determine the expected life using the simplified method, which was an average of the contractual term of the option and its ordinary vesting period.
Forfeitures - We reduce stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based upon historical information and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rates ranged from 3% to 8% for the years ended December 31, 2015 and 2014.
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2015	2014	2013
Research and development	$8,075	$3,939	$2,246
General and administrative	7,293	3,100	1,176
Total	$15,368	$7,039	$3,422
The total compensation cost related to non-vested awards not yet recognized was $12.4 million as of December 31, 2015. The weighted-average period over which this expense is expected to be recognized is approximately 1.6 years. For the year ended December 31, 2015, stock-based compensation included $3.9 million in severance charges associated with the termination of former executives.
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. We issued 69,380 shares of common stock under the 2012 Purchase Plan for the year ended December 31, 2015. As of December 31, 2015, 155,500 shares of our common stock were issued and 1,260,136 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2012 Purchase Plan.
Inducement Plan
On July 17, 2015, the Company’s Board of Directors adopted an Inducement Plan, which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The Inducement Plan initially reserved 1,000,000 shares of common stock and provides for the grant of NSOs that will be used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. Under the Inducement Plan, options may be granted with different vesting terms from time to time, but not to exceed ten years from the date of grant.
Under the Inducement Plan, options typically vest over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.

11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We have elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary. We made $0.1 million in matching contributions for each of the years ended December 31, 2015, 2014 and 2013, respectively.
12. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	1	1	1
	1	1	1
Deferred:
Federal	(17)	—	(20)
State	(2)	—	(4)
	(19)	—	(24)
Income tax (benefit) expense	$(18)	$1	$(23)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2015	2014	2013
Expected income tax benefit at federal statutory tax rate	$(18,960)	$(19,271)	$(6,355)
State income taxes, net of federal benefit	(1,580)	(2,348)	(1,090)
Tax credits	(5,039)	(3,307)	(2,406)
Change in fair value of convertible note payable	616	4,120	456
Change in valuation allowance	23,216	20,047	9,026
Prior year true-up	110	(92)	(235)
Stock compensation	1,161	902	667
Reserve for uncertain tax positions	254	—	—
Other	204	(50)	(86)
Income tax (benefit) expense	$(18)	$1	$(23)

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$48,912	$34,954
Research and development and other tax credits	15,148	8,732
Deferred revenue	1,210	1,919
Intangibles and property and equipment basis difference	2,097	1,874
Stock compensation expense	3,488	1,999
Other	1,129	617
Total deferred tax assets	71,984	50,095
Total deferred tax liabilities	(343)	(1,670)
Net deferred tax asset	71,641	48,425
Valuation allowance	(71,641)	(48,425)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to fully offset the net deferred tax asset of $71.6 million.
As of December 31, 2015, we had federal and California tax net operating loss carryforwards of $143.5 million and $133.3 million, respectively, which begin to expire in 2030 and 2031. At December 31, 2015, approximately $19.4 million and $14.5 million of the Federal and State net operating loss carryforwards, respectively, relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. As of December 31, 2015, we also had federal and California research and development tax credit carryforwards of $12.8 million and $5.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely. As of December 31, 2015, we also had $0.2 million of Federal Alternative Minimum Tax Credit carryforwards that are available indefinitely.

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
The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance of unrecognized tax benefits	$1,853	$1,092	$569
(Decrease) increase for prior year tax positions	(250)	(73)	137
Increase for current year tax positions	695	834	386
Total	$2,298	$1,853	$1,092
Included in unrecognized tax benefits of $2.3 million at December 31, 2015 was $1.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance.
We are subject to taxation in the United States and California. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2009 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2015, 2014 and 2013, we have not recognized any interest or penalties related to income taxes.

13. Related Party Transactions
We have entered into several agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were $0.4 million for the year ended December 31, 2015 and zero for the years ended December 31, 2014 and 2013.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2015.
14. Selected Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2015 and 2014 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2015
Revenues	$4,200	$3,834	$1,865	$10,860
Operating expenses	17,071	25,015	15,210	18,221
Net loss	(14,487)	(21,035)	(13,000)	(7,226)
Basic and diluted net loss per share(1)	$(0.29)	$(0.41)	$(0.25)	$(0.14)
2014
Revenues	$1,631	$736	$1,083	$4,219
Operating expenses	12,336	13,749	12,742	13,752
Net loss	(12,741)	(11,973)	(9,798)	(22,168)
Basic net loss per share(1)	$(0.30)	$(0.28)	$(0.23)	$(0.47)
Diluted net loss per share(1)(2)	$(0.30)	$(0.29)	$(0.26)	$(0.47)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

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
None.

Item 9A.	Controls and Procedures
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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On May 7, 2010, we entered into a license agreement with ETH Zürich. Pursuant to the agreement, we have an exclusive, sublicensable, worldwide license to certain patent rights held by ETH Zürich related to the use of anti-miR therapeutics targeting miR-103/107 for the treatment of metabolic disorders, including type 2 diabetes. Upon AstraZeneca’s commencement of clinical development of a miR-103/107 anti-miR for the treatment of NASH, a metabolic disorder, we considered our agreement with ETH Zürich to be material to our collaboration with AstraZeneca.
Pursuant to the agreement, we paid ETH Zürich an upfront license fee of CHF 20,000. In addition, we are required to pay ETH Zürich up to CHF 700,000 upon achievement of specified clinical milestones and CHF 1.0 million upon marketing approval of the first licensed product covered by the licensed patent rights. Upon commercialization of a product covered by the licensed patent rights, we will be required to pay ETH Zürich a low, single-digit percentage of net sales as a royalty. Our royalty obligations will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached. We are also required to pay annual minimum payments of CHF 10,000, though these payments are creditable against any royalties due by us for the same calendar year. We are required to use diligent and reasonable efforts to develop and commercially exploit at least one product covered by the licensed patent rights.
We may terminate the agreement upon 60 days’ notice. Each party may terminate the agreement in the event of the other party’s insolvency, bankruptcy or liquidation or in the event of the other party’s material breach which remains uncured after 30 days’ written notice. Events constituting a material breach by us are limited to nonpayment of amounts due, failure to use diligent and reasonable efforts to develop and commercialize a licensed product and challenging the validity of the licensed patent rights. Absent early termination, the agreement will terminate upon the expiration of the last to expire patent licensed to us under the agreement, which is currently expected to occur in 2030.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.regulusrx.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial and accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.        Executive Compensation
The information required by this item will be set forth in the sections headed “Executive Compensation” and "Director Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence
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

Financial Statements. We have filed the following financial statements with this Annual Report:

Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits. For a list of exhibits filed with this Annual Report, refer to the Exhibit Index following the signature page to this Annual Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: February 23, 2016	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2016	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Operating Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul C. Grint, M.D. and Joseph P. Hagan as his true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Grint	Director, President & Chief Executive Officer
Paul C. Grint, M.D.	(Principal Executive Officer)	February 23, 2016

/s/ Joseph P. Hagan	Chief Operating Officer
Joseph P. Hagan	(Principal Financial and Accounting Officer)	February 23, 2016

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Director	February 23, 2016

/s/ David Baltimore
David Baltimore, Ph.D.	Director	February 23, 2016

Signature	Title	Date

/s/ Mark G. Foletta
Mark G. Foletta	Director	February 23, 2016

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	February 23, 2016

/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.	Director	February 23, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

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

10.6
Regulus Therapeutics Inc. Inducement Plan and Form of Stock Option Grant Notice, Form of Stock Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-206511), filed with the SEC on August 21, 2015).

10.7*
Amended and Restated Employment Agreement by and between the Registrant and Paul C. Grint, M.D., dated September 19, 2014 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.8*
Paul C. Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2015).

10.9*
Paul C. Grint, M.D., Base Salary and Target Bonus Increases, effective June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015).

10.10*	Employment Agreement, effective January 1, 2016, by and between the Registrant and Joseph P. Hagan.

10.11
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

10.16
Office Lease by and between the Registrant and Walton Torrey Owner B, L.L.C., dated July 31, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015).

10.17†
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

10.28†
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2013).

10.29†
Second Amended and Restated Collaboration and License Agreement dated February 5, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014).

10.30
Registration Rights Agreement dated February 5, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2014).

10.31†
Letter Agreement, dated as of January 30, 2015, by and between the Registrant and AstraZeneca AB (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015).

10.32†	Licensing Agreement, dated as of May 7, 2010, by and between the Registrant and ETH Zurich.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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