Form 10-Q
period 2016-03-31
Regulus Therapeutics Inc.
filed 2016-05-03
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
As of April 27, 2016, the registrant had 52,781,008 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEMS 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,249	$15,960
Short-term investments	85,849	98,103
Restricted cash	918	1,256
Prepaid expenses	9,272	8,159
Contract and other receivables	61	10,021
Other current assets	410	759
Total current assets	115,759	134,258
Property and equipment, net	10,956	5,400
Intangibles, net	1,069	1,081
Other assets	354	344
Total assets	$128,138	$141,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,622	$2,717
Accrued liabilities	5,456	6,329
Accrued compensation	1,211	2,392
Current portion of deferred revenue	723	1,194
Total current liabilities	11,012	12,632
Deferred revenue, less current portion	2,047	2,065
Other long-term liabilities	7,850	2,308
Total liabilities	20,909	17,005
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,774,550 and 52,669,266 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	53	53
Additional paid-in capital	319,990	315,673
Accumulated other comprehensive loss	(92)	(133)
Accumulated deficit	(212,722)	(191,515)
Total stockholders’ equity	107,229	124,078
Total liabilities and stockholders’ equity	$128,138	$141,083
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$489	$4,200
Total revenues	489	4,200
Operating expenses:
Research and development	16,764	13,427
General and administrative	5,103	3,644
Total operating expenses	21,867	17,071
Loss from operations	(21,378)	(12,871)
Other income (expense):
Interest and other income	190	199
Interest and other expense	(24)	(8)
Loss from valuation of convertible note payable	—	(1,811)
Loss before income taxes	(21,212)	(14,491)
Income tax benefit	5	4
Net loss	$(21,207)	$(14,487)
Other comprehensive loss:
Unrealized gain on short-term investments, net	40	58
Comprehensive loss	$(21,167)	$(14,429)
Net loss per share, basic and diluted	$(0.40)	$(0.29)
Weighted average shares used to compute basic and diluted net loss per share	52,710,672	50,071,165
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(21,207)	$(14,487)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	419	394
Loss from valuation of convertible note payable	—	1,811
Stock-based compensation	3,749	3,103
Amortization of premium on investments, net	198	425
Loss on disposal of long-term assets	—	50
Change in operating assets and liabilities:
Contracts and other receivables	9,959	(2,469)
Prepaid expenses	(1,113)	(148)
Other assets	338	226
Accounts payable	906	471
Accrued liabilities	(596)	899
Accrued compensation	(1,181)	(1,059)
Deferred revenue	(489)	(389)
Deferred rent and other liabilities	87	(79)
Net cash used in operating activities	(8,930)	(11,252)
Investing activities
Purchases of short-term investments	(20,475)	(37,157)
Sales and maturities of short-term investments	32,572	30,010
Purchases of property and equipment	(395)	(236)
Acquisition of intangibles	(11)	(7)
Net cash provided by (used in) investing activities	11,691	(7,390)
Financing activities
Proceeds from issuance of common stock, net	363	257
Proceeds from exercise of common stock options	206	695
Principal payments on other long-term obligations	(41)	(37)
Net cash provided by financing activities	528	915
Net increase (decrease) in cash and cash equivalents	3,289	(17,727)
Cash and cash equivalents at beginning of period	15,960	37,327
Cash and cash equivalents at end of period	$19,249	$19,600
Supplemental disclosure of cash flow information
Net changes in restricted cash	$(338)	$—
Interest paid	$(5)	$(8)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$5,470	$—
Amounts accrued for property and equipment	$86	$14
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015, from which the balance sheet information herein was derived.
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
Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca AB (“AstraZeneca”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is often the expected term of the research and development plan.
Milestones
We apply the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to us. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either our performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds are restricted to costs associated with the relocation of our corporate headquarters. As of March 31, 2016, our restricted cash balance was $0.9 million.
Prepaid Expenses
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process.  We periodically review these capitalized materials for indicators of impairment, including shelf life, continued alternative future use and obsolescence.  We have not recorded any adjustments to the carrying value of these materials to date.  These materials are recorded as prepaid expenses in our consolidated balance sheets.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted and in 2015 the Company elected to adopt this ASU prospectively. The adoption of this standard did not have a material impact on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 2,413,720 and 2,813,279 shares attributable to common stock options for the three months ended March 31, 2016 and 2015, respectively.
3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of March 31, 2016, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of March 31, 2016
Corporate debt securities	2 or less	$70,394	$20	$(49)	$70,365
Certificates of deposit	2 or less	11,240	—	—	11,240
Commercial paper	1 or less	4,235	9	—	4,244
Total		$85,869	$29	$(49)	$85,849

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2015
Corporate debt securities	2 or less	$81,054	$16	$(103)	$80,967
Certificates of deposit	2 or less	13,640	—	—	13,640
Commercial paper	1 or less	3,490	6	—	3,496
Total		$98,184	$22	$(103)	$98,103
4. Fair Value Measurements
We have certain financial assets recorded at fair value which have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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
Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair value as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,482	$17,482	$—	$—
Corporate debt securities	70,365	—	70,365	—
Certificates of deposit	11,240	—	11,240	—
Commercial paper	4,244	—	4,244	—
	$103,331	$17,482	$85,849	$—

	Fair value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,152	$15,152	$—	$—
Corporate debt securities	80,967	—	80,967	—
Certificates of deposit	13,640	—	13,640	—
Commercial paper	3,496	—	3,496	—
	$113,255	$15,152	$98,103	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
Financial Liabilities Measured at Fair Value
In October 2012, in conjunction with our initial public offering, the amended and restated convertible promissory note originally issued in February 2010 rolled over into a new promissory note (the "Post-IPO GSK Note"). The Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. We used an income approach in the form of a convertible bond valuation model to value our convertible note payable. The convertible bond model considered the debt and option characteristics of the note.
On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. A final valuation upon conversion was performed, considering only the option characteristics of the note as its conversion was certain. Key inputs of volatility, risk-free rate and credit spread were considered, however, the final valuation was substantially driven by the number of shares of common stock issued upon conversion (1,356,738) and our stock price on the date of conversion ($18.58). Upon issuance of the common stock, the fair value of the convertible note was classified into stockholders' equity. We recorded a loss from the change in valuation of the convertible note payable of $1.8 million in the condensed statements of operations and comprehensive loss upon conversion in January 2015.
5. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2016:

Common stock options outstanding	6,624,083
Common stock available for future grant under 2012 Equity Incentive Plan	2,491,184
Common stock available for future grant under 2015 Inducement Plan	581,806
Employee Stock Purchase Plan	1,697,431
Total common shares reserved for future issuance	11,394,504

The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2016 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2015	5,126	$8.91
Granted	1,960	$6.75
Exercised	(43)	$4.83
Canceled/forfeited/expired	(419)	$10.61
Options outstanding at March 31, 2016	6,624	$8.19
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2016	2015
Stock options
Risk-free interest rate	1.4%	1.7%
Volatility	79.9%	75.1%
Dividend yield	—	—
Expected term (years)	5.9	6.1
Performance stock options
Risk-free interest rate	1.5%	1.8%
Volatility	79.4%	76.4%
Dividend yield	—	—
Expected term (years)	6.0	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.3%	0.1%
Volatility	79.2%	72.9%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Research and development	$1,432	$1,956
General and administrative	2,317	1,147
Total	$3,749	$3,103
6. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
AstraZeneca	$471	$3,582
Sanofi	18	18
Biogen	—	600
Total	$489	$4,200
AstraZeneca
In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we have agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we are required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application ("IND") or the end of the research term, which extends until the fourth anniversary of the date of the agreement, or August 2016, and may be extended only by mutual written agreement of us and AstraZeneca. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of alliance product candidates.
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
Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of March 31, 2016, deferred revenue associated with the collaboration and license agreement and CSPA was $0.7 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately five months.
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
We have evaluated the contingent event-based payments under our collaboration and license agreement with AstraZeneca and determined that the preclinical milestone and the milestone earned for the initiation of a Phase I clinical trial meet the definition of substantive milestones. Accordingly, revenue for these achievements was recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Other contingent event-based payments under the agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca funded 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. In December 2015, we completed a technology transfer to AstraZeneca and have no further obligations to AstraZeneca for future development of RG-125. We recognized $0.6 million for the three months ended March 31, 2015 for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of December 31, 2015, the Company's obligations under the letter agreement were complete.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of March 31, 2016, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2016, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately four years.

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
Biogen
In August 2014, we entered into a collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for multiple sclerosis. Pursuant to the terms of the collaboration and license agreement, we received an upfront payment of $2.0 million. We determined that the elements within the collaboration and license agreement were to be treated as a single unit of accounting because the delivered element, the license, did not have stand-alone value to Biogen. As a result, we recognized revenue relating to the upfront payment of $2.0 million on a straight-line basis over the estimated period of performance, which was approximately one year based on the expected term of the research and development plan.
In July 2015, the collaboration and license agreement was amended to modify the conditions of the third research-based milestone. Additionally, the amendment extended the expected research term from 12 months to 14 months. We recognized the remaining upfront payment on a straight-line basis over the amended expected term. As of December 31, 2015, our period of performance was complete and the deferred revenue balance was zero.

In January 2015, May 2015, and September 2015, we earned research milestone payments under the collaboration and license agreement of $0.1 million, $0.3 million and $0.3 million, respectively. We evaluated the contingent event-based payments under our collaboration and license agreement with Biogen and determined that the research milestone payments met the definition of substantive milestones. Accordingly, revenue for these achievements was recognized in the period the milestones were achieved and collectability was reasonably assured.
7. Related Party Transactions
We have entered into certain agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were $0.8 million for the three months ended March 31, 2016, compared to $0.4 million for the three months ended March 31, 2015.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three months ended March 31, 2016.

8. Subsequent Events
On May 1, 2016, we commenced the term of the facility lease agreement with Walton Torrey Owner B, L.L.C., which we entered into in July 2015, for approximately 59,000 square feet of office and laboratory space in San Diego, California, for a term of 96 months. We anticipate completing the relocation of the Company's headquarters in the second quarter of 2016.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, filed with the Securities and Exchange Commission on February 23, 2016. Past operating results are not necessarily indicative of results that may occur in future periods.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•
the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to our research and development activities, preclinical studies and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•
our strategic alliance partners’ election to pursue development and commercialization of any programs or product candidates that are subject to our collaboration and license agreements with such partners;

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations, if any;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
OVERVIEW
We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics. Under these strategic alliances, we are eligible to receive approximately $900.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics and royalties on net sales for the programs contemplated by our agreements. These payments include up to $107.8 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $128.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $490.0 million upon achievement of commercialization milestones.
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
Development Stage Pipeline
We currently have three programs in clinical development. Our most advanced program, RG-101, is a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. Our second program is RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available. Our third program, under our strategic alliance with AstraZeneca is RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes. AstraZeneca recently commenced clinical development of RG-125.
RG-101: We are currently evaluating RG-101 in several Phase I/II studies.

•
In August 2015, we initiated a Phase II study investigating RG-101 designed to evaluate a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In April 2016, we announced updated interim results from the clinical study:

Number and Percentage of Patients with Response at Various Timepoints

Follow-Up After 2nd Dose of RG-101	RG-101 + Harvoni®	RG-101 + Olysio®	RG-101 + Daklinza™
Week 8	21/21 (100%)	21/21 (100%)	20/22†* (90.9%)
Week 12	14/14 (100%)	14/15* (93.3%)	12/12 (100%)
Week 16	9/9 (100%)	8/9* (88.9%)	9/9 (100%)
Week 20	2/2 (100%)	2/2 (100%)	2/2 (100%)
Week 24	1/1 (100%)	2/2 (100%)	-- (--)
†One slow-responder who subsequently achieved virologic response (<LLOQ) at Week 12
*One relapse in Daklinza arm at Week 8 and one relapse in Olysio arm at Week 12
To date, RG-101 has been generally well tolerated with the majority of adverse events considered mild or moderate, and with no study discontinuations. The primary endpoint analysis (12 week follow up) for all 79 patients in the study are anticipated to be reported in late Q2 2016.

•
In November 2015, we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In Q1 2016, we initiated a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK had initiated the development of a long-acting parenteral formulation for injection (“LAP”) of GSK2878175 which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.  This LAP formulation of GSK2878175 may be used in potential additional clinical trials together with RG-101 following completion of the planned Phase II study. We expect to report safety and efficacy data from the GSK Phase II study before the end of 2016. Neither we nor GSK has any further obligations or commitments beyond the contemplated study under the clinical trial collaboration agreement.

•
In January 2016, we initiated a multi-center, open label, non-randomized Phase I study to compare the safety, tolerability, pharmacokinetics, and pharmacodynamics of 2 mg/kg of RG-101 in subjects with severe renal insufficiency or end-stage renal disease (ESRD) to healthy control subjects, and further explore RG-101 in hepatitis C infected subjects with severe renal insufficiency or ESRD.  The Phase I study has three treatment arms (n=24): (i) healthy volunteers (n=8); (ii) patients with severe renal impairment or ESRD (n=8); and (iii) HCV patients with severe renal impairment or ESRD (n=8).  Enrollment is expected to be complete in the second quarter of 2016 with efficacy data from the HCV/severe renal impairment or ESRD arm anticipated in the second half of 2016.

RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. We believe the data from the ATHENA study will provide the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. We plan to initiate a Phase II proof-of-concept study evaluating the efficacy of RG-012 in Alport syndrome patients during 2016.
RG-125: AstraZeneca initiated a Phase I study evaluating RG-125 in humans in December 2015, earning Regulus a $10.0 million milestone from the collaboration. AstraZeneca is responsible for all future development for RG-125.
We are advancing our preclinical portfolio towards clinical development in renal, hepatic, and central nervous system diseases both independently and with our strategic alliance partners Sanofi and AstraZeneca.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 76 and have spent a total of approximately $211.0 million in research and development expenses through March 31, 2016.

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our preclinical research programs toward the clinic, including other IND-enabling activities. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic alliance partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including clinical data, preclinical data, competition, manufacturing capability and commercial viability. Under our strategic alliance with Sanofi, we are responsible for the development of product candidates through proof-of-concept, after which time Sanofi would be responsible for the costs of clinical development and commercialization and all related costs, in the event it exercises its option to such program. Under our strategic alliance agreement with AstraZeneca, we are responsible for certain research and development activities with respect to each alliance target under a mutually agreed upon research and development plan until the earlier to occur of acceptance of an IND application (or its foreign equivalent) in a major market or the end of the research term under the agreement. We also have several independent programs for which we are responsible for all of the research and development costs, unless and until we partner any of these programs in the future.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2015. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2016 and 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Revenue under strategic alliances and collaborations	$489	$4,200
Research and development expenses	16,764	13,427
General and administrative expenses	5,103	3,644
Loss from valuation of convertible note payable	—	(1,811)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
AstraZeneca	$471	$3,582
Sanofi	18	18
Biogen	—	600
Total revenues under strategic alliances and collaborations	$489	$4,200
Revenue under strategic alliances was $0.5 million for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015.
Revenue under the AstraZeneca collaboration and license agreement decreased to $0.5 million for the three months ended March 31, 2016, compared to $3.6 million for the three months ended March 31, 2015. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes. Additionally, revenue of $0.6 million was recognized under the January 2015 letter agreement for the three months ended March 31, 2015. As of December 31, 2015, the Company's obligations under the letter agreement were complete.
Revenue recognized from our collaboration and license agreement with Biogen decreased to zero for the three months ended March 31, 2016, compared to $0.6 million for the three months ended March 31, 2015, as a result of the completion of our performance under the collaboration and license agreement as of September 2015.
As of March 31, 2016, we had $2.8 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
Research and development expenses were $16.8 million for the three months ended March 31, 2016, compared to $13.4 million for the three months ended March 31, 2015. This change was primarily driven by a net increase in our aggregate preclinical studies and clinical trial program costs of $4.3 million for the three months ended March 31, 2016, compared to the same period in 2015. Specifically, clinical trial costs for RG-101 increased by $4.9 million for the three months ended March 31, 2016, compared to the same period in 2015. This increase was due to costs incurred associated with Phase II studies for RG-101. Clinical trial program costs for RG-012 increased by $0.7 million for three months ended March 31, 2016, compared to the same period in 2015. This increase was due to costs incurred associated with our global ATHENA natural history of disease study and manufacturing costs for RG-012. These increases were partially offset by a decrease in preclinical study costs for RG-125 of $1.3 million for the three months ended March 31, 2016, compared to the same period in 2015. Upon completion of the technology transfer to AstraZeneca in December 2015, our development obligations were completed, and we anticipate no further research and development expenses related to the future development of RG-125.
Research and development personnel costs, including stock based compensation, decreased by $0.2 million for the three months ended March 31, 2016, compared to the same period in 2015. This was principally driven by a decrease in non-cash stock-based compensation expense of $0.5 million for the three months ended March 31, 2016, compared to the same periods in 2015. We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our preclinical research programs toward the clinic, including other IND-enabling activities.
General and administrative expenses
General and administrative expenses were $5.1 million for the three months ended March 31, 2016, compared to $3.6 million for the three months ended March 31, 2015. Personnel costs, including non-cash stock based compensation, increased by $1.2 million for three months ended March 31, 2016, compared to the same period in 2015. This was principally driven by an increase in non-cash stock based compensation expense of $1.2 million for the three months ended March 31, 2016, compared to the same period in 2015. In addition, the change in general and administrative expenses was driven by an increase in external service costs of $0.3 million for the three months ended March 31, 2016, compared to the same period in 2015. We expect our general and administrative expenses to increase for the foreseeable future as we expand our operating activities and incur additional costs associated with being a publicly-traded company.

Loss from valuation of convertible note payable
On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. Upon conversion, we recorded a loss from the change in value of the convertible note payable of $1.8 million for the three months ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2016, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities, including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014.
As of March 31, 2016, we had $106.0 million in cash, cash equivalents and short-term investments, including $0.9 million in restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(8,930)	$(11,252)
Investing activities	11,691	(7,390)
Financing activities	528	915
Total	$3,289	$(17,727)
Operating activities
Net cash used in operating activities was $8.9 million for the three months ended March 31, 2016, compared to $11.3 million for the three months ended March 31, 2015. The decrease in net cash used in operating activities was attributable to changes in working capital, which resulted in net cash provided by operating activities of $7.9 million for the three months ended March 31, 2016, compared to net cash used in operating activities of $2.5 million for the three months ended March 31, 2015. This change was principally due to the receipt of $10.0 million from AstraZeneca in February 2016 for a milestone achieved in December 2015.
Net cash provided by changes in working capital was partially offset by an increase in net loss of $6.7 million for the three months ended March 31, 2016, compared to the same period in 2015. Additionally, adjustments for non-cash charges, including stock-based compensation and changes in value of our convertible note payable, decreased to $4.4 million for the three months ended March 31, 2016, compared to $5.8 million for the three months ended March 31, 2015.

Investing activities
Net cash provided by or used in investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $12.1 million for the three months ended March 31, 2016, compared to net cash used in net purchases of short-term investments of $7.1 million for the three months ended March 31, 2015. Net cash used for purchases of property and equipment was $0.4 million for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015.
Financing activities
Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015. The decrease in net cash provided by financing activities was primarily a result of a decrease in proceeds from the exercise of common stock options of $0.5 million for the three months ended March 31, 2016, compared to the same period in 2015. This decrease was partially offset by an increase in proceeds from the issuance of common stock of $0.1 million for the three months ended March 31, 2016, compared to the same period in 2015.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2016, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $21.2 million and $14.5 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $212.7 million.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our strategic alliance partners are pursuing development candidates. For example, we are aware that Roche Innovation Center Copenhagen has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues. *
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, in order to commercialize RG-101 or to exercise our co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, we would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out sales or co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs that are the subject of existing strategic alliances, such as the metabolic and oncology programs with AstraZeneca, we intend to rely completely on our alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2016, we had 94 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. In May 2016, we intend to begin the relocation of our corporate headquarters and research facility to a new facility. If we are unable to complete the transition of our technology, personnel and operations in a cost-efficient and timely manner, we may experience disruptions that could negatively impact our business, objectives, financial condition and results of operations. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $4.15 to $22.08, through April 27, 2016. The trading price of our common stock is likely to continue to be volatile.
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
Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of April 27, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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

Regulus Therapeutics Inc.
Date: May 2, 2016	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2016	By:	/s/ Joseph P. Hagan
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

10.1*
Employment Agreement, effective January 1, 2016, by and between the Registrant and Joseph P. Hagan.
(incorporated by reference to Exhibit 10.10 in the Registrant's Annual Report on Form 10-K, filed with the SEC on February 23, 2016).

10.2†
Licensing Agreement, dated as of May 7, 2010, by and between the Registrant and ETH Zurich (incorporated by reference to Exhibit 10.32 in the Registrant's Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

10.3*	Paul C. Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2016

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
†
We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**
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