Form 10-Q
period 2016-06-30
Regulus Therapeutics Inc.
filed 2016-08-03
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670

Regulus Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10614 Science Center Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
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
As of July 29, 2016, the registrant had 52,820,326 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,040	$15,960
Short-term investments	80,502	98,103
Restricted cash	462	1,256
Prepaid expenses	7,565	8,159
Contract and other receivables	143	10,021
Other current assets	522	759
Total current assets	116,234	134,258
Property and equipment, net	12,322	5,400
Intangibles, net	1,062	1,081
Other assets	310	344
Total assets	$129,928	$141,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,504	$2,717
Accrued liabilities	5,472	6,329
Accrued compensation	1,863	2,392
Current portion of deferred revenue	258	1,194
Total current liabilities	11,097	12,632
Term loan, less debt issuance costs	19,786	—
Deferred revenue, less current portion	2,029	2,065
Other long-term liabilities	8,570	2,308
Total liabilities	41,482	17,005
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,787,756 and 52,669,266 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	53	53
Additional paid-in capital	322,287	315,673
Accumulated other comprehensive loss	(83)	(133)
Accumulated deficit	(233,811)	(191,515)
Total stockholders’ equity	88,446	124,078
Total liabilities and stockholders’ equity	$129,928	$141,083
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$483	$3,834	$972	$8,034
Total revenues	483	3,834	972	8,034
Operating expenses:
Research and development	18,007	19,201	34,772	32,628
General and administrative	3,664	5,814	8,767	9,458
Total operating expenses	21,671	25,015	43,539	42,086
Loss from operations	(21,188)	(21,181)	(42,567)	(34,052)
Other income (expense):
Interest and other income	180	151	372	351
Interest and other expense	(90)	(7)	(114)	(16)
Loss from valuation of convertible note payable	—	—	—	(1,811)
Loss before income taxes	(21,098)	(21,037)	(42,309)	(35,528)
Income tax benefit	8	2	13	6
Net loss	$(21,090)	$(21,035)	$(42,296)	$(35,522)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	9	(2)	50	55
Comprehensive loss	$(21,081)	$(21,037)	$(42,246)	$(35,467)
Net loss per share, basic and diluted	$(0.40)	$(0.41)	$(0.80)	$(0.70)
Weighted average shares used to compute basic and diluted net loss per share	52,782,643	51,073,488	52,746,657	50,575,096
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(42,296)	$(35,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	928	798
Loss from valuation of convertible note payable	—	1,811
Stock-based compensation	5,986	8,972
Amortization of premium on investments, net	359	801
Other	45	56
Change in operating assets and liabilities:
Contracts and other receivables	9,878	(50)
Prepaid expenses	594	826
Other assets	270	20
Accounts payable	787	130
Accrued liabilities	(1,063)	2,459
Accrued compensation	(529)	167
Deferred revenue	(972)	(1,323)
Deferred rent and other liabilities	(262)	(160)
Net cash used in operating activities	(26,275)	(21,015)
Investing activities
Purchases of short-term investments	(30,231)	(46,281)
Sales and maturities of short-term investments	47,522	49,645
Purchases of property and equipment	(266)	(410)
Acquisition of intangibles	(34)	(19)
Net cash provided by investing activities	16,991	2,935
Financing activities
Proceeds from borrowing under term loan, net	19,819	—
Proceeds from issuance of common stock, net	363	257
Proceeds from exercise of common stock options	265	1,655
Principal payments on other long-term obligations	(83)	(75)
Net cash provided by financing activities	20,364	1,837
Net increase (decrease) in cash and cash equivalents	11,080	(16,243)
Cash and cash equivalents at beginning of period	15,960	37,327
Cash and cash equivalents at end of period	$27,040	$21,084
Supplemental disclosure of cash flow information
Net changes in restricted cash	$(794)	$—
Interest paid	$(54)	$(15)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$6,545	$—
Amounts accrued for property and equipment	$221	$90
Amounts accrued for patent expenditures	$7	$—
Unpaid debt issuance costs	$38	$—
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015, from which the balance sheet information herein was derived.
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

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds are restricted to costs associated with the relocation of our corporate headquarters. As of June 30, 2016, our restricted cash balance was $0.5 million.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein and requires expanded disclosures. We are currently evaluating the impact of adoption on our financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in ASU No. 2015-03. In June 2016, upon entering into a loan and security agreement, we adopted ASU No. 2015-03, which resulted in the classification of $0.2 million of debt issuance costs against the principal balance of our outstanding Term Loan of $20.0 million.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options outstanding under our stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 3,055,143 and 2,639,630 shares attributable to common stock options for the three and six months ended

June 30, 2016, respectively, compared to 2,905,340 and 3,331,699 shares attributable to common stock options for the same periods in 2015.
3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of June 30, 2016, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2016
Corporate debt securities	2 or less	$65,725	$8	$(26)	$65,707
Certificates of deposit	2 or less	9,800	—	—	9,800
Commercial paper	1 or less	4,983	12	—	4,995
Total		$80,508	$20	$(26)	$80,502

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2015
Corporate debt securities	2 or less	$81,054	$16	$(103)	$80,967
Certificates of deposit	2 or less	13,640	—	—	13,640
Commercial paper	1 or less	3,490	6	—	3,496
Total		$98,184	$22	$(103)	$98,103
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair value as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,443	$17,443	$—	$—
Corporate debt securities	65,707	—	65,707	—
Certificates of deposit	9,800	—	9,800	—
Commercial paper	4,995	—	4,995	—
	$97,945	$17,443	$80,502	$—

	Fair value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,152	$15,152	$—	$—
Corporate debt securities	80,967	—	80,967	—
Certificates of deposit	13,640	—	13,640	—
Commercial paper	3,496	—	3,496	—
	$113,255	$15,152	$98,103	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
Financial Liabilities Measured at Fair Value
In October 2012, in conjunction with our initial public offering, an amended and restated convertible promissory note originally issued to Glaxo Group Limited in February 2010 rolled over into a new promissory note (the "Post-IPO GSK Note"). The Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. We used an income approach in the form of a convertible bond valuation model to value our convertible note payable. The convertible bond model considered the debt and option characteristics of the note.
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
5. Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford"), pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the "Term A Loan") and $10.0 million (the "Term B Loan"). We collectively refer to the Term A Loan and the Term B Loan as Term Loans. On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs. Under the terms of the Loan Agreement we may, at our sole discretion, borrow $10.0 million under the Term B Loan following the achievement of a defined milestone event until the earlier of 60 days thereafter or March 31, 2017.
All outstanding Term Loans will mature on June 1, 2020 (the “Maturity Date”) and we will have interest-only payments through June 30, 2018, followed by 24 months of principal and interest payments. The Term Loans will bear interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S Dollar LIBOR rate reported in The Wall

Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.

We have the option to prepay all, but not less than all, of the borrowed amounts, provided that we will be obligated to pay a prepayment fee equal to (i) 2% of the outstanding principal balance of the applicable Term Loan if prepayment is made prior to the second anniversary of the applicable funding date of the Term Loan, provided no prepayment fee will be due in connection with a prepayment made on or prior to the first anniversary of the applicable funding date of the Term Loan in connection with an acquisition of our company, or (ii) 1% of the applicable Term Loan prepaid thereafter and prior to the Maturity Date. We will be required to make a final payment of 5.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of any Term Loan, or (iii) the prepayment of the Term Loans.

We may use the proceeds from the Term Loans solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.
As of June 30, 2016, we had $20.0 million outstanding under the Term A Loan. The Term A Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term A Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being recorded as interest expense over the life of the Term A Loan using an effective interest rate of 8.98%. The exit fee is accrued over life of the Term A Loan through interest expense.
As of June 30, 2016, we were in compliance with all material covenants under the Loan Agreement.

               Future principal payments for the Term A Loan due under the Loan Agreement are as follows (in thousands):

2016	$—
2017	—
2018	5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2016:

Common stock options outstanding	6,937,798
Common stock available for future grant under 2012 Equity Incentive Plan	2,164,263
Common stock available for future grant under 2015 Inducement Plan	581,806
Employee Stock Purchase Plan	1,697,431
Total common shares reserved for future issuance	11,381,298
The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2016 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2015	5,126	$8.91
Granted	2,375	$6.62
Exercised	(56)	$4.76
Canceled/forfeited/expired	(507)	$10.47
Options outstanding at June 30, 2016	6,938	$8.04
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options
Risk-free interest rate	1.5%	1.8%	1.4%	1.8%
Volatility	79.1%	79.1%	79.7%	78.8%
Dividend yield	—	—	—	—
Expected term (years)	5.8	6.1	5.9	6.1
Performance stock options
Risk-free interest rate	0.4%	—	1.4%	1.8%
Volatility	78.5%	—	79.3%	76.4%
Dividend yield	—	—	—	—
Expected term (years)	5.5	0	6.0	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.5%	0.1%	0.4%	0.1%
Volatility	82.6%	76.9%	81.0%	74.9%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$1,299	$3,496	$2,731	$5,452
General and administrative	939	2,373	3,255	3,520
Total	$2,238	$5,869	$5,986	$8,972
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
AstraZeneca	$465	$3,066	$936	$6,648
Sanofi	18	18	36	36
Biogen	—	750	—	1,350
Total	$483	$3,834	$972	$8,034
AstraZeneca
In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we have agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to thereafter develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we are required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application ("IND") or the end of the research term, which extends until the fourth anniversary of the date of the agreement, or August 14, 2016, and may be extended only by mutual written agreement of us and AstraZeneca. Following the earlier to occur of the acceptance of an IND in a major market or the end of the research term, AstraZeneca will assume all costs, responsibilities and obligations for further development, manufacture and commercialization of alliance product candidates.
Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the agreement should be treated as a single unit of accounting because the delivered element, the license, does not have stand-alone value. As a result, we are recognizing revenue related to the upfront payment on a straight-line basis over our estimated period of performance, which is four years based on the expected term of the research and development plan, ending in August 2016.
Concurrently with the collaboration and license agreement, we entered into a Common Stock Purchase Agreement (“CSPA”) with AstraZeneca, pursuant to which we agreed to sell to AstraZeneca an aggregate of $25.0 million of our common stock in a private placement concurrently with our initial public offering, at a price per share equal to the initial public offering price. In October 2012, in accordance with the CSPA, we sold AstraZeneca 6,250,000 shares of our common stock at a price per share of $4.00. Further, the CSPA stipulated that AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. Accounting standards for multiple element arrangements contains a presumption that separate contracts negotiated and/or entered into at or near the same time with the same entity were negotiated as a package and should be evaluated as a single agreement. We valued the discount applied to the shares of common stock due to the one-year restriction. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We continue to recognize the $4.3 million into revenue ratably over the estimated period of performance of the collaboration. As of June 30, 2016, deferred revenue associated with the collaboration and license agreement and CSPA was $0.2 million, which we are expecting to recognize over the remaining contractual term and corresponding estimated period of performance of approximately two months.
In March 2015, we earned a $2.5 million preclinical milestone payment upon AstraZeneca’s selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107, as a lead compound under the agreement. In December 2015, we earned a $10.0 million clinical milestone payment upon AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125. If all three targets are successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $485.5 million, including preclinical milestones of up to $2.5 million upon selection of a lead compound, up to $113.0 million for clinical milestones, and up to $370.0 million for commercialization milestones. Specifically for RG-125, we could receive additional milestone payments of up to $160.0 million, including up to $32.5 million for clinical milestones and up to $127.5 million for commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid-single digits to the low end of the 10 to 20% range, depending upon the product and the volume of sales, which royalties may be reduced in certain, limited circumstances.
We have evaluated the contingent event-based payments under our collaboration and license agreement with AstraZeneca and determined that the preclinical milestone and the milestone earned for the initiation of a Phase I clinical trial meet the definition of substantive milestones. Accordingly, revenue for these achievements was recognized in its entirety in the period when the milestone was achieved and collectability was reasonably assured. Other contingent event-based payments under the agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca funded 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. In December 2015, we completed a technology transfer to AstraZeneca and have no further obligations to AstraZeneca for future development of RG-125. We recognized $0.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively, for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of December 31, 2015, our obligations under the letter agreement were complete.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of June 30, 2016, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of our renewed alliance, Sanofi will have opt-in rights to our preclinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We are responsible for developing each of these programs to proof-of-concept, at which time Sanofi has an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2016, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.3 million, which we are expecting to recognize over the remaining estimated period of performance of approximately four years.

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
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were less than $0.1 million and $0.8 million for the three and six months ended June 30, 2016, respectively, compared to zero and $0.4 million for the same periods in 2015.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or six months ended June 30, 2016.
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
Development Stage Pipeline
We currently have three programs in clinical development. Our most advanced program, RG-101, is a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. Our second program is RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available. Our third program, under our strategic alliance with AstraZeneca is RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with type 2 diabetes/pre-diabetes. AstraZeneca commenced clinical development of RG-125 in December 2015.
RG-101: We are currently evaluating RG-101 in several Phase I/II studies.

•
In August 2015, we initiated a Phase II study investigating RG-101 designed to evaluate a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In June 2016, we announced positive top-line results from the primary endpoint analysis of this clinical study:

Number and Percentage of Patients with Response at Various Timepoints

Time Since Treatment Completion	RG-101 + Harvoni®	RG-101 + Olysio®	RG-101 + Daklinza™
Week 12	27/27 (100%)	26/27 (96.3%)	22/24 (91.7%)*
Week 16	21/21 (100%)	19/20 (95.0%)	20/22 (90.9%)
Week 20	14/14 (100%)	13/15 (86.7%)	13/13 (100%)
Week 24	10/10 (100%)	8/10 (80.0%)	8/9 (88.9%)

*One patient missed the Week 12 visit. Viral load results for this patient at Week 8 and 16 were collected and indicate that the patient was a responder at both time points.
The results from this interim analysis demonstrated significant virologic response through 24 weeks of follow-up. RG-101 plus Harvoni continued to demonstrate 100% response rates. As previously reported, the combination of RG-101 plus either Olysio or Daklinza monotherapies have seen small numbers of viral relapse. The results reported include four new relapses: two in the Olysio arm (weeks 20 and 32) and two in the Daklinza arm (weeks 12 and 24). RG-101 in combination with four weeks of oral DAA therapy has been generally well tolerated with the majority of adverse events considered mild or moderate, and with no study discontinuations. Commonly reported adverse events, or AEs, included fatigue, headache, and injection site reactions. In addition, three out of 79 patients had experienced severe adverse events, or SAEs, as of the time of this analysis.

•
In November 2015, we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In Q1 2016, we initiated a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK had initiated the development of a long-acting parenteral formulation for injection, or LAP, of GSK2878175 which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.  We expect to report interim safety and efficacy data from the GSK Phase II study before the end of 2016.

•
In May 2016, we expanded the clinical trial collaboration agreement with GSK to conduct a multi-centered, randomized, dose-ranging Phase II study evaluating the combination of RG-101 and GSK’s LAP formulation of GSK2878175 as a potential single-visit cure in patients chronically infected with HCV. This study will be conducted outside the United States and is planned to begin in the fourth quarter of 2016. Based on predicted enrollment rates, we expect interim results from this expanded collaboration to be available in the second half of 2017, enabling a potential initiation of a pivotal study in late 2017. As with the initial collaboration, both parties will contribute to the costs associated with the study. Neither we nor GSK has any further obligations or commitments to each other beyond this expanded clinical collaboration agreement.

•
In January 2016, we initiated a multi-center, open label, non-randomized Phase I study to compare the safety, tolerability, pharmacokinetics, and pharmacodynamics of 2 mg/kg of RG-101 in subjects with severe renal insufficiency or end-stage renal disease (ESRD) to healthy control subjects, and further explore RG-101 in hepatitis C infected subjects with severe renal insufficiency or ESRD.  The Phase I study has three treatment arms (n=24): (i) healthy volunteers (n=8); (ii) patients with severe renal impairment or ESRD (n=8); and (iii) HCV patients with severe renal impairment or ESRD (n=8).  Enrollment was completed in the second quarter of 2016, and we anticipate reporting additional safety and efficacy data from the HCV/severe renal impairment or ESRD arm in the second half of 2016.

•
In June 2016, we received verbal notice from the U.S. Food and Drug Administration, or FDA, that our IND for RG-101 for the treatment of chronic HCV infection has been placed on clinical hold. The FDA initiated the clinical hold after a second patient experienced an SAE of jaundice. This SAE occurred in an HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I US study 117 days after receiving a single dose of RG-101. Timelines for our three on-going studies of RG-101 are not expected to be impacted as all patients have been enrolled and completed their dosing of RG-101 and will continue with protocol scheduled visits. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase 1 study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. We anticipate submitting the necessary information by early Q4 2016. The FDA will notify us of its decision within 30 days of receipt of the complete response to the issues. We plan to work diligently with the FDA to seek the release of the clinical hold.

RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the natural decline of renal function (as measured by established renal markers) in Alport syndrome patients over time. The data from the ATHENA study provided the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome. We plan to initiate a Phase II proof-of-concept study evaluating the efficacy of RG-012 in Alport syndrome patients in mid-2016.
RG-125: AstraZeneca initiated a Phase I study evaluating RG-125 in humans in December 2015, earning us a $10.0 million milestone from the collaboration. AstraZeneca is responsible for all future development for RG-125.
We are advancing our preclinical portfolio towards clinical development in renal, hepatic, and central nervous system diseases both independently and with our strategic alliance partners Sanofi and AstraZeneca, and anticipate nominating a new clinical candidate by the end of 2016.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 77 and have spent a total of approximately $229.0 million in research and development expenses through June 30, 2016.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These costs will likely include legal fees, Sarbanes-Oxley compliance and other accounting fees and directors’ and officers’ liability insurance premiums.
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Commencing in June 2016, interest expense is primarily attributable to interest charges associated with borrowings under our term loan. Historically, we recorded periodic gains and losses from changes in value of a convertible note payable until its conversion into common stock in January 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2015. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of

Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2016 and 2015
The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue under strategic alliances and collaborations	$483	$3,834	$972	$8,034
Research and development expenses	18,007	19,201	34,772	32,628
General and administrative expenses	3,664	5,814	8,767	9,458
Loss from valuation of convertible note payable	—	—	—	(1,811)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
AstraZeneca	$465	$3,066	$936	$6,648
Sanofi	18	18	36	36
Biogen	—	750	—	1,350
Total revenues under strategic alliances and collaborations	$483	$3,834	$972	$8,034
Revenue under strategic alliances was $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, compared to $3.8 million and $8.0 million for the three and six months ended June 30, 2015, respectively.
Revenue under the AstraZeneca collaboration and license agreement decreased to $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, compared to $3.1 million and $6.6 million for the same periods in 2015. Revenue recognized in the three and six months ended June 30, 2016 related to the amortization of upfront payments over our estimated period of performance. Revenue of $2.6 million and $3.2 million was recognized under the January 2015 letter agreement for the three and six months ended June 30, 2015, respectively. As of December 31, 2015, the Company's obligations under the letter agreement were complete. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type 2 diabetes/pre-diabetes.
Revenue recognized from our collaboration and license agreement with Biogen decreased to zero for the three and six months ended June 30, 2016, compared to $0.8 million and $1.4 million for the same periods in 2015, as a result of the completion of our performance under the collaboration and license agreement as of September 2015.
As of June 30, 2016, we had $2.3 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
Research and development expenses were $18.0 million and $34.8 million for the three and six months ended June 30, 2016, respectively, compared to $19.2 million and $32.6 million for the three and six months ended June 30, 2015, respectively.
The decrease of $1.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was driven by non-recurring severance charges of $1.3 million in June 2015. The increase of $2.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was driven by a net increase in our aggregate clinical trial program costs of $5.5 million, offset by a $3.1 million decrease in non-cash stock-based compensation expense and the non-recurring severance charges for the six months ended June 30, 2016, compared to the same period in 2015.
Clinical trial costs for RG-101 increased by $1.7 million and $7.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due to incremental costs incurred associated with Phase II studies for RG-101. Clinical trial program costs for RG-012 increased by $1.8 million and $2.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due to costs associated with our global ATHENA natural history of disease study and manufacturing costs for RG-012. These increases were partially offset by a decrease in preclinical study costs for RG-125 of $2.9 million and $4.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Upon completion of the technology transfer to AstraZeneca in December 2015, our development obligations were completed, and we anticipate no further research and development expenses related to the future development of RG-125.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our preclinical research programs toward the clinic, including other IND-enabling activities.
General and administrative expenses
General and administrative expenses were $3.7 million and $8.8 million for the three and six months ended June 30, 2016, respectively, compared to $5.8 million and $9.5 million for the three and six months ended June 30, 2015, respectively. This decrease was principally driven by a non-recurring severance charge of $3.3 million in June 2015, offset by an increase in personnel costs, including non-cash stock based compensation, of $1.0 million and $2.3 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. We expect our general and administrative expenses to increase for the foreseeable future as we expand our operating activities and incur additional costs associated with being a publicly-traded company.

Loss from valuation of convertible note payable
On January 29, 2015, the principal amount outstanding under a $5.4 million convertible note issued by us to Glaxo Group Limited was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. Upon conversion, we recorded a loss from the change in value of the convertible note payable of $1.8 million for the six months ended June 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2016, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities (including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014) and $19.8 million in net proceeds from our June 2016 secured term loan.
As of June 30, 2016, we had $108.0 million in cash, cash equivalents and short-term investments, including $0.5 million in restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(26,275)	$(21,015)
Investing activities	16,991	2,935
Financing activities	20,364	1,837
Total	$11,080	$(16,243)
Operating activities

Net cash used in operating activities was $26.3 million for the six months ended June 30, 2016, compared to $21.0 million for the six months ended June 30, 2015. The increase in net cash used in operating activities was attributable to an increase in net loss of $6.8 million for the six months ended June 30, 2016, compared to the same period in 2015, and a $5.1 million reduction in non-cash charges, including stock-based compensation and changes in the value of our convertible note payable.
The increase in net cash used in operating activities was partially offset by changes in working capital, which resulted in net cash provided by operating activities of $8.7 million for the six months ended June 30, 2016, compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 2015. This change was principally due to the receipt of $10.0 million from AstraZeneca in February 2016 for a milestone achieved in December 2015.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $17.3 million for the six months ended June 30, 2016, compared to $3.4 million for the six months ended June 30, 2015. Net cash used for purchases of property and equipment was $0.3 million for the six months ended June 30, 2016, compared to $0.4 million for the six months ended June 30, 2015.
Financing activities
Net cash provided by financing activities was $20.4 million for the six months ended June 30, 2016, compared to $1.8 million for the six months ended June 30, 2015. The increase in net cash provided by financing activities was attributable to receipt of proceeds from the $20.0 million Term A Loan. The increase in net cash provided by financing activities was partially offset by a decrease in proceeds from the exercise of common stock options of $1.4 million for the six months ended June 30, 2016, compared to the same period in 2015.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2016, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report, other than the following:
On June 17, 2016, we entered into a loan and security agreement with Oxford Finance, LLC, or Oxford, pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the Term A Loan) and $10.0 million (the Term B Loan). We collectively refer to the Term A Loan and the Term B Loan as the Term Loans. On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs.

The Term A Loan matures on June 1, 2020. Repayment of the Term A Loan will be interest-only through June 1, 2018, followed by 24 months of principal and interest payments. The Term A Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S Dollar LIBOR rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
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
We also have interest rate exposure as a result of our Term A Loan. As of June 30, 2016, the outstanding principal amount of the Term A Loan was $20.0 million. The Term A Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.
If a 10% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio or our interest expense as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $21.1 million and $21.0 million for the three months ended June 30, 2016 and 2015, respectively, and $42.3 million and $35.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $233.8 million.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.*

In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the loan agreement, Oxford initially provided us with a Term A Loan of $20.0 million, with an additional $10.0 million Term B Loan available to us upon the achievement of a milestone until the earlier of 60 days after the achievement of the milestone or March 31, 2017, subject to the non-occurrence of a prior event of default. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the loan agreement. All of the Term Loans mature on June 1, 2020 and will be interest-only through June 1, 2018, followed by 24 months of principal and interest payments. Payments under the loan agreement could result in a significant reduction of our working capital.
The loan agreement requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments; and

•	engage in transactions with our affiliates.
These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the loan agreement, the lender could proceed against the collateral granted to it to secure our indebtedness or declare all obligation under the loan agreement to be due and payable. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. If any indebtedness under the loan agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the loan agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.
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
RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES
The FDA has placed a clinical hold on RG-101, our most advanced compound under development, after a second patient experienced a serious adverse event of jaundice in our on-going Phase I study for the treatment of chronic HCV infection. Our business may be adversely affected if the clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays or expense in developing our product candidates.*
In June 2016, the FDA placed a clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice. This SAE occurred in a HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I U.S. study 117 days after receiving a single dose of RG-101. In accordance with the clinical hold, the FDA provided that no new dosing with RG-101 could be initiated in the United States. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase 1 study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. We anticipate submitting the necessary information by early Q4 2016. The FDA will notify us of its decision within 30 days of receipt of the complete response to the issues. It is possible that as the ongoing trials conclude, additional safety issues may be observed.
We cannot be certain whether or when the FDA will lift the clinical hold and allow us to pursue further development of RG-101 in the United States. If the FDA does not lift the clinical hold, our development timelines and our business may be adversely affected and our stock price may further decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns after the hold is lifted, future preclinical or clinical studies involving RG-101 or combination regimens which include RG-101 may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of these drug candidates may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business.
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
Unless other formulations are developed in the future, we expect our compounds to be formulated in an injectable form. Injectable medications may be disfavored by patients or their physicians in the event drugs which are easy to administer, such as oral medications, are available. If a product is approved, but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, we may not generate sufficient revenues from such product and we may not become or remain profitable. For example, several new antivirals have been approved for the treatment of the Hepatitis C infection since we commenced clinical development of RG-101. Such increased competition may decrease any future potential revenue for RG-101 due to increasing pressure for lower pricing and higher discounts in the commercialization of our product.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2016, we had 96 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $2.44 to $22.08, through July 29, 2016. The trading price of our common stock is likely to continue to be volatile.

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
Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of July 29, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock. *
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our secured debt, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
For a list of exhibits filed with this quarterly report on Form 10-Q, refer to the Exhibit Index immediately following the signature page to this quarterly report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: August 2, 2016	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2016	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.1	Loan and Security Agreement, dated June 17, 2016, among the Registrant and Oxford Finance LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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