Form 10-Q
period 2016-09-30
Regulus Therapeutics Inc.
filed 2016-11-02
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
As of October 28, 2016, the registrant had 52,923,305 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,706	$15,960
Short-term investments	76,877	98,103
Restricted cash	80	1,256
Prepaid expenses	10,614	8,159
Contract and other receivables	286	10,021
Other current assets	267	759
Total current assets	102,830	134,258
Property and equipment, net	12,042	5,400
Intangibles, net	1,051	1,081
Other assets	343	344
Total assets	$116,266	$141,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,724	$2,717
Accrued liabilities	5,066	6,329
Accrued compensation	2,290	2,392
Current portion of deferred revenue	72	1,194
Total current liabilities	13,152	12,632
Term loan, less debt issuance costs	19,787	—
Deferred revenue, less current portion	2,011	2,065
Other long-term liabilities	8,631	2,308
Total liabilities	43,581	17,005
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,923,305 and 52,669,266 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	53	53
Additional paid-in capital	326,076	315,673
Accumulated other comprehensive loss	(113)	(133)
Accumulated deficit	(253,331)	(191,515)
Total stockholders’ equity	72,685	124,078
Total liabilities and stockholders’ equity	$116,266	$141,083
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$204	$1,865	$1,176	$9,899
Total revenues	204	1,865	1,176	9,899
Operating expenses:
Research and development	14,554	10,965	49,326	43,593
General and administrative	4,842	4,245	13,609	13,703
Total operating expenses	19,396	15,210	62,935	57,296
Loss from operations	(19,192)	(13,345)	(61,759)	(47,397)
Other income (expense):
Interest and other income	237	335	608	686
Interest and other expense	(560)	(6)	(674)	(22)
Loss from valuation of convertible note payable	—	—	—	(1,811)
Loss before income taxes	(19,515)	(13,016)	(61,825)	(48,544)
Income tax (expense) benefit	(4)	16	9	22
Net loss	$(19,519)	$(13,000)	$(61,816)	$(48,522)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(30)	40	20	96
Comprehensive loss	$(19,549)	$(12,960)	$(61,796)	$(48,426)
Net loss per share, basic and diluted	$(0.37)	$(0.25)	$(1.17)	$(0.95)
Weighted average shares used to compute basic and diluted net loss per share	52,835,414	51,990,460	52,776,459	51,052,068
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(61,816)	$(48,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,589	1,177
Loss from valuation of convertible note payable	—	1,811
Stock-based compensation	9,453	11,607
Amortization of premium on investments, net	525	1,130
Other	338	73
Change in operating assets and liabilities:
Contracts and other receivables	9,735	(50)
Prepaid expenses	(2,455)	(116)
Other assets	492	25
Accounts payable	3,007	1,024
Accrued liabilities	(1,187)	1,649
Accrued compensation	(102)	(109)
Deferred revenue	(1,176)	(2,257)
Deferred rent and other liabilities	(178)	(257)
Net cash used in operating activities	(41,775)	(32,815)
Investing activities
Purchases of short-term investments	(60,716)	(67,064)
Sales and maturities of short-term investments	81,437	76,411
Purchases of property and equipment	(746)	(873)
Acquisition of intangibles	(48)	(40)
Net cash provided by investing activities	19,927	8,434
Financing activities
Proceeds from borrowing under term loan, net	19,768	—
Proceeds from issuance of common stock, net	641	492
Proceeds from exercise of common stock options	309	5,001
Principal payments on other long-term obligations	(124)	(115)
Net cash provided by financing activities	20,594	5,378
Net decrease in cash and cash equivalents	(1,254)	(19,003)
Cash and cash equivalents at beginning of period	15,960	37,327
Cash and cash equivalents at end of period	$14,706	$18,324
Supplemental disclosure of cash flow information
Net changes in restricted cash	$(1,176)	$1,400
Interest paid	$(518)	$(22)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$6,653	$—
Amounts accrued for property and equipment	$14	$179
Amounts accrued for patent expenditures	$5	$—
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
Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca AB (“AstraZeneca”), are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is typically the expected term of the research and development plan.
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

We assess whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, we will account for that milestone payment using a method consistent with the related units of accounting for the arrangement over the estimated performance period.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, clinical research organizations (“CROs”) and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds are restricted to costs associated with the relocation of our corporate headquarters. As of September 30, 2016, our restricted cash balance was $0.1 million.
Prepaid Materials
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

We have not recorded any adjustments to the carrying value of these materials to date. As of September 30, 2016 and December 31, 2015, our prepaid materials balance was $6.9 million and $5.5 million, respectively, which amounts are included in prepaid expenses in our consolidated balance sheets.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Accounting Standards Codification 230. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. The adoption of this guidance will have no impact on our financial statements.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 3,131,911 and 3,762,952 shares attributable to common stock options for the three and nine months ended September 30, 2016, respectively, compared to 2,269,605 and 2,499,389 shares attributable to common stock options for the same periods in 2015.
3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations. As of September 30, 2016, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2016
Corporate debt securities	2 or less	$66,294	$14	$(63)	$66,245
Certificates of deposit	2 or less	7,640	—	—	7,640
Commercial paper	1 or less	2,993	—	(1)	2,992
Total		$76,927	$14	$(64)	$76,877

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2015
Corporate debt securities	2 or less	$81,054	$16	$(103)	$80,967
Certificates of deposit	2 or less	13,640	—	—	13,640
Commercial paper	1 or less	3,490	6	—	3,496
Total		$98,184	$22	$(103)	$98,103
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair value as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,802	$12,802	$—	$—
Corporate debt securities	66,245	—	66,245	—
Certificates of deposit	7,640	—	7,640	—
Commercial paper	2,992	—	2,992	—
	$89,679	$12,802	$76,877	$—

	Fair value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,152	$15,152	$—	$—
Corporate debt securities	80,967	—	80,967	—
Certificates of deposit	13,640	—	13,640	—
Commercial paper	3,496	—	3,496	—
	$113,255	$15,152	$98,103	$—
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

All outstanding Term Loans will mature on June 1, 2020 (the “Maturity Date”) and we will have interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. The Term Loans will bear interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.

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
As of September 30, 2016, we had $20.0 million outstanding under the Term A Loan. The Term A Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term A Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being recorded as interest expense over the life of the Term A Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term A Loan through interest expense.
As of September 30, 2016, we were in compliance with all material covenants under the Loan Agreement.

               Future principal payments for the Term A Loan due under the Loan Agreement are as follows (in thousands):

2016	$—
2017	—
2018	5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2016:

Common stock options outstanding	6,621,106
Common stock available for future grant under 2012 Equity Incentive Plan	2,448,385
Common stock available for future grant under 2015 Inducement Plan	581,806
Employee Stock Purchase Plan	1,594,452
Total common shares reserved for future issuance	11,245,749
The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2016 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2015	5,126	$8.91
Granted	2,414	$6.57
Exercised	(88)	$3.50
Canceled/forfeited/expired	(831)	$10.41
Options outstanding at September 30, 2016	6,621	$7.94
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options
Risk-free interest rate	1.5%	1.7%	1.4%	1.8%
Volatility	80.0%	78.9%	79.9%	78.8%
Dividend yield	—	—	—	—
Expected term (years)	5.7	6.1	5.9	6.1
Performance stock options
Risk-free interest rate	—	1.6%	1.4%	1.8%
Volatility	—	79.3%	79.3%	76.7%
Dividend yield	—	—	—	—
Expected term (years)	0.0	6.1	6.0	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.5%	0.2%	0.5%	0.1%
Volatility	94.5%	77.1%	85.4%	75.6%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and development	$1,199	$1,048	$3,931	$6,500
General and administrative	2,268	1,586	5,522	5,107
Total	$3,467	$2,634	$9,453	$11,607
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
AstraZeneca	$186	$1,380	$1,122	$8,028
Sanofi	18	18	54	54
Biogen	—	467	—	1,817
Total	$204	$1,865	$1,176	$9,899
AstraZeneca
In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we were required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application ("IND") or the end of the research term, which ended in August 2016.
Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the agreement should be treated as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue related to the upfront payment on a straight-line basis over the period of performance, which was four years based on the term of the research and development plan and ended in August 2016.
In connection with the collaboration and license agreement and concurrently with our initial public offering, we sold AstraZeneca 6,250,000 shares of our common stock in a private placement at a price per share of $4.00. Under the terms of the Common Stock Purchase Agreement ("CSPA"), AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. The CSPA and collaboration and license agreement were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We recognized the $4.3 million into revenue ratably over the period of performance of the research and development plan under the collaboration over four years, which ended in August 2016.
In March 2015, we earned a $2.5 million preclinical milestone payment upon AstraZeneca’s selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107, as a lead compound under the agreement. In December 2015, we earned a $10.0 million clinical milestone payment upon AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125. If RG-125 is successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $160.0 million, including up to $32.5 million for clinical milestones, and up to $127.5 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid to high single digits, depending upon the volume of sales, which royalties may be reduced in certain, limited circumstances.
We evaluated the contingent event-based payments under our collaboration and license agreement with AstraZeneca and determined that the preclinical milestone and the milestone earned for the initiation of a Phase I clinical trial met the definition of substantive milestones. Accordingly, revenue for these achievements was recognized in its entirety in the period when the milestone was achieved and collectability was reasonably assured. Other contingent event-based payments under the agreement for which payment is contingent upon the results of AstraZeneca’s performance will not be accounted for using the milestone method. Such payments will be recognized as revenue over the remaining estimated period of performance, if any, and when collectability is reasonably assured.
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we agreed to perform additional miR-103/107 program research and development activities related to RG-125. AstraZeneca agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca funded 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study. In December 2015, we completed a technology transfer to AstraZeneca and have no further obligations to AstraZeneca for future development of RG-125. We recognized $0.9 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of December 31, 2015, our obligations under the letter agreement were complete.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of September 30, 2016, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of our renewed alliance, Sanofi will have opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We are responsible for developing each of these programs to proof-of-concept, at which time Sanofi has an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2016, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately four years.
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
Biogen
In August 2014, we entered into a collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for multiple sclerosis. Pursuant to the terms of the collaboration and license agreement, we received an upfront payment of $2.0 million, which was treated as a single unit of accounting as the license did not have stand-alone value. The $2.0 million up-front payment was recognized on a straight line basis over the estimated period of performance of approximately one year, ending September 2015.
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

In January 2015, May 2015, and September 2015, we earned research milestone payments under the collaboration and license agreement of $0.1 million, $0.3 million and $0.3 million, respectively. These milestone payments met the definition of substantive milestones, and accordingly, revenue for these achievements was recognized in the period the milestones were achieved and collectability was reasonably assured.
8. Related Party Transactions
We have entered into certain agreements with related parties in the ordinary course of business to license intellectual property and to procure administrative and research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, compared to zero and $0.4 million for the same periods in 2015.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or nine months ended September 30, 2016.
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
OVERVIEW
We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics. Under these strategic alliances, we are eligible to receive approximately $580 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics and royalties on net sales for the programs contemplated by our agreements. These payments include up to $105.3 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $47.5 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $247.5 million upon achievement of commercialization milestones.
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
Development Stage Pipeline
We currently have three programs in clinical development. Our most advanced program, RG-101, is a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. Our second program is RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available. Our third program, under our strategic alliance with AstraZeneca is RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of nonalcoholic steatohepatitis, or NASH, in patients with Type II diabetes/pre-diabetes. AstraZeneca commenced clinical development of RG-125 in December 2015.
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
The results from this interim analysis demonstrated significant virologic response through 24 weeks of follow-up. RG-101 plus Harvoni continued to demonstrate 100% response rates. As previously reported, the combination of RG-101 plus either Olysio or Daklinza monotherapies have seen small numbers of viral relapse. The results reported include four new relapses: two in the Olysio arm (weeks 20 and 32) and two in the Daklinza arm (weeks 12 and 24). RG-101 in combination with four weeks of oral DAA therapy has been generally well tolerated with the majority of adverse events considered mild or moderate, and with no study discontinuations. Commonly reported adverse events, or AEs, included fatigue, headache, and injection site reactions. In addition, three out of 79 patients had experienced severe adverse events, or SAEs, as of the time of this analysis in June 2016.

•
In November 2015, we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In the first quarter of 2016, we initiated a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK initiated the development of a long-acting injectable formulation, or LAI, of GSK2878175, which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention.

•
In May 2016, we expanded the clinical trial collaboration agreement with GSK to conduct a multi-centered, randomized, dose-ranging Phase II study evaluating the combination of RG-101 and GSK’s LAI formulation of GSK2878175 as a potential single-visit cure in patients chronically infected with HCV. As with the initial collaboration, both parties will contribute to the costs associated with the study. Neither we nor GSK has any further obligations or commitments to each other beyond this expanded clinical collaboration agreement. This combination study has not yet been initiated.

•
In January 2016, we initiated a multi-center, open label, non-randomized Phase I study to compare the safety, tolerability, pharmacokinetics, and pharmacodynamics of 2 mg/kg of RG-101 in subjects with severe renal insufficiency or end-stage renal disease (ESRD) to healthy control subjects, and further explore RG-101 in hepatitis C infected subjects with severe renal insufficiency or ESRD.  The Phase I study has three treatment arms (n=24): (i) healthy volunteers (n=8); (ii) patients with severe renal impairment or ESRD (n=8); and (iii) HCV patients with severe renal impairment or ESRD (n=8).  Enrollment was completed in the second quarter of 2016, and we anticipate reporting additional data from the HCV/severe renal impairment or ESRD arm before the end of 2016.

•
In June 2016, we received verbal notice from the U.S. Food and Drug Administration, or FDA, that our IND for RG-101 for the treatment of chronic HCV infection has been placed on clinical hold. The FDA initiated the clinical hold after a second patient experienced an SAE of jaundice. This SAE occurred in an HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I US study 117 days after receiving a single dose of RG-101. Timelines for our three on-going studies of RG-101 are not expected to be impacted as all patients have been enrolled and completed their dosing of RG-101 and will continue with protocol scheduled visits. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. Based upon the timing of our planned response to the FDA, we expect a response to our submission from the FDA in Q1 2017. We plan to work diligently with the FDA to seek the release of the clinical hold. Initiation of new RG-101 clinical studies are suspended pending resolution of the FDA clinical hold.

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

•
In September, we initiated the HERA study, an international randomized, double-blind, placebo-controlled, multi-center Phase II clinical trial designed to evaluate the safety, pharmacodynamics, pharmacokinetics, dose selection, and preliminary efficacy of weekly RG-012 injections in approximately 30 patients with Alport syndome. In order to address study design comments from European regulators, a multiple-ascending dose (MAD) study in healthy volunteers will be implemented (4-week repeat dosing) prior to expanding to Alport patients.   We anticipate the MAD study will be completed in the first half of 2017.  Based on predicted enrollment rates, we anticipate interim results from HERA in the first half of 2018.

RG-125: AstraZeneca initiated a Phase I study evaluating RG-125(AZD4076) in healthy volunteers in December 2015, earning us a $10.0 million milestone from the collaboration. In Q3 2016, AstraZeneca initiated a Phase I/IIa, randomized, single-blind, placebo-controlled, multiple ascending dose study in subjects with Type II diabetes and non-alcoholic fatty liver disease (NAFLD). AstraZeneca is responsible for all future development for RG-125.
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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Certain of the raw materials used in the process of manufacturing drug product are capitalized upon their acquisition and expensed upon usage, as we have determined these materials have alternative future use.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 76 and have spent a total of approximately $243.5 million in research and development expenses through September 30, 2016.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly traded company. These costs will likely include legal fees, Sarbanes-Oxley compliance and other accounting fees and directors’ and officers’ liability insurance premiums.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue under strategic alliances and collaborations	$204	$1,865	$1,176	$9,899
Research and development expenses	14,554	10,965	49,326	43,593
General and administrative expenses	4,842	4,245	13,609	13,703
Loss from valuation of convertible note payable	—	—	—	(1,811)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
AstraZeneca	$186	$1,380	$1,122	$8,028
Sanofi	18	18	54	54
Biogen	—	467	—	1,817
Total revenues under strategic alliances and collaborations	$204	$1,865	$1,176	$9,899
Revenue under strategic alliances was $0.2 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1.9 million and $9.9 million for the three and nine months ended September 30, 2015, respectively.
Revenue under the AstraZeneca collaboration and license agreement decreased to $0.2 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, compared to $1.4 million and $8.0 million for the same periods in 2015. Revenue recognized in the three and nine months ended September 30, 2016 related to the amortization of upfront payments over the period of performance, which ended in August 2016. Revenue of $0.9 million and $4.1 million was recognized under the January 2015 letter agreement for the three and nine months ended September 30, 2015, respectively. As of December 31, 2015, our obligations under the letter agreement were complete. In March 2015, we earned a $2.5 million preclinical milestone payment for the clinical candidate selection of RG-125, a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of NASH in patients with type II diabetes/pre-diabetes.
Revenue recognized from our collaboration and license agreement with Biogen decreased to zero for the three and nine months ended September 30, 2016, compared to $0.5 million and $1.8 million for the same periods in 2015, as a result of the completion of our performance under the collaboration and license agreement as of September 2015.
As of September 30, 2016, we had $2.1 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
Research and development expenses were $14.6 million and $49.3 million for the three and nine months ended September 30, 2016, respectively, compared to $11.0 million and $43.6 million for the three and nine months ended

September 30, 2015, respectively. Personnel costs, including stock based compensation, increased by $1.0 million and general laboratory supply costs increased by $1.2 million for the three months ended September 30, 2016, compared to the same period in 2015, due to an increase in research personnel. Additionally, external services increased by $0.3 million for the three months ended September 30, 2016, compared to the same period in 2015, due to costs incurred associated with advancing our therapeutic pipeline.
Our aggregate preclinical and clinical trial costs increased by $0.5 million and $5.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Clinical trial costs for RG-101 increased by $1.6 million and $8.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due to incremental costs incurred associated with the initiation of a Phase II study for RG-101 in the first half of 2016. Program costs for RG-012 increased by $0.1 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due to increased costs associated with our global ATHENA natural history of disease study, increased drug product manufacturing costs and start-up costs for our Phase II study. These increases were partially offset by a decrease in preclinical study costs for RG-125 of $1.2 million and $5.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In December 2015, AstraZeneca initiated a first-in-human Phase I clinical study of RG-125 and is responsible for all future costs associated with the development of RG-125.
We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing clinical studies, initiate additional clinical studies and advance our preclinical research programs toward the clinic, including other IND-enabling activities.
General and administrative expenses
General and administrative expenses were $4.8 million and $13.6 million for the three and nine months ended September 30, 2016, respectively, compared to $4.2 million and $13.7 million for the three and nine months ended September 30, 2015, respectively. The increase of $0.6 million for the three months ended September 30, 2016 compared to the same period in 2015 was principally driven by an increase in non-cash stock-based compensation of $0.7 million. We expect our general and administrative expenses to increase for the foreseeable future as we expand our operating activities and incur additional costs associated with being a publicly traded company.

Loss from valuation of convertible note payable
On January 29, 2015, the principal amount outstanding under a $5.4 million convertible note issued by us to Glaxo Group Limited was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. Upon conversion, we recorded a loss from the change in value of the convertible note payable of $1.8 million for the nine months ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2016, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities (including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014) and $19.8 million in net proceeds from our June 2016 secured term loan.
As of September 30, 2016, we had $91.7 million in cash, cash equivalents and short-term investments, including $0.1 million in restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(41,775)	$(32,815)
Investing activities	19,927	8,434
Financing activities	20,594	5,378
Total	$(1,254)	$(19,003)
Operating activities
Net cash used in operating activities was $41.8 million for the nine months ended September 30, 2016, compared to $32.8 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities was attributable to an increase in net loss of $13.3 million for the nine months ended September 30, 2016, compared to the same period in 2015, and a $3.9 million reduction in non-cash charges, including stock-based compensation and changes in the value of our convertible note payable.
The increase in net cash used in operating activities was partially offset by changes in working capital, which resulted in net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2016, compared to net cash used in operating activities of $0.1 million for the nine months ended September 30, 2015. This change was principally due to the receipt of $10.0 million from AstraZeneca in February 2016 for a milestone achieved in December 2015.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements in such a way that maturity is staggered to optimize our return on investment while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $20.7 million for the nine months ended September 30, 2016, compared to $9.3 million for the nine months ended September 30, 2015.
Financing activities
Net cash provided by financing activities was $20.6 million for the nine months ended September 30, 2016, compared to $5.4 million for the nine months ended September 30, 2015. The increase in net cash provided by financing activities was attributable to receipt of proceeds from the $20.0 million Term A Loan. The increase in net cash provided by financing activities was partially offset by a decrease in proceeds from the exercise of common stock options of $4.7 million for the nine months ended September 30, 2016, compared to the same period in 2015.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2016, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report, other than the following:
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

The Term A Loan matures on June 1, 2020. Repayment of the Term A Loan will be interest-only through June 1, 2018, followed by principal and interest payments thereafter and through maturity. The Term A Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.

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
We also have interest rate exposure as a result of our Term A Loan. As of September 30, 2016, the outstanding principal amount of the Term A Loan was $20.0 million. The Term A Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term A Loan.
If a 10% change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio or our interest expense as of that date.
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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $19.5 million and $13.0 million for the three months ended September 30, 2016 and 2015, respectively, and $61.8 million and $48.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $253.3 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our secured term loan from Oxford and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to continue the clinical development of RG-125 for NASH. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.*
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the loan agreement, Oxford initially provided us with a Term A Loan of $20.0 million, with an additional $10.0 million Term B Loan available to us upon the achievement of a milestone until the earlier of 60 days after the achievement of the milestone or March 31, 2017, subject to the non-occurrence of a prior event of default. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the loan agreement. All of the Term Loans mature on June 1, 2020 and will be interest-only through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. Payments under the loan agreement could result in a significant reduction of our working capital.
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
RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES
The FDA has placed a clinical hold on RG-101, our most advanced compound under development, after a second patient experienced a serious adverse event of jaundice in our on-going Phase I study for the treatment of chronic HCV infection. Our business may be adversely affected if the clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays or expense in developing our product candidates.*
In June 2016, the FDA placed a clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice. This SAE occurred in a HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I U.S. study 117 days after receiving a single dose of RG-101. In accordance with the clinical hold, the FDA provided that no new dosing with RG-101 could be initiated in the United States. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. Based upon the timing of our planned response to the FDA, we expect a response to our submission from the FDA in Q1 2017. It is possible that as the ongoing trials conclude, additional safety issues may be observed.
We cannot be certain whether or when the FDA will lift the clinical hold and allow us to pursue further development of RG-101 in the United States. If the FDA does not lift the clinical hold, our development timelines and our business may be adversely affected and our stock price may further decline. Further, even if the FDA lifts the clinical hold, the FDA or other regulatory agencies may continue to express safety concerns after the hold is lifted, and future preclinical or clinical studies involving RG-101 or combination regimens that include RG-101 may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of this program may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business.
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
Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to protocol procedures or requirements, product side effects or disease progression;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon our strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs. *
We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise these options to progress any of our microRNA development candidates. While each of AstraZeneca and Sanofi have development obligations with respect to programs that they may elect to pursue under their respective agreements, our ability to ultimately recognize revenue from these relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

•	the development of our product candidate subject to the AstraZeneca agreement or the product candidates subject to the Sanofi agreement, as applicable, may be terminated or significantly delayed;

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
We rely on third-party manufacturers to produce our preclinical and clinical product candidates, and we intend to rely on third parties to produce future clinical supplies of product candidates that we advance into clinical trials and commercial supplies of any approved product candidates. *
Reliance on third-party manufacturers entails risks, including risks that we would not be subject to if we manufactured the product candidates ourselves, including:

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
In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, if Sanofi elects to develop and commercialize a product candidate targeting miR-21 or miR-221/222 for oncology indications or RG-012 for kidney fibrosis under its strategic alliance with us, Sanofi will be responsible for the manufacture of the product candidates for further clinical trials. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials. AstraZeneca will have similar obligations to manufacture the product candidate it took into clinical trials under its strategic alliance with us and we will face similar risks as to that product candidate.
These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
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
We, our alliance partners and our CROs are required to comply with the FDA’s or other regulatory agency’s good clinical practices, or GCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
If or when Sanofi or AstraZeneca elects to further pursue the development and commercialization of any of the microRNA product candidates that are subject to their respective strategic alliance agreements with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi, AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.
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
The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.*
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
Unless other formulations are developed in the future, we expect our compounds to be formulated in an injectable form. Injectable medications may be disfavored by patients or their physicians in the event drugs which are easy to administer, such as oral medications, are available. If a product is approved, but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, we may not generate sufficient revenues from such product and we may not become or remain profitable. For example, several new antivirals and antiviral combinations have been approved for the treatment of the Hepatitis C infection since we commenced clinical development of RG-101. Such increased competition may decrease any future potential revenue for RG-101 due to increasing pressure for lower pricing and higher discounts in the commercialization of our product.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues. *
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, in order to commercialize RG-101 or to exercise our co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, we would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out sales or co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs that are the subject of existing strategic alliances, such as the metabolic program with AstraZeneca, we intend to rely completely on our alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.
Our current and any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.
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
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. *
Under our existing strategic alliance agreements, Sanofi and AstraZeneca will be responsible for the commercialization of current and any future product candidates developed under their respective programs. If any other product candidates that we develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2016, we had 95 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•
state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $2.44 to $22.08, through October 28, 2016. The trading price of our common stock is likely to continue to be volatile.

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
Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of October 28, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies could make our common stock less attractive to investors. *
We are currently an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will likely be an "emerging growth company" through December 31, 2017, at which time we will lose that status. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

Regulus Therapeutics Inc.
Date: November 1, 2016	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2016	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

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