Form 10-K
period 2016-12-31
Regulus Therapeutics Inc.
filed 2017-03-03
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $152.6 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2016 of $2.89 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2017 was 52,932,405.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than May 1, 2017.

REGULUS THERAPEUTICS INC.

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union and Switzerland. We use “microMarkers” as a servicemark in the United States and other countries. We have registered this service mark in the United States. All other product and company names are trademarks of their respective companies.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
OVERVIEW
We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. (“Alnylam”) and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics.
microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. To date, over 500 microRNAs have been identified in humans, each of which bind to multi messenger RNAs (mRNA) that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by modulating the translation of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate multiple genes involved in the normal function of a biological pathway.
We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases;

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action; and

•	microRNAs are a relatively new area of biological research for the industry.
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We are using our microRNA expertise to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate dysregulated microRNAs and return them to their healthy state. We believe microRNAs may play a critical role in complex disease and that targeting them with anti-miRs may become a source of a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics.
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
Development Stage Pipeline

We currently have three programs in clinical development. Our most advanced program, RG-101, is a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. Our second program, under our strategic alliance with Sanofi, is RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available. Our third program, under our strategic alliance with AstraZeneca, is RG-125(AZD4076), a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of non-alcoholic fatty liver disease, or NAFLD, in patients with type II diabetes/pre-diabetes. In late 2016, we nominated two new programs for clinical development from our research pipeline. RGLS5040, an anti-miR targeting microRNA-27 for the treatment of cholestatic disease, is anticipated to be in clinical development after an IND or equivalent regulatory filing in the second half of 2017. RGLS4326, an anti-miR targeting microRNA-17 for the treatment of autosomal dominant polycystic kidney disease, or AKPKD, is anticipated to be in clinical development after an IND or equivalent regulatory filing in the second half of 2017 as well.
RG-101: We are currently evaluating RG-101 in several Phase I/II studies.

•
In August 2015, we initiated a Phase II study investigating RG-101 in a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with one of three oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In March 2017, we reported top-line results from the primary endpoint analysis of its completed Phase II study of RG-101 in combination with 4 weeks of once/daily approved anti-viral agents Harvoni®, Olysio®, or Daklinza™. The study enrolled 79 treatment naïve genotype 1 and 4 HCV patients (Harvoni® combination arm, n=27, Olysio® combination arm, n=27, Daklinza™ combination arm, n=25). The results from this final analysis demonstrated significant virologic response through 48 weeks of follow-up: RG-101 plus Harvoni demonstrated 100% SVR48; RG-101 plus Olysio demonstrated 77% SVR48; and RG-101 plus Daklinza™ demonstrated 84% SVR48. There were 10 relapses: six in the Olysio® combination arm (weeks 8, 20, 24 and 32); and four in the Daklinza™ combination arm (weeks 8, 12 and 24). RG-101 in combination with four weeks of oral DAA therapy was generally well tolerated with the majority of adverse events (AE) considered mild or moderate with no AE-related discontinuations. Commonly reported AEs included fatigue, headache, and injection site reactions. There were four patients across all arms that experienced AEs of asymptomatic transient hyperbilirubinemia (greater than or equal to two times the upper limit of normal). No cases met criteria for Hy’s law. Over the course of the one-year study, five subjects reported serious adverse events (SAE). As previously reported, there was a single SAE of jaundice in a patient at seven weeks in the Daklinza™ combination arm of the study. Since the interim analysis in June 2016, there were two additional SAEs: one was a trauma-related knee injury and the other was an upper respiratory infection.

•
In November 2015, we entered into a clinical trial collaboration and formulation agreement with GSK LLC. In the first quarter of 2016, we initiated a Phase II study evaluating the potential to achieve sustained viral responses post treatment with a single subcutaneous administration of RG-101 in combination with daily oral administrations of GSK2878175, a non-nucleoside NS5B polymerase inhibitor, for up to 12 weeks in treatment-naïve patients chronically infected with HCV genotypes 1 and 3. Concurrently, GSK initiated the development of a long-acting injectable formulation, or LAI, of GSK2878175, which could improve patient compliance through reduced dosing intervals and potentially extend opportunities for HCV therapeutic intervention. The goal of the development of an LAI formulation in combination with RG-101 would be to create a curative regimen that could be administered to a patient via one or two injections in one visit. We anticipate trial completion in the fourth quarter of 2017.

•
In May 2016, we expanded the clinical trial collaboration agreement with GSK to conduct a multi-centered, randomized, dose-ranging Phase II study evaluating the combination of RG-101 and GSK’s LAI formulation of GSK2878175 as a potential single-visit cure in patients chronically infected with HCV. This combination study has not yet been initiated. As with the initial collaboration, both parties will contribute to the costs associated with the study. Neither we nor GSK has any further obligations or commitments to each other beyond this expanded clinical collaboration agreement.

•
In January 2016, we initiated a multi-center, open label, non-randomized Phase I study to compare the safety, tolerability, pharmacokinetics, and pharmacodynamics of 2 mg/kg of RG-101 in subjects with severe renal insufficiency or end-stage renal disease (ESRD) to healthy control subjects, and further explore RG-101 in hepatitis C infected subjects with severe renal insufficiency or ESRD.  The Phase I study has three treatment arms (n=24): (i) healthy volunteers (n=8); (ii) patients with severe renal impairment or ESRD (n=8); and (iii) HCV patients with severe renal impairment or ESRD (n=8). Enrollment was completed in the second quarter of 2016, and the trial was completed in the first quarter of 2017.

•
In June 2016, we received verbal notice from the U.S. Food and Drug Administration, or FDA, that our IND for RG-101 for the treatment of chronic HCV infection had been placed on clinical hold. The FDA initiated the clinical hold after a second patient experienced an SAE of jaundice. This SAE occurred in an HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I US study 117 days after receiving a single dose of RG-101. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. In December 2016, we submitted a complete response to the FDA’s initial request for information, which included identification of a potential mechanism of hyperbilirubinemia. The Company also submitted a proposal to mitigate this risk. In January 2017, the Company received written communication from the FDA that the clinical development program for RG-101 remains on clinical hold. The FDA has requested the final safety and efficacy data from on-going RG-101 clinical and preclinical studies before reconsidering the clinical hold. These data will be available once the current study protocols are complete through 48 weeks of follow up, which is anticipated in the fourth quarter of 2017. The FDA also requested additional expert review of liver safety data in light of the proposed mechanism of hyperbilirubinemia. We plan to work diligently with the FDA to seek the release of the clinical hold. Initiation of new RG-101 clinical studies are suspended pending resolution of the FDA clinical hold.

RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no serious adverse events reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the disease-related decline of renal function (as measured by established blood markers for renal function) in these patients over time. The data from the ATHENA study provided the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome.

•
In late 2016, in order to address study design comments from European regulators, a Phase I multiple-ascending dose (MAD) study in healthy volunteers was initiated (six-week repeat dosing) to determine safety, PK and other parameters prior to chronic dosing in patients. These data will help inform the final study design for the HERA study, an international randomized, double-blind, placebo-controlled, multi-center Phase II clinical trial designed to evaluate the safety, pharmacodynamics, pharmacokinetics, dose selection, and preliminary efficacy of chronic RG-012 treatment in approximately 30 patients with Alport syndrome. We anticipate the MAD study will be completed in the first half of 2017.

•
In March 2017, we modified the Phase II RG-012 clinical development program in patients with Alport syndrome to accelerate patient enrollment and potentially achieve early proof of mechanism/proof of concept. The Phase II program will include the HERA study, and, in parallel, a separate Phase I/II renal biopsy study in Alport patients will be initiated to evaluate RG-012 tissue PK, target engagement of miR-21 and effects on downstream genomic markers of disease. Both studies are anticipated to begin enrollment following the completion of the Phase I MAD study in Q2 2017. Based on projected enrollment rates, data from the renal biopsy study are expected in Q4 2017 and interim data from HERA are expected in mid-2018.

RG-125(AZD4076): In the third quarter of 2016, AstraZeneca initiated a Phase I/IIa, randomized, single-blind, placebo-controlled, multiple ascending dose study in subjects with Type II diabetes and NAFLD. This study is anticipated to be complete in December 2017. Previously, AstraZeneca initiated a Phase I study evaluating RG-125(AZD4076) in healthy volunteers in December 2015, earning us a $10.0 million milestone from the collaboration. Regulus is eligible to receive its next milestone for the collaboration upon AstraZeneca's initiation of Phase IIb. AstraZeneca is responsible for all future development for RG-125(AZD4076).
RGLS5040: In November 2016, we nominated RGLS5040 as a clinical candidate targeting microRNA-27 (miR-27) for the treatment of cholestatic diseases. IND-enabling activities are currently underway in anticipation of filing an IND in the second half of 2017.
RGLS4326: In December 2016, we nominated RGLS4326 as a clinical candidate targeting microRNA-17 (miR-17) for the treatment of ADPKD. IND-enabling activities are currently underway in anticipation of filing an IND in the second half of 2017.
Preclinical Pipeline
We are advancing our preclinical portfolio towards clinical development in renal, hepatic, and central nervous system diseases both independently and with our strategic alliance partners Sanofi and AstraZeneca, and nominated 2 clinical candidates in the fourth quarter of 2016.
Our microRNA product platform
We are the leading company in the field of microRNA therapeutics and are uniquely positioned to leverage oligonucleotide technologies developed by us and our founding companies.
We view the following as providing a competitive advantage for our microRNA product platform:

•	a mature platform selectively producing multiple development candidates advancing to the clinic;

•	scientific advisors who are pioneers in the microRNA field;

•	exclusive access to proven RNA therapeutic technologies through our founding companies, such as GalNac conjugation and the corresponding manufacturing rights licensed to us from Alnylam;

•
a leading microRNA intellectual property estate with over 300 patents and patent applications covering compositions and therapeutic uses related to microRNA and microRNA drug products, as well as access to numerous patents and patent applications relating to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics;

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
The disciplined approach we take for the discovery and development of microRNA therapeutics is as important as the assets assembled to execute our plans and is based on the following four steps:
Step 1 - Evaluation of microRNA therapeutic opportunities
The initiation of our microRNA discovery and development efforts is based on rigorous scientific and business criteria, including:

•	existence of significant scientific evidence to support the role of a specific microRNA in a disease;

•	availability of predictive preclinical disease models to test our microRNA development candidates;

•	ability to effectively deliver anti-miRs to the diseased cells or tissues; and

•	existence of a significant unmet medical need and commercial opportunity.
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
Our development candidates
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
We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic alliance partners to optimize anti-miR development candidates. We intend to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we may seek to secure partners with requisite expertise and resources.

*Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of these programs. At this stage, Regulus will have the option to co-promote any microRNA therapeutic product in the United States.
Our strategy
We are a biopharmaceutical company focused on discovering and developing of first-in-class drugs based on our proprietary microRNA product platform. The key elements of our strategy are to (i) build a meaningful clinical portfolio by advancing our current clinical programs and rapidly advancing our preclinical programs into clinical development; (ii) focus our resources on developing drugs for indications that represent significant unmet medical need and where the development and commercialization activities are appropriate for our size and financial resources; (iii) selectively form strategic alliances to augment our expertise and accelerate development and commercialization; (iv) develop microRNA biomarkers to support our therapeutic product candidates; and (v) maintain our scientific and intellectual leadership in the microRNA field.
Our strategy has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•
In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock. Under the terms of our extended alliance, Sanofi will have opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport Syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is to be led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and have the right to co-promote these products. For additional information, see Note 5 to our financial statements under Item 8 of Part II of this Annual Report.

•
In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. In March 2015, we and AstraZeneca nominated RG-125(AZD4076), a GalNAc-conjugated anti-miR 103/107 oligonucleotide that has been shown to improve insulin sensitivity and glucose tolerance in animal models as a clinical development candidate in NAFLD in patients with type 2 diabetes/pre-diabetes and we earned a $2.5 million milestone. In December 2015, AstraZeneca commenced the first-in-human dosing of RG-125(AZD4076) in healthy volunteers and we earned an additional $10.0 million milestone. AstraZeneca commenced dosing patients in a Phase IIa clinical trial in the third quarter of 2016. AstraZeneca is responsible for further development of RG-125(AZD4076) under our collaboration. Pursuant to this alliance, we previously investigated targeting microRNA- 33, or miR-33 for the treatment of atherosclerosis and microRNA-19, or miR-19 in oncology. We and AstraZeneca agreed to terminate these programs as collaboration targets. In August 2016, the research period under the collaboration reached its natural conclusion. As such, AstraZeneca’s rights to any other targets from the collaboration expired. If RG-125(AZD4076) is successfully developed and commercialized through certain sales levels, we would be entitled to receive additional milestone payments of up to $160.0 million and would be entitled to receive royalties based on a percentage of net sales of those products. For additional information, see Note 5 to our financial statements under Item 8 of this Annual Report.

Under these strategic alliances, we are eligible to receive approximately $590 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics and royalties on net sales for the programs contemplated by our agreements. These payments include up to $105.3 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $57.5 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $247.5 million upon achievement of commercialization milestones.
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
We believe that we have a leading intellectual property position and substantial know-how relating to the development and commercialization of microRNA therapeutics, composed of:

•
over 300 patents and patent applications that we own or have in-licensed from academic institutions and third parties including our founding companies, Alnylam and Ionis, related to microRNA and microRNA drug products; and

•
numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.

We have exclusively licensed patent rights from Julius-Maximilians-Universität Würzburg and Bayerische Patent Allianz GmBH, which we collectively refer to herein as the University of Würzburg, which rights encompass the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. In collaboration with us, investigators at the University of Würzburg demonstrated that targeting miR-21 in a disease model resulted in beneficial phenotypic effects, including the inhibition of the development of fibrosis. The Würzburg-licensed patent portfolio includes more than 25 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2029.
We have an exclusive license from Stanford University, or Stanford, to patent rights concerning the use of anti-miR therapeutics targeting miR-122 for the treatment of HCV infection. This patent portfolio is based upon research conducted by Peter Sarnow, Ph.D. and colleagues at Stanford, demonstrating that miR-122 is required for HCV replication in mammalian cells. The Stanford-licensed portfolio includes 15 U.S. and foreign patents and patent applications. Based on a typical patent term ending 20 years from the date of filing of the application, patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2025.

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
Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of over 200 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. We jointly own approximately ten of the patents and pending applications including patents claiming methods for treating liver cancer, including hepatocellular carcinoma, or HCC, using anti-miRs targeting miR-21 and a patent claiming methods for treating liver cancer, including HCC, using a lipid-formulated miR-34a mimic. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2036.
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
Under the terms of the license, we are permitted to sublicense our rights outright or as part of an alliance. The license requires that we use commercially reasonable diligence in developing and commercializing a product. In order to secure the license, we made an upfront payment of $400,000 to Max-Planck. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. We made a $50,000 payment in 2014 related to the initiation of the Phase I clinical trial for RG-101. In 2015, we made a $50,000 payment related to the initiation of the Phase I study of RG-012 and a $150,000 payment related to initiation of the Phase II clinical trial for RG-101. As of December 31, 2016, we have recorded a $150,000 payable related to the initiation of the Phase II clinical trial for RG-012. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still a pending application or, alternatively, an issued patent, and also upon the volume of annual sales. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.
Based on a typical patent term ending 20 years from the date of filing of the application, the longest lived patent rights licensed to us under the agreement have a statutory expiration date of September 2022.
Diagnostic license
In June 2009, we entered into a co-exclusive license with Max-Planck for use of the Tuschl 3 patents for diagnostic purposes. Under the terms of the license, we made an initial payment to Max-Planck of €175,000. In addition, we made annual maintenance payments to Max-Planck of €30,000 in each of 2016, 2015 and 2014 and will continue to make annual maintenance payments in this amount during the term of the agreement. In addition to maintenance payments, we will be required to pay royalties of a percentage of net sales of licensed products. The percentage is in the mid-single digits in the event we market the product and at the low end of the 10 to 20% range in the event we sell the product through a distributor. The royalties payable to Max-Planck are reduced by the royalties payable to third parties but only if aggregate royalties payable to Max-Planck and third parties exceed a percentage in the mid-10 to 20% range.
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
In addition, we will be required to pay the University of Würzburg milestone payments of up to an aggregate of €1.8 million, based upon achievement of specified clinical and regulatory events. In 2014, we paid the University of Würzburg €100,000 related to the initiation of IND-enabling studies for RG-012 and in 2015 we made a €200,000 payment related to the initiation of the Phase I study of RG-012. As of December 31, 2016, we have recorded a €200,000 payable related to the initiation of the Phase II study of RG-012. In the event we initiate a Phase II clinical trial for another indication with the same licensed product, we will be required to pay 50% of the milestone payments applicable to such milestone events. These milestone events are also tied to the due dates set forth in the commercialization plan but may be extended by delays caused by scientific challenges, regulatory requirements or other circumstances outside of our control. We must request an extension in writing explaining the cause for the delay and proposing new due dates. The University of Würzburg may accept the revised dates or reject them, in which case an arbitrator will set the revised dates.
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
As a license issuance fee, we paid ETH Zürich CHF 20,000. We must make annual license maintenance payments during the term of the agreement. Patent prosecution costs paid by us are creditable against maintenance payments due the same calendar year, and maintenance payments are creditable against royalty payments made in the same year. We will be required to pay ETH Zürich milestone payments of up to an aggregate of CHF 1.7 million, based on achievement of specified clinical and regulatory events. In April 2016, we paid ETH Zurich CHF 100,000 as a result of AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125(AZD4076). As of December 31, 2016, we have recorded a CHF 200,000 payable as a result of AstraZeneca’s first patient dosing in a Phase IIa clinical study of RG-125(AZD4076). Upon commercialization of a product, we will be required to pay ETH Zürich a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2016, 2015 and 2014.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2016.
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
Research and Development Expenses
In 2016, 2015 and 2014, research and development expenses were $64.3 million, $56.4 million and $41.0 million, respectively.
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
Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s direct control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and provide oversight for the clinical trial until completed.
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
The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing. If the FDA determines that an NDA is incomplete or is found to be non-navigable, the filing may be refused and must be re-submitted for consideration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months from acceptance of filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months from acceptance of filing for a priority NDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months or longer if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission before the PDUFA goal date.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
Further, the federal Physician Payments Sunshine Act, enacted as part of the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
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
For example, the ACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

•	an expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a licensure framework for follow-on biologic products;
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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. As a result, there is significant uncertainty regarding future healthcare reform and its impact on our operations.

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
To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we or our strategic alliance partners must submit a marketing authorization application. The application in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.
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
Employees
As of December 31, 2016, we had 97 employees. Of these employees, 77 employees are engaged in research and development activities and 20 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.
Corporate Information
We were originally formed as a limited liability company under the name Regulus Therapeutics LLC in the State of Delaware in September 2007. In January 2009, we converted Regulus Therapeutics LLC to a Delaware corporation and changed our name to Regulus Therapeutics Inc. Our principal executive offices are located in San Diego, California and our telephone number is (858) 202-6300.
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
The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union and Switzerland. We use “microMarkers” as a servicemark in the United States and other countries. We have registered this servicemark in the United States. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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
We are a biopharmaceutical company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to organizing and staffing our company, acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical and clinical studies for our initial programs. We recently nominated RGLS5040 for the treatment of cholestasis and RGLS4326 for the treatment of ADPKD. We have initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125(AZD4076) under our strategic alliance, however, we have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.
We have incurred losses in each year since our inception in September 2007. Our net losses were $81.8 million, $55.7 million, and $56.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $273.4 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our secured term loan from Oxford Finance, LLC, or Oxford, and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications and with AstraZeneca to continue the clinical development of RG-125(AZD4076) for NAFLD. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated IND-enabling activities for RGLS5040 and RGLS4326. We have also initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125(AZD4076), however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
As we move RGLS5040 and RGLS4326 and any other future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-101, RG-012 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.
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
RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES
The FDA has placed a clinical hold on RG-101, our most advanced compound under development, after a second patient experienced a serious adverse event of jaundice in our on-going Phase I study for the treatment of chronic HCV infection. Our business may be adversely affected if the clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays or expense in developing our product candidates.
In June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice. This SAE occurred in a HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I U.S. study 117 days after receiving a single dose of RG-101. In accordance with the clinical hold, the FDA provided that no new dosing with RG-101 could be initiated in the United States. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. In December 2016, we submitted a complete response to the FDA's initial request for information, which included identification of a potential mechanism of hyperbilirubinemia. We also submitted a proposal to mitigate this risk. In January 2017, the FDA informed us that the full clinical hold placed on our RG-101 clinical development program in June 2016 will remain in effect pending the FDA’s review of certain preclinical and clinical information to be submitted by us to the FDA, including a final preclinical study safety report for RG-101, final efficacy and safety data from certain clinical trials of RG-101, additional expert opinion of liver safety data in light of the proposed mechanism of hyperbilirubinemia, and an updated risk/benefit assessment of the proposed therapeutic regimens using RG-101. We currently anticipate submitting a complete response to the FDA with the requested information in the fourth quarter of 2017. However, as we depend upon our contract research organizations to timely complete and report the preclinical and clinical studies, we may be delayed in submission of a complete response if our CROs cannot meet our current deadlines or if data reveals other unanticipated issues.

We cannot be certain whether or when the FDA will lift the clinical hold and allow us to pursue further development of RG-101 in the United States. If we are unable to cause the clinical hold to be completely lifted in a timely manner, our development timelines and our business may be further adversely affected and our stock price may further decline. Further, even if the FDA lifts the clinical hold, the FDA or other regulatory agencies may continue to express safety concerns after the hold is lifted, and future preclinical or clinical studies involving RG-101 or combination regimens that include RG-101 may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of this program may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business and may potentially cause us to cease development of this program entirely.
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
If or when Sanofi elects to further pursue the development and commercialization of any of the microRNA product candidates that are subject to its strategic alliance agreement with us, or in AstraZeneca’s development of RG-125(AZD4076), we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi, AstraZeneca or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi or AstraZeneca, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi or AstraZeneca, as applicable, royalties on any product candidate that we may successfully commercialize.

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
As of December 31, 2016 we had 97 employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
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
Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $4.00 per share, our closing stock price as reported on The NASDAQ Global Market has ranged from $1.05 to $22.08, through February 24, 2017. The trading price of our common stock is likely to continue to be volatile.

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
As of February 24, 2017, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statements on Form S-3 which became effective in April 2014 and in April 2015, up to 4,347,250 shares held by certain of our stockholders remain available for resale thereunder. We may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders.
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
In addition, we previously adopted an Inducement Plan pursuant to which our management had the ability to grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. As of the date of this report, no further awards may be granted under the Inducement Plan; however, the number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
We may be unable to comply with the applicable continued listing requirements of The NASDAQ Global Market.
Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although NASDAQ may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by NASDAQ. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by NASDAQ, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, our Chief Executive Officer, Paul C. Grint, and our Chief Operating Officer, Joseph P. Hagan. The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuit or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuit and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
Our principal corporate facility, which includes administrative offices and a research laboratory, consists of approximately 59,000 square feet of space located in San Diego, California. The term of our lease agreement for this facility expires in April 2024. We also have 7,500 square feet of office and laboratory space located in San Diego, California under a lease agreement that will expire in June 2017. We believe that our existing facilities are adequate for our current needs.

Item 3.        Legal Proceedings
On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California (“District Court”) against us, our Chief Executive Officer, Paul C. Grint, and our Chief Operating Officer, Joseph P. Hagan. The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21,
2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief.  On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. We intend to vigorously defend this matter.
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

	Price Range
	High	Low
Year Ended December 31, 2015:
First Quarter	$21.22	$13.75
Second Quarter	$18.83	$9.80
Third Quarter	$11.59	$6.30
Fourth Quarter	$10.60	$5.85

Year Ended December 31, 2016:
First Quarter	$8.88	$5.14
Second Quarter	$8.90	$2.44
Third Quarter	$4.25	$2.88
Fourth Quarter	$3.65	$2.13
Holders of Record
As of February 24, 2017, there were approximately 9 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan agreement with Oxford.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Performance Graph
The following graph shows a comparison from October 4, 2012 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on October 4, 2012. The comparisons in the graph have been included in this Annual Report pursuant to SEC rules and are not intended to forecast or be indicative of possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.        Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2016 and 2015 and the related statements of operations for each of the years ended December 31, 2016, 2015 and 2014 and related notes appearing elsewhere in this Annual Report. The balance sheet data as of December 31, 2014, 2013 and 2012 and the statement of operations data for the years ended December 31, 2013 and 2012 are derived from our audited financial statements that are not included in this Annual Report. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share data.

	Year ended December 31,
Statement of operations data	2016	2015	2014	2013	2012
Revenue under strategic alliances and collaborations	$1,194	$20,759	$7,669	$19,569	$12,700
Loss from operations	(81,502)	(54,758)	(44,910)	(17,802)	(12,574)
Net loss	$(81,836)	$(55,748)	$(56,680)	$(18,668)	$(17,408)
Net loss per share, basic and diluted	$(1.55)	$(1.08)	$(1.29)	$(0.49)	$(2.12)

	As of December 31,
Balance sheet data	2016	2015		2014	2013	2012
Cash, cash equivalents and short-term investments	$76,111	$115,319	*	$159,743	$114,005	$98,100
Working capital	73,667	121,626		129,759	106,812	86,161
Total assets	100,661	141,083		171,480	123,065	103,518
Convertible note payable, at fair value	—	—		23,397	11,279	10,134
Accumulated deficit	(273,351)	(191,515)		(135,767)	(79,087)	(60,419)
Total stockholders’ equity	56,075	124,078		132,014	93,457	62,093
*Includes $1.3 million of restricted cash as of December 31, 2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. To date, over 500 microRNAs have been identified in humans, each of which bind to multi messenger RNAs (mRNA) that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by modulating the translation of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate multiple genes involved in the normal function of a biological pathway.
We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics target entire disease pathways which may result in more effective treatment of complex multi-factorial diseases; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action; and

•	microRNAs are a relatively new area of biological research for the industry.
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We are using our microRNA expertise to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate dysregulated microRNAs and return them to their healthy state. We believe microRNAs may play a critical role in complex disease and that targeting them with anti-miRs may become a source of a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies. We have established strategic alliances with AstraZeneca AB and Sanofi to discover, develop and commercialize microRNA therapeutics.
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
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts and the development of our therapeutic programs. Our research and development expenses include:

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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 77 and have spent a total of approximately $258.9 million in research and development expenses through December 31, 2016.
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

Other income (expense), net
Other income (expense) consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Commencing in June 2016, interest expense is primarily attributable to interest charges associated with borrowings under our secured term loan from Oxford. We recorded periodic gains and losses from changes in value of a convertible note payable until its conversion into common stock in January 2015.
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
While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.
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
Multiple element arrangements, such as our strategic alliance agreements with Sanofi and AstraZeneca are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is typically the expected term of the research and development plan.
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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years ended December 31,
	2016	2015
Revenue under strategic alliances and collaborations	$1,194	$20,759
Research and development expenses	64,305	56,387
General and administrative expenses	18,391	19,130
Interest and other expenses	(1,182)	(52)
Loss from changes in valuation of convertible note payable	—	(1,811)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2016	2015
AstraZeneca	$1,122	$18,871
Sanofi	72	71
Biogen	—	1,817
Total revenues under strategic alliances and collaborations	$1,194	$20,759
Revenue under strategic alliances and collaborations was $1.2 million for the year ended December 31, 2016 compared to $20.8 million for the year ended December 31, 2015.
Revenue under the AstraZeneca collaboration and license agreement decreased to $1.1 million for the year ended December 31, 2016 compared to $18.9 million for the year ended December 31, 2015. Revenue recognized in 2016 related to the amortization of upfront payments over our remaining period of performance, which ended in August 2016. In March 2015 and December 2015, we earned milestones of $2.5 million and $10.0 million, respectively, in connection with the preclinical and clinical advancement of RG-125(AZD4076). In January 2015, we and AstraZeneca entered into a letter agreement pursuant to which we agreed to perform additional research and development activities and to provide manufacturing support for RG-125(AZD4076). Revenue of $4.5 million was recognized under the letter agreement for the year ended December 31, 2015. As of December 31, 2015, our obligations under the letter agreement were complete.
Revenue recognized from our agreement with Biogen decreased to zero for the year ended December 31, 2016 compared to $1.8 million for the year ended December 31, 2015. This decrease was primarily a result of amortization of the $2.0 million upfront payment received in August 2014, which was recognized over the estimated period of performance, ending in September 2015. In January 2015, May 2015 and September 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million, $0.3 million, and $0.3 million, respectively.
As of December 31, 2016, we had $2.1 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2016	% of total	2015	% of total	$	%
Research and development
Personnel and internal expenses	$24,452	38%	$20,629	37%	$3,823	19%
Third-party and outsourced expenses	32,430	50%	26,207	46%	6,223	24%
Non-cash stock-based compensation	5,458	8%	8,075	14%	(2,617)	(32)%
Depreciation	1,965	4%	1,476	3%	489	33%
Total research and development expenses	$64,305	100%	$56,387	100%	$7,918

Research and development expenses increased by $7.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was principally driven by a $6.2 million increase in external development expenses, primarily attributable to incremental costs incurred associated with RG-101 Phase II studies, increased costs associated with our global ATHENA natural history of disease study and start-up costs for our RG-012 Phase II study.
General and administrative expenses
General and administrative expenses were $18.4 million for the year ended December 31, 2016 compared to $19.1 million for the year ended December 31, 2015. This change was primarily driven by a decrease in personnel costs, including non-cash stock based compensation, of $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Interest and other expenses
Interest and other expenses were $1.2 million for the year ended December 31, 2016 compared to $0.1 million for the year ended December 31, 2015. This increase was driven by interest expense associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.
Gain/loss from valuation of convertible note payable
We recorded a loss from changes in value of the convertible note payable of $1.8 million for the year ended December 31, 2015. Changes in value were driven by changes in our stock price during the respective periods. In January 2015, the convertible note payable was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share.
Comparison of the years ended December 31, 2015 and 2014
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,
	2015	2014
Revenue under strategic alliances and collaborations	$20,759	$7,669
Research and development expenses	56,387	41,046
General and administrative expenses	19,130	11,533
Loss from change in valuation of convertible note payable	(1,811)	(12,118)

Revenue under strategic alliances and collaborations
The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2015	2014
AstraZeneca	$18,871	$1,859
Sanofi	71	979
GSK	—	3,509
Biogen	1,817	1,122
Other	—	200
Total revenues under strategic alliances and collaborations	$20,759	$7,669

Revenue under strategic alliances and collaborations was $20.8 million for the year ended December 31, 2015 compared to $7.7 million for the year ended December 31, 2014.

Revenue under the AstraZeneca collaboration and license agreement increased to $18.9 million for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014. Revenue of $4.5 million was recognized under the January 2015 letter agreement for the year ended December 31, 2015. In March 2015 and December 2015, we earned milestones of $2.5 million and $10.0 million, respectively.

Revenue from our strategic alliance with Sanofi was $0.1 million for the year ended December 31, 2015 compared to $1.0 million for the year ended December 31, 2014. Revenue recognized in these periods reflected the amortization of payments received from Sanofi over our estimated period of performance.

Revenue from our product development and commercialization agreement with GSK decreased to zero for the year ended December 31, 2015 compared to $3.5 million for the year ended December 31, 2014. In October 2014, we received written notice from GSK of its election to terminate the product development and commercialization agreement. The effective date of the termination was January 15, 2015.

Revenue from our agreement with Biogen increased to $1.8 million for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014. This increase was primarily a result of research milestone payments under the August 2014 collaboration and license agreement earned in January 2015, May 2015 and September 2015 of $0.1 million, $0.3 million, and $0.3 million, respectively.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2015	% of total	2014	% of total	$	%
Research and development
Personnel and internal expenses	$20,629	37%	$19,617	48%	$1,012	5%
Third-party and outsourced expenses	26,207	46%	16,094	39%	10,113	63%
Non-cash stock-based compensation	8,075	14%	3,939	10%	4,136	105%
Depreciation	1,476	3%	1,396	3%	80	6%
Total research and development expenses	$56,387	100%	$41,046	100%	$15,341

Research and development expenses increased by $15.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was principally driven by a $10.1 million increase in third-party and outsourced expenses, primarily attributable to costs incurred associated with the RG-101 Phase II study, preclinical study costs incurred associated with additional research and development activities and product manufacturing to support the initiation of the RG-125 Phase I clinical study and a $4.1 million increase in non-cash stock-based compensation.
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
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through December 31, 2016, we have received $85.1 million principally from upfront payments, research funding and milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities and $19.8 million in net proceeds from our June 2016 secured term loan from Oxford.
As of December 31, 2016, we had $76.1 million in cash, cash equivalents and short-term investments.
The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(56,882)	$(49,859)	$(39,510)
Investing activities	35,311	21,475	(29,207)
Financing activities	20,552	7,017	88,237
Total	$(1,019)	$(21,367)	$19,520
Operating activities
Net cash used in operating activities increased to $56.9 million for the year ended December 31, 2016, compared to $49.9 million and $39.5 million for the years ended December 31, 2015 and December 31, 2014, respectively. Increases in cash used in operating activities were attributable, in part, to net losses of $81.8 million, $55.7 million and $56.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Adjustments for non-cash charges, including stock-based compensation and changes in value of our convertible note payable, decreased to $16.9 million for the year ended December 31, 2016, compared to $20.3 million and $22.3 million for the years ended December 31, 2015 and 2014, respectively. Changes in working capital resulted in net cash provided by operating activities of $8.1 million for the year ended December 31, 2016 and net cash used in operating activities of $14.5 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively. These changes primarily relate to the timing of cash receipts for upfront payments and milestones.
Investing activities
Net cash provided by or used in investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment while satisfying our liquidity needs. Net sales and maturities of investments was $36.3 million and $22.9 million for the years ended December 31, 2016 and 2015, respectively, compared to net purchases of investments of $28.0 million for the year ended December 31, 2014. Net cash used for purchases of property and equipment was $0.9 million, $1.4 million, and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Financing activities

Net cash provided by financing activities was $20.6 million, $7.0 million and $88.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, financing activities included net proceeds from borrowings under a term loan of $19.8 million. In 2015, financing activities included proceeds from the exercise of common stock options of $6.7 million. In 2014, financing activities included a public offering that resulted in net proceeds of approximately $76.3 million and net proceeds from the issuance of additional common stock of $12.1 million.
Future Capital Requirements
As of December 31, 2016 we had approximately $76.1 million in cash, cash equivalents and short-term investments. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical programs.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	2017 <1 year	2018-2019 2-3 years	2020-2021 4-5 years	>5 years
Operating lease obligations relating to facility(1)	$20,000	$2,330	$5,230	$5,548	$6,892
Outstanding secured term loan	20,000	—	15,000	5,000	—
Annual maintenance fees for license agreements	742	94	188	188	272
Total	$40,742	$2,424	$20,418	$10,736	$7,164
____________________
(1) We lease approximately 59,000 square feet of office and laboratory space in San Diego, California, under an operating lease that expires in April 2024. Additionally, we remain obligated to 7,500 square feet of space under the operating lease for our previous corporate headquarters, which will expire in June 2017. Obligations under all lease agreements are included in the above table.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of December 31, 2016, the outstanding principal amount of the term loan was $20.0 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Regulus Therapeutics Inc.
We have audited the accompanying balance sheets of Regulus Therapeutics Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regulus Therapeutics Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Diego, California
March 2, 2017

Regulus Therapeutics Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,941	$15,960
Short-term investments	61,170	98,103
Restricted cash	—	1,256
Contract and other receivables	1,657	10,021
Prepaid materials, net	5,552	5,543
Prepaid expenses and other current assets	4,154	3,375
Total current assets	87,474	134,258
Property and equipment, net	11,830	5,400
Intangibles, net	1,015	1,081
Other assets	342	344
Total assets	$100,661	$141,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,840	$2,717
Accrued liabilities	5,577	6,329
Accrued compensation	2,318	2,392
Current portion of deferred revenue	72	1,194
Total current liabilities	13,807	12,632
Term loan, less debt issuance costs	19,802	—
Deferred revenue, less current portion	1,993	2,065
Deferred rent, less current portion	8,840	2,308
Other long-term liabilities	144	—
Total liabilities	44,586	17,005
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 52,924,805 and 52,669,266 shares issued and outstanding at December 31, 2016 and 2015, respectively	53	53
Additional paid-in capital	329,496	315,673
Accumulated other comprehensive loss	(123)	(133)
Accumulated deficit	(273,351)	(191,515)
Total stockholders’ equity	56,075	124,078
Total liabilities and stockholders’ equity	$100,661	$141,083
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2016	2015	2014
Revenues:
Revenue under strategic alliances and collaborations	$1,194	$20,759	$7,669
Total revenues	1,194	20,759	7,669
Operating expenses:
Research and development	64,305	56,387	41,046
General and administrative	18,391	19,130	11,533
Total operating expenses	82,696	75,517	52,579
Loss from operations	(81,502)	(54,758)	(44,910)
Other income (expense):
Interest and other income	844	855	388
Interest and other expense	(1,182)	(52)	(39)
Loss from valuation of convertible note payable	—	(1,811)	(12,118)
Loss before income taxes	(81,840)	(55,766)	(56,679)
Income tax benefit (expense)	4	18	(1)
Net loss	$(81,836)	$(55,748)	$(56,680)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	10	64	(181)
Comprehensive loss	$(81,826)	$(55,684)	$(56,861)
Net loss per share, basic and diluted	$(1.55)	$(1.08)	$(1.29)
Weighted average shares used to compute basic and diluted net loss per share	52,813,474	51,411,353	44,090,165
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	41,787,326	$42	$172,518	$(16)	$(79,087)	$93,457
Issuance of common stock upon exercise of options	1,006,515	1	2,232	—	—	2,233
Stock-based compensation expense	—	—	7,039	—	—	7,039
Issuance of common stock under Employee Stock Purchase Plan	38,085	—	283	—	—	283
Issuance of common stock in private placement	1,303,780	1	9,568	—	—	9,569
Issuance of common stock, net of $347 of offering costs	4,808,824	5	76,289	—	—	76,294
Unrealized loss on short-term investments	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(56,680)	(56,680)
Balance at December 31, 2014	48,944,530	$49	$267,929	$(197)	$(135,767)	$132,014
Issuance of common stock upon exercise of options	2,298,618	2	6,678	—	—	6,680
Stock-based compensation expense	—	—	15,368	—	—	15,368
Issuance of common stock under Employee Stock Purchase Plan	69,380	—	492	—	—	492
Conversion of convertible note payable into common stock	1,356,738	2	25,206	—	—	25,208
Unrealized gain on short-term investments	—	—	—	64	—	64
Net loss	—	—	—	—	(55,748)	(55,748)
Balance at December 31, 2015	52,669,266	$53	$315,673	$(133)	$(191,515)	$124,078
Issuance of common stock upon exercise of options	89,855	—	310	—	—	310
Stock-based compensation expense	—	—	12,872	—	—	12,872
Issuance of common stock under Employee Stock Purchase Plan	165,684	—	641	—	—	641
Unrealized gain on short-term investments	—	—	—	10	—	10
Net loss	—	—	—	—	(81,836)	(81,836)
Balance at December 31, 2016	52,924,805	$53	$329,496	$(123)	$(273,351)	$56,075
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(81,836)	$(55,748)	$(56,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,276	1,591	1,490
Loss from valuation of convertible note payable	—	1,811	12,118
Stock-based compensation	12,872	15,368	7,039
Amortization of premium on investments, net	666	1,472	1,597
Other	1,043	98	18
Change in operating assets and liabilities:
Contracts and other receivables	8,364	(9,746)	(196)
Prepaid materials	(616)	(3,460)	(641)
Prepaid expenses and other assets	(778)	(683)	(1,241)
Accounts payable	3,123	529	940
Accrued liabilities	(871)	2,094	556
Accrued compensation	(74)	284	811
Deferred revenue	(1,194)	(3,090)	(5,039)
Deferred rent and other liabilities	143	(379)	(282)
Net cash used in operating activities	(56,882)	(49,859)	(39,510)
Investing activities
Purchases of short-term investments	(65,110)	(78,401)	(113,417)
Sales and maturities of short-term investments	101,387	101,306	85,421
Purchases of property and equipment	(913)	(1,363)	(1,146)
Acquisition of intangibles	(53)	(67)	(65)
Net cash provided by (used in) investing activities	35,311	21,475	(29,207)
Financing activities
Proceeds from borrowing under term loan, net	19,768	—	—
Proceeds from issuance of common stock, net	641	492	86,146
Proceeds from exercise of common stock options	310	6,680	2,233
Principal payments on other long-term obligations	(167)	(155)	(142)
Net cash provided by financing activities	20,552	7,017	88,237
Net (decrease) increase in cash and cash equivalents	(1,019)	(21,367)	19,520
Cash and cash equivalents at beginning of period	15,960	37,327	17,807
Cash and cash equivalents at end of period	$14,941	$15,960	$37,327
Supplemental disclosure of cash flow information
Net changes in restricted cash	$(1,256)	$1,256	$—
Interest paid	$(981)	$(27)	$(39)
Income taxes paid	$(1)	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$6,653	$1,656	$—
Amounts accrued for property and equipment	$292	$223	$76
Amounts accrued for patent expenditures	$—	$28	$42

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
1. The Business, Basis of Presentation and Summary of Significant Accounting Policies

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc., contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Regulus Therapeutics Inc. was converted to a Delaware corporation on January 2, 2009. As used in this report, unless the context suggests otherwise, “the Company,” “our,” “us” and “we” means Regulus Therapeutics Inc.
Use of Estimates
Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We periodically review these capitalized materials for indicators of impairment, including shelf life, continued alternative future use and obsolescence.  As of December 31, 2016 and 2015, our prepaid materials balance was $5.6 million, net of a $0.6 million reserve, and $5.5 million, respectively.
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
Fair Value Option
Applicable accounting policies permit entities to choose, at specified election dates, to measure specified items at fair value if the decision about the election is: (1) applied instrument by instrument, (2) irrevocable, and (3) applied to an entire instrument. The balance of our convertible note payable, which was valued under the fair value option, was converted into shares of common stock in January 2015 (see Note 9).

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

Restricted Cash
Restricted cash consists of amounts received for a specific and limited purpose, and therefore not available for general operating activities. In August 2015, we received $1.4 million in connection with our facility lease agreement with Walton Torrey Owner B, L.L.C, entered into in July 2015. The use of these funds were restricted to costs associated with the relocation of our corporate headquarters. As of December 31, 2016, our restricted cash balance was zero.

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
At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2016 or 2015.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents and short-term investments with two highly accredited financial institutions. We invest our excess cash primarily in commercial paper, certificates of deposit and debt instruments of financial institutions and corporations, United States Treasury securities and United States government-sponsored enterprise securities. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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

Intangibles
We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 10 years at December 31, 2016.
We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is 10 years.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2016, 2015 or 2014.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU 2014-09 and the related supplemental ASUs are effective for fiscal years beginning after December 15, 2017 and interim periods therein. The ASU permits two methods of adoption: the full retrospective method or the modified retrospective method. We currently plan on applying the modified retrospective method upon adoption in the first quarter of 2018, and currently do not anticipate that the adoption of this ASU will have a material impact with regard to our current contracts.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The adoption of this guidance had no impact on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early application is permitted. We intend to adopt this guidance in the first quarter of 2017. We expect that the adoption of this guidance will increase our deferred tax assets with a corresponding increase to our valuation allowance. We maintained a full valuation allowance against our deferred tax assets at December 31, 2016.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Accounting Standards Codification 230. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early application is permitted. The adoption of this guidance will have no impact on our financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early application is permitted. We have not elected to early adopt this standard as of December 31, 2016. Upon adoption, the 2016 period in our three-year statements of cash flows will include $1.3 million of restricted cash in cash and cash equivalents at the beginning of the period. We do not expect any additional impact on our financial statements.
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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Years ended December 31,
	2016	2015	2014
Common stock options	5,553,210	1,674,119	2,566,423
Convertible note payable	—	—	1,461,474
Total	5,553,210	1,674,119	4,027,897

3. Investments
We invest our excess cash in commercial paper and debt instruments of financial institutions and corporations, United States Treasury securities and United States government-sponsored enterprise securities. As of December 31, 2016, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2016
Corporate debt securities	2 or less	$49,185	$12	$(77)	$49,120
Certificates of deposit	1 or less	9,291	—	—	9,291
Commercial paper	1 or less	1,247	—	—	1,247
U.S. treasury securities	1 or less	1,001	—	(1)	1,000
Debt securities of U.S. government-sponsored agencies	1 or less	512	—	—	512
Total		$61,236	$12	$(78)	$61,170

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2015
Corporate debt securities	2 or less	$81,054	$16	$(103)	$80,967
Certificates of deposit	2 or less	13,640	—	—	13,640
Commercial paper	1 or less	3,490	6	—	3,496
Total		$98,184	$22	$(103)	$98,103
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

The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (in thousands):

	Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,578	$13,578	$—	$—
Corporate debt securities	49,120	—	49,120	—
Certificates of deposit	9,291	—	9,291	—
Commercial paper	1,247	—	1,247	—
U.S. treasury securities	1,000	—	1,000	—
Debt securities of U.S. government-sponsored agencies	512	—	512	—
	$74,748	$13,578	$61,170	$—

	Fair value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,152	$15,152	$—	$—
Corporate debt securities	80,967	—	80,967	—
Certificates of deposit	13,640	—	13,640	—
Commercial paper	3,496	—	3,496	—
	$113,255	$15,152	$98,103	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.

5. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Year ended December 31,
	2016	2015	2014
AstraZeneca	$1,122	$18,871	$1,859
Sanofi	72	71	979
GSK	—	—	3,509
Biogen	—	1,817	1,122
Other	—	—	200
Total	$1,194	$20,759	$7,669
AstraZeneca
In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we were required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an investigational new drug application ("IND") or the end of the research term, which expired in August 2016.
Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the agreement should be treated as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue related to the upfront payment on a straight-line basis over the period of performance, which was four years based on the term of the research and development plan which ended in August 2016.
In connection with the collaboration and license agreement and concurrently with our initial public offering, we sold AstraZeneca 6,250,000 shares of our common stock in a private placement at a price per share of $4.00. Under the terms of the Common Stock Purchase Agreement ("CSPA"), AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. The CSPA and collaboration and license agreement were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We recognized the $4.3 million into revenue ratably over the period of performance of the collaboration of four years, which ended in August 2016.
In March 2015, we earned a $2.5 million preclinical milestone payment upon AstraZeneca’s selection of RG-125(AZD4076), a GalNAc-conjugated anti-miR targeting microRNA-103/107, as a lead compound under the agreement. In December 2015, we earned a $10.0 million clinical milestone payment upon AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125(AZD4076). If RG-125(AZD4076) is successfully developed and commercialized through pre-agreed sales targets, we could receive additional milestone payments of up to $160.0 million, including up to $32.5 million for clinical milestones, and up to $127.5 million for commercialization milestones. In addition, we are entitled to receive royalties based on a percentage of net sales which will range from the mid to high single digits, depending upon the volume of sales, which royalties may be reduced in certain, limited circumstances.
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
In January 2015, we entered into a letter agreement with AstraZeneca to amend the collaboration and license agreement. Under the terms of the letter agreement, we agreed to perform additional miR-103/107 program research and development activities related to RG-125(AZD4076). AstraZeneca agreed to fund 50% of the costs for these additional activities, as outlined in the letter agreement. In accordance with the collaboration and license agreement, AstraZeneca funded 100% of the costs for product manufacturing activities outlined in the letter agreement necessary to support a Phase I clinical study.  In December

2015, we completed a technology transfer to AstraZeneca and have no further obligations to AstraZeneca for future development of RG-125(AZD4076). We recognized $4.5 million for the year ended December 31, 2015 for the performance of research and development and product manufacturing activities outlined in the letter agreement. As of December 31, 2015, our obligations under the letter agreement were complete.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of December 31, 2016, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2016, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately three years.
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
Biogen
In August 2014, we entered into a collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for multiple sclerosis. Pursuant to the terms of the collaboration and license agreement, we received an upfront payment of $2.0 million, which was treated as a single unit of accounting as the license did not have stand-alone value. The $2.0 million up-front payment was recognized on a straight-line basis over the estimated period of performance of approximately one year, ending September 2015.
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

In January 2015, May 2015, and September 2015, we earned research milestone payments under the collaboration and license agreement of $0.1 million, $0.3 million and $0.3 million, respectively. These milestone payments met the definition of substantive milestones and, accordingly, revenue for these achievements was recognized in the period the milestones were achieved and collectability was reasonably assured.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$7,932	$7,310
Computer equipment and software	265	305
Furniture and fixtures	706	138
Leasehold improvements	10,469	1,930
Construction in progress	261	2,167
	19,633	11,850
Less accumulated depreciation and amortization	(7,803)	(6,450)
Property and equipment, net	$11,830	$5,400
Depreciation and amortization of property and equipment of $2.2 million, $1.5 million and $1.4 million was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2016	2015
Patents	$1,102	$1,081
Licenses	379	379
	1,481	1,460
Accumulated amortization	(466)	(379)
Intangibles, net	$1,015	$1,081

Intangible asset amortization of $0.1 million was recorded for each of the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.

8. Commitments and Contingencies
Operating Lease
In July 2015, we entered into a new operating lease agreement (the "Lease") for office and laboratory space in San Diego, California, for a term of 96 months from the lease commencement date, and moved the Company's headquarters into this new space in May 2016.  In conjunction with the Lease, we received $1.4 million from our landlord in August 2015 for assistance with costs associated with the relocation of our corporate headquarters. These funds were received for a specific and limited purpose, and therefore were classified as restricted cash and tenant incentive obligation on the Company's balance sheet. The restricted cash balance was zero and $1.3 million as of December 31, 2016 and 2015, respectively. In addition, the Lease provided a tenant improvement allowance of up to $8.5 million, which was to be used for non-structural leasehold improvements at the new facility. The improvements at the new facility were complete in the second half of 2016, with approximately $8.2 million of the allowance having been used. Under the lease, any unused tenant improvement allowance up to $0.4 million could be used to offset future cash rent. The $0.3 million unused tenant improvement allowance was applied as a credit against future rent payments. The $1.4 million tenant incentive and $8.2 million tenant improvement allowance were classified as deferred rent on the Company's balance sheet and are amortized against rent expense on a straight-line basis over the term of the lease, which commenced upon lease inception.
Previous to moving into our new Company headquarters in May 2016, the Company leased separate office and laboratory space in San Diego, California for use as the Company's corporate headquarters and research facility under an operating lease agreement ("Prior Lease"). The Prior Lease commenced in July 2010 and expires in June 2017. The Prior Lease was amended in November 2012 to increase rented space ("the Additional Space"). Early termination rights were provided with respect to a portion of the space under the Prior Lease after the 60th month of the lease, on condition of at least 9 months prior written notice. No early termination rights were available for the Additional Space.
In October 2015, we provided written notice to our landlord of our election to early terminate the Prior Lease. The effective date of termination of the Prior Lease was June 30, 2016. Termination fees associated with the early termination of the Lease were not material. The Additional Space occupied in conjunction with the amendment of the Prior Lease in November 2012 expires in June 2017. The Additional Space was sublet by the Company in August 2016 for a period extending through the June 2017 expiration of the Prior Lease term. Future sublease income of $0.2 million will be received through the expiration of this sublease agreement in June 2017.
Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $1.2 million, $0.6 million and $0.7 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent under the Lease, which is included in other long-term liabilities, was approximately $10.1 million and zero at December 31, 2016 and 2015, respectively. Deferred rent under the Prior Lease was zero and $0.4 million at December 31, 2016 and 2015, respectively. In connection with the exit and subsequent sublet of the Additional Space, we recorded a liability, which is included in other current liabilities, for unused office space beginning August 2016. As of December 31, 2016, unused office liability was approximately $0.2 million and will amortize against rent expense through the expiration of the Prior Lease term in June 2017. We also pay property taxes, maintenance and insurance, which are expensed as incurred.
The future minimum payment summary below includes amounts payable over the remaining period of the Lease and the Prior Lease.
As of December 31, 2016, aggregate future annual minimum lease payments for our operating leases are as follows (in thousands):

2017	$2,330
2018	2,576
2019	2,654
2020	2,733
2021	2,815
Thereafter	6,892
$20,000
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
9. Convertible Note Payable
In October 2012, in conjunction with our initial public offering the Post-IPO GSK Note was established in the principal amount of $5.4 million, with a maturity date of October 9, 2015. On January 29, 2015, the principal amount outstanding under the Post-IPO GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. We recorded a loss from the change in valuation of the convertible note payable of zero, $1.8 million and $12.1 million on the statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014, respectively.

10. Term Loan
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
As of December 31, 2016, we had $20.0 million outstanding under the Term A Loan. The Term A Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term A Loan, the debt issuance costs have been recorded as a debt discount on our balance sheets, which are being accreted to interest expense over the life of the Term A Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term A Loan through interest expense.
As of December 31, 2016, we were in compliance with all covenants under the Loan Agreement.

               Future principal payments for the Term A Loan due under the Loan Agreement are as follows (in thousands):

2017	$—
2018	5,000
2019	10,000
2020	5,000
$20,000

11. Common Stock and Stockholders’ Equity

Common Stock
As of December 31, 2016, there were 52,924,805 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2016:

Common stock options outstanding	8,931,498
Common stock available for future grant under the 2012 Plan	718,299
Employee Stock Purchase Plan	1,594,452
Total common shares reserved for future issuance	11,244,249
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2016 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2015	5,126	$8.91
Granted	4,966	$4.93
Exercised	(90)	$3.45
Canceled/forfeited/expired	(1,071)	$9.32
Options outstanding at December 31, 2016	8,931	$6.70	8.14	$34,680
Vested or expected to vest at December 31, 2016	8,278	$6.82	8.04	$31,463
Exercisable at December 31, 2016	2,882	$7.58	5.99	$9,688

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3.47, $7.47 and $8.37, respectively.

The total intrinsic value of stock options exercised was $0.2 million, $21.4 million and $12.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. Cash received from the exercise of stock options was approximately $0.3 million, $6.7 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our 2012 Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2016	2015	2014
Stock options
Risk-free interest rate	1.5%	1.8%	1.8%
Volatility	82.7%	78.9%	74.3%
Dividend yield	—	—	—
Expected term (years)	6.0	6.1	6.1
Performance stock options
Risk-free interest rate	1.4%	1.8%	2.1%
Volatility	82.4%	76.7%	69.6%
Dividend yield	—	—	—
Expected term (years)	5.9	6.0	6.3
Employee stock purchase plan shares
Risk-free interest rate	0.5%	0.1%	0.1%
Volatility	93.7%	76.1%	69.8%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate - The risk-free interest rate assumption was based on observed interest rates appropriate for the expected term of the stock option grants.
Expected dividend yield - The expected dividend yield assumption was based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
Expected volatility - The expected volatility assumption for the years ended December 31, 2016 and 2015 was based on the historical volatility of the trading price of our common stock. The expected volatility assumption for the year ended December 31, 2014 was based on a combination of volatility of a peer group of similar companies whose share prices were publicly available and the historical volatility of the trading price of our common stock. The peer group was developed based on companies in the biotechnology industry.
Expected term - The expected term represents the period of time that options are expected to be outstanding. Because we do not have sufficient historical exercise behavior data, we determine the expected life using the simplified method, which was an average of the contractual term of the option and its ordinary vesting period.
Forfeitures - We reduce stock-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based upon historical information and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rates ranged from 3% to 7% for the years ended December 31, 2016 and 2015.
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development	$5,458	$8,075	$3,939
General and administrative	7,414	7,293	3,100
Total	$12,872	$15,368	$7,039
The total compensation cost related to non-vested awards not yet recognized was $12.3 million as of December 31, 2016. The weighted-average period over which this expense is expected to be recognized is approximately 1.5 years.
Employee Stock Purchase Plan

In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. We issued 165,684 shares of common stock under the 2012 Purchase Plan for the year ended December 31, 2016. As of December 31, 2016, 321,184 shares of our common stock were issued and 1,594,452 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2012 Purchase Plan.
Inducement Plan
On July 17, 2015, the Company’s Board of Directors adopted an Inducement Plan, which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The Inducement Plan initially reserved 1,000,000 shares of common stock and provides for the grant of NSOs that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.
Under the Inducement Plan, options were granted with varying vesting terms, but typically vest over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months. All options granted under the Inducement Plan expire ten years from the date of grant.
As of December 31, 2016, all shares reserved under the Inducement Plan had been granted.
12. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We have elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary. We made $0.2 million in matching contributions for the year ended December 31, 2016 and $0.1 million for each of the years ended December 31, 2015 and 2014.
13. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	1	1	1
	1	1	1
Deferred:
Federal	(5)	(17)	—
State	—	(2)	—
	(5)	(19)	—
Income tax (benefit) expense	$(4)	$(18)	$1

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2016	2015	2014
Expected income tax benefit at federal statutory tax rate	$(27,826)	$(18,960)	$(19,271)
State income taxes, net of federal benefit	(1,152)	(1,580)	(2,348)
Tax credits	(5,447)	(5,039)	(3,307)
Change in fair value of convertible note payable	—	616	4,120
Change in valuation allowance	31,990	23,216	20,047
Prior year true-up	(1,320)	110	(92)
Stock compensation	2,458	1,161	902
Reserve for uncertain tax positions	1,314	254	—
Other	(21)	204	(50)
Income tax (benefit) expense	$(4)	$(18)	$1

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryovers	$70,739	$48,912
Research and development and other tax credits	22,613	15,148
Deferred revenue	735	1,210
Intangibles and property and equipment basis difference	—	2,097
Stock compensation expense	5,664	3,488
Other	4,679	1,129
Total deferred tax assets	104,430	71,984
Total deferred tax liabilities	(799)	(343)
Net deferred tax asset	103,631	71,641
Valuation allowance	(103,631)	(71,641)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to fully offset the net deferred tax asset of $103.6 million.
As of December 31, 2016, we had federal and California tax net operating loss carryforwards of $204.8 million and $173.2 million, respectively, which begin to expire in 2030 and 2031. At December 31, 2016, approximately $19.4 million and $19.4 million of the Federal and State net operating loss carryforwards, respectively, relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. Upon adoption of ASU 2016-09 in the first quarter of 2017, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to accumulated deficit, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, we do not expect any impact to the financial statements as a result of this adoption. As of December 31, 2016, we also had federal and California research and development tax credit carryforwards of $20.3 million and $6.9 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely. As of December 31, 2016, we also had $0.2 million of Federal Alternative Minimum Tax Credit carryforwards that are available indefinitely.

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
The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$2,298	$1,853	$1,092
Increase (decrease) for prior year tax positions	1,991	(250)	(73)
Increase for current year tax positions	1,343	695	834
Total	$5,632	$2,298	$1,853
Included in unrecognized tax benefits of $5.6 million at December 31, 2016 was $3.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance.
We are subject to taxation in the United States and California. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2009 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2016, 2015 and 2014, we have not recognized any interest or penalties related to income taxes.

14. Related Party Transactions
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. Expenses incurred under the Sanofi agreement for services performed or out-of-pocket expenses were $0.9 million, $0.4 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the years ended December 31, 2016 and 2015.
15. Selected Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2016 and 2015 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2016
Revenues	$489	$483	$204	$18
Operating expenses	21,867	21,671	19,396	19,762
Net loss	(21,207)	(21,090)	(19,519)	(20,020)
Basic and diluted net loss per share	$(0.40)	$(0.40)	$(0.37)	$(0.38)
2015
Revenues	$4,200	$3,834	$1,865	$10,860
Operating expenses	17,071	25,015	15,210	18,221
Net loss	(14,487)	(21,035)	(13,000)	(7,226)
Basic net loss per share(1)	$(0.29)	$(0.41)	$(0.25)	$(0.14)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than May 1, 2017, and is incorporated herein by reference.
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

Regulus Therapeutics Inc.
Date: March 2, 2017	By:	/s/ Paul C. Grint
Paul C. Grint, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2017	By:	/s/ Joseph P. Hagan
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

Signature	Title	Date

/s/ Paul C. Grint	Director, President & Chief Executive Officer
Paul C. Grint, M.D.	(Principal Executive Officer)	March 2, 2017

/s/ Joseph P. Hagan	Chief Operating Officer
Joseph P. Hagan	(Principal Financial and Accounting Officer)	March 2, 2017

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 2, 2017

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 2, 2017

Signature	Title	Date

/s/ Mark G. Foletta
Mark G. Foletta	Director	March 2, 2017

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 2, 2017

/s/ Douglas E. Williams
Douglas E. Williams, Ph.D.	Director	March 2, 2017

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 2, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

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

10.7*
Amended and Restated Employment Agreement by and between the Registrant and Paul C. Grint, M.D., dated September 19, 2014 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on September 19, 2014).

10.8*
Paul C. Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2015 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 19, 2015).

10.9*
Paul C. Grint, M.D., Base Salary and Target Bonus Increases, effective June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 5, 2015).

10.10*
Paul C. Grint, M.D. Yearly Discretionary Base Salary Increase, effective January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 3, 2016).

10.11*
Employment Agreement, effective January 1, 2016, by and between the Registrant and Joseph P. Hagan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 23, 2016).

10.12*	Employment Agreement, effective October 3, 2016, by and between the Registrant and Timothy M. Wright, M.D.

10.13
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

10.17
Fourth Amendment to Lease between the Registrant and BMR-3545-3575 John Hopkins LP, a Delaware limited partnership (formerly known as BMR-John Hopkins Court LLC), dated November 19, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No.001-35670), filed with the SEC on February 19, 2013).

10.18
Office Lease by and between the Registrant and ARE-SD Region No. 44, LLC (as successor in interest to
Walton Torrey Owner B, L.L.C.), dated July 31, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 5, 2015).

10.19†
Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.20†
Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated June 10, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.21†
Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated October 25, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.22†
Co-Exclusive License Agreement among the Board of Trustees of the Leland Stanford Junior University, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.23
Assignment Agreement between the Registrant and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.24†
License Agreement between the Registrant and Max-Planck-Innovation GmbH, dated June 5, 2009 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.25†
Amended and Restated License Agreement among Max-Planck-Innovation GmbH, the Registrant, Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.) and Alnylam Pharmaceuticals, Inc., dated April 18, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

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

10.30†
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on August 7, 2013).

10.31†
Second Amended and Restated Collaboration and License Agreement dated February 5, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 28, 2014).

10.32
Registration Rights Agreement dated February 5, 2014 between the Registrant and Aventis Holdings Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 5, 2014).

10.33†
Letter Agreement, dated as of January 30, 2015, by and between the Registrant and AstraZeneca AB (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 8, 2015).

10.34†
Licensing Agreement, dated as of May 7, 2010, by and between the Registrant and ETH Zurich (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 23, 2016).

10.35
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

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