Form 10-Q
period 2017-03-31
Regulus Therapeutics Inc.
filed 2017-05-05
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, the registrant had 53,182,330 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,889	$14,941
Short-term investments	42,575	61,170
Contract and other receivables	439	1,657
Prepaid materials, net	6,212	5,552
Prepaid expenses and other current assets	3,534	4,154
Total current assets	67,649	87,474
Property and equipment, net	11,270	11,830
Intangibles, net	920	1,015
Other assets	335	342
Total assets	$80,174	$100,661
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,509	$5,840
Accrued liabilities	4,690	5,577
Accrued compensation	1,306	2,318
Current portion of deferred revenue	72	72
Total current liabilities	10,577	13,807
Term loan, less debt issuance costs	19,816	19,802
Deferred revenue, less current portion	1,975	1,993
Deferred rent, less current portion	8,864	8,840
Other long-term liabilities	214	144
Total liabilities	41,446	44,586
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 53,182,330 and 52,924,805 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	53	53
Additional paid-in capital	332,746	329,496
Accumulated other comprehensive loss	(97)	(123)
Accumulated deficit	(293,974)	(273,351)
Total stockholders’ equity	38,728	56,075
Total liabilities and stockholders’ equity	$80,174	$100,661
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$489
Total revenues	18	489
Operating expenses:
Research and development	15,752	16,764
General and administrative	3,959	5,103
Total operating expenses	19,711	21,867
Loss from operations	(19,693)	(21,378)
Other income (expense):
Interest and other income	214	190
Interest and other expense	(546)	(24)
Loss before income taxes	(20,025)	(21,212)
Income tax benefit	4	5
Net loss	$(20,021)	$(21,207)
Other comprehensive loss:
Unrealized gain on short-term investments, net	26	40
Comprehensive loss	$(19,995)	$(21,167)
Net loss per share, basic and diluted	$(0.38)	$(0.40)
Weighted average shares used to compute basic and diluted net loss per share	52,990,383	52,710,672
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(20,021)	$(21,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	699	419
Stock-based compensation	2,381	3,749
Amortization of premium on investments, net	107	198
Other	135	—
Change in operating assets and liabilities:
Contracts and other receivables	1,218	9,959
Prepaid materials	(660)	1,593
Prepaid expenses and other assets	627	(2,368)
Accounts payable	(1,331)	906
Accrued liabilities	(818)	(596)
Accrued compensation	(1,012)	(1,181)
Deferred revenue	(18)	(489)
Deferred rent and other liabilities	13	87
Net cash used in operating activities	(18,680)	(8,930)
Investing activities
Purchases of short-term investments	(2,265)	(20,475)
Sales and maturities of short-term investments	20,780	32,572
Purchases of property and equipment	(139)	(395)
Acquisition of intangibles	(16)	(11)
Net cash provided by investing activities	18,360	11,691
Financing activities
Proceeds from issuance of common stock	265	363
Proceeds from exercise of common stock options	3	206
Principal payments on other long-term obligations	—	(41)
Net cash provided by financing activities	268	528
Net (decrease) increase in cash and cash equivalents	(52)	3,289
Cash and cash equivalents at beginning of period	14,941	15,960
Cash and cash equivalents at end of period	$14,889	$19,249
Supplemental disclosure of cash flow information
Net changes in restricted cash	$—	$(338)
Interest paid	$(465)	$(5)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$—	$5,470
Amounts accrued for property and equipment	$9	$86
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016, from which the balance sheet information herein was derived.
We have incurred losses in each year since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our research and preclinical and clinical development of our product candidates. In order to continue to fund our research and development activities, we will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more or our clinical and/or preclinical programs while we seek strategic alternatives.
As of March 31, 2017, we had cash, cash equivalents and marketable securities of $57.5 million. We adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements - Going Concern, effective December 31, 2016. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
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
Multiple element arrangements, such as our strategic alliance agreement with Sanofi, are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is typically the expected term of the research and development plan.

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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We periodically review these capitalized materials for indicators of impairment, including shelf life, continued alternative future use and obsolescence, and write down the asset to its net realizable value in the period it which it is identified. As of March 31, 2017 and December 31, 2016, our prepaid materials balance was $6.2 million, net of a $0.6 million reserve, and $5.6 million, net of a $0.6 million reserve, respectively.
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

The FASB issued supplemental adoption guidance and clarification to ASU No. 2014-09 in March 2016, April 2016 and May 2016 within ASU No. 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2014-09 and the related supplemental ASUs are effective for fiscal years beginning after December 15, 2017 and interim periods therein. The ASU permits two methods of adoption: the full retrospective method or the modified retrospective method. We currently plan on applying the modified retrospective method upon adoption in the first quarter of 2018, and currently do not anticipate that the adoption of this ASU will have a material impact with regard to our current contracts.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early application is permitted. The adoption of this guidance will have no impact on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement, requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows and allows the Company to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. We applied this standard in the first quarter of 2017 using the modified retrospective method of adoption. In conjunction with this adoption, we applied an accounting policy election to account for forfeitures as they occur.
Upon adoption, we reversed a deferred tax asset related to the balance of unrecognized excess tax benefits of $7.4 million, with an offsetting adjustment to the valuation allowance. Under the modified retrospective method of adoption, we recorded an adjustment of $0.6 million to accumulated deficit with a corresponding offset to additional paid-in capital.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early application is permitted. We have not elected to early adopt this standard. Upon adoption in 2018, the 2016 period in our three-year statements of cash flows will include $1.3 million of restricted cash in cash and cash equivalents at the beginning of the period. We do not expect any additional impact on our financial statements.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 1,824,296 and 2,413,720 shares attributable to common stock options for the three months ended March 31, 2017 and 2016, respectively.
3. Investments

We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. As of March 31, 2017, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of March 31, 2017
Corporate debt securities	2 or less	$31,483	$7	$(30)	$31,460
Certificates of deposit	1 or less	7,851	—	—	7,851
Commercial paper	1 or less	749	—	—	749
U.S. Treasury securities	1 or less	2,011	—	(1)	2,010
Debt securities of U.S. government-sponsored agencies	1 or less	506	—	(1)	505
Total		$42,600	$7	$(32)	$42,575

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2016
Corporate debt securities	2 or less	$49,185	$12	$(77)	$49,120
Certificates of deposit	2 or less	9,291	—	—	9,291
Commercial paper	1 or less	1,247	—	—	1,247
U.S. Treasury securities	1 or less	1,001	—	(1)	1,000
Debt securities of U.S. government-sponsored agencies	1 or less	512	—	—	512
Total		$61,236	$12	$(78)	$61,170
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

Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair value as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,471	$10,471	$—	$—
Corporate debt securities	31,460	—	31,460	—
Certificates of deposit	7,851	—	7,851	—
Commercial paper	749	—	749	—
U.S. treasury securities	2,010	—	2,010	—
Debt securities of U.S. government-sponsored agencies	505	—	505	—
	$53,046	$10,471	$42,575	$—

	Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,578	$13,578	$—	$—
Corporate debt securities	49,120	—	49,210	—
Certificates of deposit	9,291	—	9,291	—
Commercial paper	1,247	—	1,247	—
U.S. treasury securities	1,000	—	1,000	—
Debt securities of U.S. government-sponsored agencies	512	—	512	—
	$74,748	$13,578	$61,260	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
5. Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford"), pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the "Term A Loan") and $10.0 million (the "Term B Loan"). On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs. The ability to borrow on the Term B Loan expired on March 31, 2017. We refer to all amounts outstanding under the Loan Agreement as the Term Loan.
The outstanding Term Loan will mature on June 1, 2020 (the “Maturity Date”) and we will have interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. The Term Loan will bear interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.

We have the option to prepay all, but not less than all, of the borrowed amount, provided that we will be obligated to pay a prepayment fee equal to (i) 2% of the outstanding principal balance of the Term Loan if prepayment is made prior to the second anniversary of the funding date of the Term Loan, provided no prepayment fee will be due in connection with a prepayment made on or prior to the first anniversary of the funding date of the Term Loan in connection with an acquisition of our company, or (ii) 1% of the Term Loan prepaid thereafter and prior to the Maturity Date. We will be required to make a final payment of 5.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of the Term Loan, or (iii) the prepayment of the Term Loan.

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement defines certain events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. No such events have occurred or are anticipated as of March 31, 2017.
As of March 31, 2017, we had $20.0 million outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of March 31, 2017, we were in compliance with all covenants under the Loan Agreement.

               Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2017	—
2018	5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2017:

Common stock options outstanding	10,030,972
Common stock available for future grant under 2012 Equity Incentive Plan	1,728,217
Employee Stock Purchase Plan	1,844,527
Total common shares reserved for future issuance	13,603,716
The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2017 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2016	8,931	$6.70
Granted	1,796	$1.30
Exercised	(8)	$0.38
Canceled/forfeited/expired	(688)	$6.26
Options outstanding at March 31, 2017	10,031	$5.77
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2017	2016
Stock options
Risk-free interest rate	2.1%	1.4%
Volatility	89.3%	79.9%
Dividend yield	—	—
Expected term (years)	6.1	5.9
Performance stock options
Risk-free interest rate	2.1%	1.5%
Volatility	89.9%	79.4%
Dividend yield	—	—
Expected term (years)	5.6	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.7%	0.3%
Volatility	116.0%	79.2%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Research and development	$1,108	$1,432
General and administrative	1,273	2,317
Total	$2,381	$3,749
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Sanofi	$18	$18
AstraZeneca	—	471
Total	$18	$489

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of March 31, 2017, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2017, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately three years.
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
8. Related Party Transactions
We have entered into certain agreements with related parties in the ordinary course of business to license intellectual property and to procure research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for the three months ended March 31, 2017, compared to $0.8 million for the three months ended March 31, 2016.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three months ended March 31, 2017 and 2016.

9. Subsequent Events
On May 2, 2017, we implemented a corporate restructuring plan to streamline our operations, reduce our operating expenses, extend our cash runway and concentrate our resources on our most promising programs. In connection with the corporate restructuring plan, we committed to a reduction in our total workforce by approximately 30% percent to 65 employees. The restructuring was approved by our Board of Directors on May 2, 2017, and affected employees were informed on May 4, 2017. We expect to complete the workforce reduction in May 2017. We estimate that we will record charges of approximately $2.0 million for employee severance and other related termination benefits and approximately $3.0 million in one-time, non-cash stock-based compensation charges due to the acceleration of outstanding options, in accordance with executive employment agreements. Severance payments are expected to be paid in full by the end of the second quarter of 2017.
In conjunction with the restructuring plan, Paul C. Grint, M.D., resigned as our President and Chief Executive Officer and as a director, effective May 4, 2017. Dr. Grint has also withdrawn himself as a nominee for director at our 2017 annual meeting of stockholders. In connection with his resignation, and subject to our receiving an effective release and waiver of claims from Dr. Grint, Dr. Grint will receive (1) a lump sum severance payment equal to 12 months of his base salary in effect at the time of his resignation, (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options or other equity incentive awards held by Dr. Grint that are subject to time-based vesting as of the time of his resignation. In addition, subject to Dr. Grint’s consent and our receipt of an effective release and waiver of claims from Dr. Grint, the post-termination exercise period of all outstanding options held by Dr. Grint will be extended to one year following the date of his resignation.
On May 4, 2017, Joseph P. Hagan, our Chief Operating Officer, was appointed to the position of President and Chief Executive Officer and as a director, effective immediately.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, filed with the Securities and Exchange Commission on March 3, 2017. Past operating results are not necessarily indicative of results that may occur in future periods.
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

•	matters related to the clinical hold placed on our RG-101 program for the treatment of chronic hepatitis C virus, or HCV, infection;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

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

•
our expected timing for completing our May 2017 corporate restructuring and the estimated charges and severance expenses to be incurred in connection therewith, as well as the expected benefits to be achieved from the restructuring, including with respect to the expected reduction in our operating expenses and the extension of our cash runway;

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
microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. To date, over 500 microRNAs have been identified in humans, each of which can bind to multiple messenger RNAs (mRNA) that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
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
Development Stage Pipeline

We currently have three programs in clinical development. Our most advanced program, RG-101, is a GalNAc-conjugated anti-miR targeting miR-122, a host factor for the hepatitis C virus, or HCV, infection. Our second program, under our strategic alliance with Sanofi, is RG-012, an anti-miR targeting microRNA-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available. Our third program, under our strategic alliance with AstraZeneca, is RG-125 (AZD4076), a GalNAc-conjugated anti-miR targeting microRNA-103/107 for the treatment of non-alcoholic fatty liver disease, or NAFLD, in patients with type II diabetes/pre-diabetes. In late 2016, we nominated RGLS5040, an anti-miR targeting microRNA-27 for the treatment of cholestatic disease and RGLS4326, an anti-miR targeting microRNA-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD, for clinical development from our research pipeline. IND-enabling activities are ongoing for RGLS5040 and RGLS4326. Assuming acceptable outcomes of our non-clinical pharmacology and toxicology studies as part of the IND package, we anticipate filing an IND or equivalent regulatory filing for these two programs by the end of 2017.
RG-101: RG-101 is currently on clinical hold by the U.S. Food and Drug Administration, or FDA. In on-going studies, dosing was completed prior to the clinical hold and patients are continuing to be followed for safety and efficacy as defined in the respective clinical protocols.

•
In August 2015, we initiated a Phase II study investigating RG-101 in a shortened, four-week treatment regimen containing a subcutaneous administration of 2 mg/kg of RG-101 at Day 1 and Day 29, in combination with one of three oral direct-acting antiviral agents Harvoni®, Olysio®, and Daklinza® for 28 days. In March 2017, we reported top-line results from the primary endpoint analysis of its completed Phase II study of RG-101 in combination with four weeks of once/daily approved anti-viral agents Harvoni®, Olysio®, or Daklinza™. The study enrolled 79 treatment naïve genotype 1 and 4 HCV patients (Harvoni® combination arm, n=27, Olysio® combination arm, n=27, Daklinza™ combination arm, n=25). The results from this final analysis demonstrated significant virologic response through 48 weeks of follow-up: RG-101 plus Harvoni demonstrated 100% SVR48; RG-101 plus Olysio demonstrated 77% SVR48; and RG-101 plus Daklinza™ demonstrated 84% SVR48. There were 10 relapses: six in the Olysio® combination arm (weeks 8, 20, 24 and 32); and four in the Daklinza™ combination arm (weeks 8, 12 and 24). RG-101 in combination with four weeks of oral DAA therapy was generally well tolerated with the majority of adverse events, or AEs, considered mild or moderate with no AE-related discontinuations. Commonly reported AEs included fatigue, headache, and injection site reactions. There were five patients across all arms that experienced AEs of transient hyperbilirubinemia (greater than or equal to two times the upper limit of normal). No cases met criteria for Hy’s law. Over the course of the one-year study, five subjects reported serious adverse events, or SAEs: one jaundice/liver injury in a patient at seven weeks in the Daklinza™ combination arm of the study; one patient with dyspnea in the Olysio® combination arm of the study; one patient with multiple sclerosis in the Olysio® combination arm of the study; one patient with a trauma-related knee injury; and one patient with an upper respiratory infection.

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

•
In January 2016, we initiated a multi-center, open label, non-randomized Phase I study to compare the safety, tolerability, pharmacokinetics, and pharmacodynamics of 2 mg/kg of RG-101 in subjects with severe renal insufficiency or end-stage renal disease, or ESRD, to healthy control subjects, and further explore RG-101 in hepatitis C infected subjects with severe renal insufficiency or ESRD. The Phase I study had three treatment arms (n=24): (i) healthy volunteers (n=8); (ii) subjects with severe renal impairment or ESRD (n=8); and (iii) HCV subjects with severe renal impairment or ESRD (n=8). Enrollment was completed in the second quarter of 2016, and the trial was completed in the first quarter of 2017.

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

•
In June 2016, we received verbal notice from the FDA that our IND for RG-101 for the treatment of chronic HCV infection had been placed on clinical hold. The FDA initiated the clinical hold after a second patient experienced an SAE of jaundice. This SAE occurred in an HCV patient with end-stage renal disease on dialysis enrolled in our on-

going Phase I US study 117 days after receiving a single dose of RG-101. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. In December 2016, we submitted a complete response to the FDA’s initial request for information, which included identification of a potential mechanism of hyperbilirubinemia. The Company also submitted a proposal to mitigate this risk. In January 2017, the Company received written communication from the FDA that the clinical development program for RG-101 remains on clinical hold. The FDA has requested the final safety and efficacy data from on-going RG-101 clinical and preclinical studies before reconsidering the clinical hold. These data will be available once the current study protocols are complete through 48 weeks of follow up, which is anticipated in the fourth quarter of 2017. The FDA also requested additional expert review of liver safety data in light of the proposed mechanism of hyperbilirubinemia. We plan to work diligently with the FDA to seek the release of the clinical hold. Initiation of new RG-101 clinical studies are suspended pending resolution of the FDA clinical hold.
RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability and pharmacokinetics of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. RG-012 was well-tolerated and there were no SAEs reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the disease-related decline of renal function (as measured by established blood markers for renal function) in these patients over time. The data from the ATHENA study provided the clinical basis for the design of a Phase II proof-of-concept study to monitor the therapeutic effect of RG-012 on the decline in renal function in patients with Alport syndrome.

•
In late 2016, in order to address study design comments from European regulators, a Phase I multiple-ascending dose, or MAD, study in healthy volunteers was initiated (six-week repeat dosing) to determine safety, PK and other parameters prior to chronic dosing in patients. These data will help inform the final study design for the HERA study, an international randomized, double-blind, placebo-controlled, multi-center Phase II clinical trial designed to evaluate the safety, pharmacodynamics, pharmacokinetics, dose selection, and preliminary efficacy of chronic RG-012 treatment in approximately 30 patients with Alport syndrome.

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

•
In May 2017, we announced that we completed dosing of RG-012 in the Phase I MAD study and have selected the dose for the upcoming Phase II HERA and renal biopsy studies, which will commence mid-2017. Preliminary data from the MAD study indicated that RG-012 was well tolerated with no SAEs reported in any subjects. The plasma PK profile of RG-012 was in-line with expectations, with a dose dependent increase in plasma exposure seen across the three dose groups. Data from the renal biopsy study is anticipated by year-end 2017, and interim data from the Phase II HERA study is anticipated in mid-2018.

RG-125(AZD4076): In the third quarter of 2016, AstraZeneca initiated a Phase I/IIa, randomized, single-blind, placebo-controlled, multiple ascending dose study in subjects with Type II diabetes and NAFLD. This study is anticipated to be complete in December 2017. Previously, AstraZeneca initiated a Phase I study evaluating RG-125(AZD4076) in healthy volunteers in December 2015, earning us a $10.0 million milestone from the collaboration. We are eligible to receive our next milestone for the collaboration upon AstraZeneca's initiation of a Phase IIb clinical study. AstraZeneca is responsible for all future development for RG-125(AZD4076).
RGLS5040: In November 2016, we nominated RGLS5040 as a clinical candidate targeting microRNA-27 (miR-27) for the treatment of cholestatic diseases. IND-enabling activities are currently underway, and assuming acceptable outcomes of our non-clinical pharmacology and toxicology studies as part of the IND package, anticipate filing an IND or foreign equivalent regulatory filing by the end of 2017.
RGLS4326: In December 2016, we nominated RGLS4326 as a clinical candidate targeting microRNA-17 (miR-17) for the treatment of ADPKD. IND-enabling activities are currently underway, and assuming acceptable outcomes of our non-

clinical pharmacology and toxicology studies as part of the IND package, anticipate filing an IND or foreign equivalent regulatory filing by the end of 2017.
Preclinical Pipeline
We are advancing our preclinical portfolio towards clinical development in renal, hepatic, and central nervous system diseases both independently and with our strategic alliance partners Sanofi and AstraZeneca, and nominated two clinical candidates in the fourth quarter of 2016.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 74 and have spent a total of approximately $274.3 million in research and development expenses through March 31, 2017.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense is primarily attributable to interest charges associated with borrowings under our secured term loan from Oxford Finance, LLC, or Oxford.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2016. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Revenue under strategic alliances and collaborations	$18	$489
Research and development expenses	15,752	16,764
General and administrative expenses	3,959	5,103
Interest and other expenses	(546)	(24)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Sanofi	$18	$18
AstraZeneca	—	471
Total revenues under strategic alliances and collaborations	$18	$489
Revenue under strategic alliances was less than $0.1 million for the three months ended March 31, 2017, compared to $0.5 million for the three months ended March 31, 2016. The reduction in revenue for the three months ended March 31, 2017 compared to March 31, 2016 is the result of the AstraZeneca research term ending in August 2016.
As of March 31, 2017, we had $2.0 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2017	% of total	Three months ended March 31, 2016	% of total	$	%
Research and development
Personnel and internal expenses	$6,557	42%	$5,329	32%	$1,228	23%
Third-party and outsourced expenses	7,493	47%	9,633	57%	(2,140)	(22)%
Non-cash stock-based compensation	1,108	7%	1,432	9%	(324)	(23)%
Depreciation	594	4%	370	2%	224	61%
Total research and development expenses	$15,752	100%	$16,764	100%	$(1,012)
Research and development expenses decreased by $0.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by a $2.1 million decrease in external development expenses as a result of decreased spend on the RG-101 program due to the FDA clinical hold. This decrease was partially offset by a $1.3 million increase in internal costs attributable to our two clinical candidate nominations in 2016 and various additional early-stage programs within our preclinical pipeline.
General and administrative expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2017, compared to $5.1 million for the three months ended March 31, 2016. The decrease of $1.1 million for the three months ended March 31, 2017 compared to the same period in 2016 was principally driven by a decrease in non-cash stock-based compensation of $1.0 million.
Interest and other expenses
Interest and other expenses were $0.5 million for the three months ended March 31, 2017, compared to less than $0.1 million for the three months ended March 31, 2016. This increase was driven by interest charges associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2017, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities (including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014) and $19.8 million in net proceeds from our June 2016 secured term loan.
We have incurred losses in each year since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our research and preclinical and clinical development of our product candidates. In order to continue to fund our research and development activities, we will need to seek additional capital. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more or our clinical and/or preclinical programs while we seek strategic alternatives.
As of March 31, 2017, we had cash, cash equivalents and marketable securities of $57.5 million. We adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern, effective December 31, 2016. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(18,680)	$(8,930)
Investing activities	18,360	11,691
Financing activities	268	528
Total	$(52)	$3,289
Operating activities
Net cash used in operating activities was $18.7 million for the three months ended March 31, 2017, compared to $8.9 million for the three months ended March 31, 2016. The increase in net cash used in operating activities was primarily attributable to changes in working capital, resulting in net cash used in operating activities of $2.0 million for the three months ended March 31, 2017, compared to net cash provided by operating activities of $7.9 million for the three months ended March 31, 2016. Changes in working capital for the three months ending March 31, 2016 included the receipt of a $10.0 million milestone payment under our strategic alliance with AstraZeneca.

Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $18.5 million for the three months ended March 31, 2017, compared to $12.1 million for the three months ended March 31, 2016.
Financing activities
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2017, compared to $0.5 million for the three months ended March 31, 2016. The decrease in net cash provided by financing activities was attributable to a decrease in proceeds from the exercise of stock options of $0.2 million for the three months ended March 31, 2017, compared to the same period in 2016.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2017, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of March 31, 2017, the outstanding principal amount of the term loan was $20.0 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.
If a 10% change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on our interest expense as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California (“District Court”) against us, our Chief Executive Officer, Paul C. Grint, and our Chief Operating Officer, Joseph P. Hagan. The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Mr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the action. We intend to vigorously defend this matter.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. *
We are a biopharmaceutical company, formed in 2007, with a limited operating history. Since inception, our operations have been primarily limited to acquiring and in-licensing intellectual property rights, developing our microRNA product platform, undertaking basic research around microRNA targets and conducting preclinical and clinical studies for our initial programs. We recently nominated RGLS5040 for the treatment of cholestasis and RGLS4326 for the treatment of ADPKD. We have initiated clinical development of RG-101 and RG-012, and AstraZeneca has initiated clinical development of RG-125(AZD4076) under our strategic alliance, however, we have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.
We have incurred losses in each year since our inception in September 2007. Our net losses were $20.0 million and $21.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $294.0 million.
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
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our strategic alliance agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, regulatory, research and administrative personnel; and create additional infrastructure to support our operations and our product development and planned future commercialization efforts.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position. *
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the loan agreement, Oxford provided us with a Term A Loan of $20.0 million, with an additional $10.0 million Term B Loan available to us upon the achievement of a milestone until the earlier of 60 days after the achievement of the milestone or March 31, 2017, subject to the non-occurrence of a prior event of default. The ability to borrow on the Term B Loan expired on March 31, 2017. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the loan agreement. Amounts outstanding under the loan agreement mature on June 1, 2020 and will be interest-only through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. Payments under the loan agreement could result in a significant reduction of our working capital.
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
In June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice. This SAE occurred in a HCV patient with end-stage renal disease on dialysis enrolled in our on-going Phase I U.S. study 117 days after receiving a single dose of RG-101. In accordance with the clinical hold, the FDA provided that no new dosing with RG-101 could be initiated in the United States. In July 2016, we received a formal clinical hold letter from the FDA requesting the following from us: detailed safety data analysis from preclinical and clinical studies; exploration of potential mechanisms of hepatoxicity in non-clinical models; review and input from independent hepatotoxicity experts; additional PK data from the US Phase I study; and a risk/benefit assessment for the proposed therapeutic regimen containing RG-101. In December 2016, we submitted a complete response to the FDA's initial request for information, which included identification of a potential mechanism of hyperbilirubinemia. We also submitted a proposal to mitigate this risk. In January 2017, the FDA informed us that the full clinical hold placed on our RG-101 clinical development program in June 2016 will remain in effect pending the FDA’s review of certain preclinical and clinical information to be submitted by us to the FDA, including a final preclinical study safety report for RG-101, final efficacy and safety data from certain clinical trials of RG-101, additional expert opinion of liver safety data in light of the proposed mechanism of hyperbilirubinemia, and an updated risk/benefit assessment of the proposed therapeutic regimens using RG-101. We currently anticipate submitting a complete response to the FDA with the requested information in the fourth quarter of 2017. However, as we depend upon our CROs to timely complete and report the preclinical and clinical studies, we may be delayed in submission of a complete response if our CROs cannot meet our current deadlines or if data reveals other unanticipated issues.

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
Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from our preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed. *
We have invested a significant portion of our efforts and financial resources in the identification and development of product candidates that target microRNAs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.
The success of our product candidates will depend on several factors, including the following:

•	successfully designing preclinical studies which may be predictive of clinical outcomes;

•	successful results from preclinical and clinical studies;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection for future product candidates;

•	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

•	successfully commercializing our products, if and when approved, whether alone or in collaboration with others.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
As of March 31, 2017 we had 92 employees. In connection with our May 2017 corporate restructuring plan, we committed to a reduction in our total workforce by approximately 30% percent to 65 employees. In the future we may expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.*
From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we initiated a corporate restructuring in May 2017 that we expect to result in a reduction in our workforce. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile. *
Since January 1, 2014, our closing stock price as reported on The NASDAQ Global Market has ranged from $1.05 to $22.08, through April 28, 2017. The trading price of our common stock is likely to continue to be volatile.

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
Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval. *
As of April 28, 2017, our executive officers, directors, 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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

Regulus Therapeutics Inc.
Date: May 4, 2017	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer Officer)

Date: May 4, 2017	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
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

10.1*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2017.

10.2*	Timothy Wright, Ph.D., Yearly Discretionary Base Salary Increase, effective January 1, 2017.

10.3*	Paul Grint, M.D., Yearly Discretionary Base Salary Increase, effective January 1, 2017.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
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