Form 10-Q
period 2017-06-30
Regulus Therapeutics Inc.
filed 2017-08-02
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
As of July 28, 2017, the registrant had 103,785,730 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,538	$14,941
Short-term investments	27,549	61,170
Contract and other receivables	690	1,657
Prepaid materials, net	6,149	5,552
Prepaid expenses and other current assets	3,018	4,154
Total current assets	49,944	87,474
Property and equipment, net	10,753	11,830
Intangibles, net	823	1,015
Other assets	340	342
Total assets	$61,860	$100,661
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,901	$5,840
Accrued liabilities	4,717	5,577
Accrued compensation	1,433	2,318
Current portion of deferred revenue	72	72
Total current liabilities	11,123	13,807
Term loan, less debt issuance costs	19,830	19,802
Deferred revenue, less current portion	1,957	1,993
Deferred rent, less current portion	8,672	8,840
Other long-term liabilities	283	144
Total liabilities	41,865	44,586
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 53,182,330 and 52,924,805 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	53	53
Additional paid-in capital	335,612	329,496
Accumulated other comprehensive loss	(88)	(123)
Accumulated deficit	(315,582)	(273,351)
Total stockholders’ equity	19,995	56,075
Total liabilities and stockholders’ equity	$61,860	$100,661
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$483	$36	$972
Total revenues	18	483	36	972
Operating expenses:
Research and development	14,278	18,007	30,030	34,772
General and administrative	7,057	3,664	11,016	8,767
Total operating expenses	21,335	21,671	41,046	43,539
Loss from operations	(21,317)	(21,188)	(41,010)	(42,567)
Other income (expense):
Interest and other income	184	180	398	372
Interest and other expense	(603)	(90)	(1,149)	(114)
Loss before income taxes	(21,736)	(21,098)	(41,761)	(42,309)
Income tax benefit	128	8	132	13
Net loss	$(21,608)	$(21,090)	$(41,629)	$(42,296)
Other comprehensive loss:
Unrealized gain on short-term investments, net	10	9	36	50
Comprehensive loss	$(21,598)	$(21,081)	$(41,593)	$(42,246)
Net loss per share, basic and diluted	$(0.41)	$(0.40)	$(0.78)	$(0.80)
Weighted average shares used to compute basic and diluted net loss per share	53,182,330	52,782,643	53,086,887	52,746,657
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(41,629)	$(42,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,357	928
Stock-based compensation	5,247	5,986
Amortization of premium on investments, net	181	359
Other	190	45
Change in operating assets and liabilities:
Contracts and other receivables	967	9,878
Prepaid materials	(597)	2,834
Prepaid expenses and other assets	1,106	(1,970)
Accounts payable	(907)	787
Accrued liabilities	(814)	(1,063)
Accrued compensation	(885)	(529)
Deferred revenue	(36)	(972)
Deferred rent and other liabilities	(187)	(262)
Net cash used in operating activities	(36,007)	(26,275)
Investing activities
Purchases of short-term investments	(4,453)	(30,231)
Sales and maturities of short-term investments	37,929	47,522
Purchases of property and equipment	(124)	(266)
Acquisition of intangibles	(16)	(34)
Net cash provided by investing activities	33,336	16,991
Financing activities
Proceeds from borrowing under term loan, net	—	19,819
Proceeds from issuance of common stock	265	363
Proceeds from exercise of common stock options	3	265
Principal payments on other long-term obligations	—	(83)
Net cash provided by financing activities	268	20,364
Net (decrease) increase in cash and cash equivalents	(2,403)	11,080
Cash and cash equivalents at beginning of period	14,941	15,960
Cash and cash equivalents at end of period	$12,538	$27,040
Supplemental disclosure of cash flow information
Net changes in restricted cash	$—	$(794)
Interest paid	$(946)	$(54)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$—	$6,545
Amounts accrued for property and equipment	$110	$221
Amounts accrued for patent expenditures	$—	$7
Unpaid debt issuance costs	$—	$38
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
In May 2017, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we committed to a reduction in our total workforce by approximately 30% percent, to approximately 65 employees. We completed the workforce reduction in June 2017. We recorded charges of approximately $3.2 million for employee severance and other related termination benefits, including $1.3 million in net adjustments to non-cash stock-based compensation. All payments associated with the corporate restructuring were paid in full as of June 30, 2017.
As of June 30, 2017, we had cash, cash equivalents and short-term investments of $40.1 million. We adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements - Going Concern, effective December 31, 2016. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
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

Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We periodically review these capitalized materials for indicators of impairment, including shelf life, continued alternative future use and obsolescence, and write down the asset to its net realizable value in the period it which it is identified. As of June 30, 2017 and December 31, 2016, our prepaid materials balance was $6.1 million, net of a $0.6 million reserve, and $5.6 million, net of a $0.6 million reserve, respectively.
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

The FASB issued supplemental adoption guidance and clarification to ASU No. 2014-09 in March 2016, April 2016 and May 2016 within ASU No. 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2014-09 and the related supplemental ASUs are effective for fiscal years beginning after December 15, 2017 and interim periods therein. The ASU permits two methods of adoption: the full retrospective method or the modified retrospective method. We plan to apply the modified retrospective method upon adoption in the first quarter of 2018 and currently do not anticipate that the adoption of this ASU will have a material impact with regard to our current contracts.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early application is permitted. Upon its adoption in 2018, we will include $1.3 million of restricted cash in our disclosed balance of cash and cash equivalents at the beginning of the period for 2016. We do not expect any additional impact on our financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of this guidance will have no impact on our financial statements unless we have modification accounting in accordance with Topic 718.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 2,140,111 and 2,869,643 shares attributable to common stock options for the three and six months ended June 30, 2017, respectively, compared to 3,055,143 and 2,639,630 shares attributable to common stock options for the same periods in 2016.
3. Investments
We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. As of June 30, 2017, our short-term investments had a weighted average maturity of less than one year.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2017
Corporate debt securities	1 or less	$21,264	$—	$(9)	$21,255
Certificates of deposit	1 or less	3,785	—	—	3,785
U.S. Treasury securities	1 or less	2,010	—	(1)	2,009
Debt securities of U.S. government-sponsored agencies	1 or less	500	—	—	500
Total		$27,559	$—	$(10)	$27,549

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2016
Corporate debt securities	2 or less	$49,185	$12	$(77)	$49,120
Certificates of deposit	1 or less	9,291	—	—	9,291
Commercial paper	1 or less	1,247	—	—	1,247
U.S. Treasury securities	1 or less	1,001	—	(1)	1,000
Debt securities of U.S. government-sponsored agencies	1 or less	512	—	—	512
Total		$61,236	$12	$(78)	$61,170
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair value as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,630	$10,630	$—	$—
Corporate debt securities	21,255	—	21,255	—
Certificates of deposit	3,785	—	3,785	—
U.S. treasury securities	2,009	—	2,009	—
Debt securities of U.S. government-sponsored agencies	500	—	500	—
	$38,179	$10,630	$27,549	$—

	Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,578	$13,578	$—	$—
Corporate debt securities	49,120	—	49,210	—
Certificates of deposit	9,291	—	9,291	—
Commercial paper	1,247	—	1,247	—
U.S. treasury securities	1,000	—	1,000	—
Debt securities of U.S. government-sponsored agencies	512	—	512	—
	$74,748	$13,578	$61,260	$—
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

We have the option to prepay all, but not less than all, of the borrowed amount, provided that we will be obligated to pay a prepayment fee equal to (i) 2% of the outstanding principal balance of the Term Loan if prepayment is made prior to the second anniversary of the funding date of the Term Loan, provided no prepayment fee would have been due in connection with a prepayment made on or prior to the first anniversary of the funding date of the Term Loan in connection with an acquisition of our company, or (ii) 1% of the Term Loan prepaid thereafter and prior to the Maturity Date. We will be required to make a final payment of 5.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of the Term Loan, or (iii) the prepayment of the Term Loan.

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement defines certain events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. No such events have occurred or are anticipated as of June 30, 2017.
As of June 30, 2017, we had $20.0 million outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of June 30, 2017, we were in compliance with all covenants under the Loan Agreement.

               Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2017	$—
2018	5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2017:

Common stock options outstanding	10,819,036
Common stock available for future grant under 2012 Equity Incentive Plan	917,027
Common stock available for future grant under 2015 Inducement Plan	23,126
Employee Stock Purchase Plan	1,844,527
Total common shares reserved for future issuance	13,603,716
The following table summarizes our stock option activity under all equity incentive plans for the six months ended June 30, 2017 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2016	8,931	$6.70
Granted	4,255	$1.44
Exercised	(8)	$0.38
Canceled/forfeited/expired	(2,359)	$5.86
Options outstanding at June 30, 2017	10,819	$4.82
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options
Risk-free interest rate	1.9%	1.5%	2.0%	1.4%
Volatility	89.5%	79.1%	89.4%	79.7%
Dividend yield	—	—	—	—
Expected term (years)	6.1	5.8	6.1	5.9
Performance stock options
Risk-free interest rate	—	0.4%	2.1%	1.4%
Volatility	—	78.5%	89.9%	79.3%
Dividend yield	—	—	—	—
Expected term (years)	0	5.5	5.6	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.9%	0.5%	0.8%	0.4%
Volatility	111.5%	82.6%	113.8%	81.0%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented, including the adjustments to stock-based compensation expense associated with our May 2017 corporate restructuring (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$650	$1,299	$1,758	$2,731
Research and development-restructuring related adjustments	(1,399)	—	(1,399)	—
General and administrative	935	939	2,209	3,255
General and administrative-restructuring related adjustments	2,679	—	2,679	—
Total	$2,865	$2,238	$5,247	$5,986

In connection with our May 2017 corporate restructuring, we recorded a reversal of stock-based compensation in research and development expenses of $1.4 million for each of the three and six months ended June 30, 2017, as a result of the cancellation of unvested stock options. We recorded additional stock-based compensation in general and administrative expenses of $2.7 million for each of the three and six months ended June 30, 2017, as a result of termination provisions within certain employment agreements.
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sanofi	$18	$18	$36	$36
AstraZeneca	—	465	—	936
Total	$18	$483	$36	$972

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of June 30, 2017, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2017, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately three years.
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
Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012. We determined the elements within the agreement should be treated as a single unit of accounting because the delivered element, the license, did not have stand-alone value. As a result, we recognized revenue related to the upfront payment on a straight-line basis over the period of performance, which was four years based on the term of the research and development plan which expired in August 2016.
In connection with the collaboration and license agreement and concurrently with our initial public offering, we sold AstraZeneca 6,250,000 shares of our common stock in a private placement at a price per share of $4.00. Under the terms of the Common Stock Purchase Agreement ("CSPA"), AstraZeneca could not sell, transfer, make any short sale of, or grant any option for the sale of any common stock for a 365-day period following the effective date of our initial public offering. The CSPA and collaboration and license agreement were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure a discount for lack of marketability, $4.3 million was attributed to the collaboration and license agreement. We recognized the $4.3 million into revenue ratably over the period of performance of the research and development plan under the collaboration, which expired in August 2016.
In March 2015, we earned a $2.5 million preclinical milestone and in December 2015, we earned a $10.0 million clinical milestone. We determined the milestones to be substantive and recognized revenue upon achievement of each milestone.
In June 2017, AstraZeneca delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) will revert back to us. In accordance with the Agreement, the termination will become effective in June 2018, 12 months following the date of delivery of the notice by AstraZeneca.
8. Related Party Transactions
We have entered into certain agreements with related parties in the ordinary course of business to license intellectual property and to procure research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for the three and six months ended June 30, 2017, respectively, compared to less than $0.1 million and $0.8 million for the same periods in 2016.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or six months ended June 30, 2017 and 2016.

9. Subsequent Events
In July 2017, we completed an underwritten public offering of 50,600,000 shares of common stock at an offering price of $0.91 per share. We received net proceeds from the offering of approximately $43.0 million after deducting underwriting discounts, commissions and other estimated offering expenses payable by us.
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

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic alliance partners, collaborators and other third parties;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	the expected benefits to be achieved from our May 2017 restructuring, including with respect to the expected reduction in our operating expenses and the extension of our cash runway;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced program, under our strategic alliance with Sanofi, is RG-012, an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease driven by genetic mutations, currently with no approved therapy available.
microRNAs are naturally occurring ribonucleic acid, or RNA, molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. Furthermore, many different infectious pathogens interact and bind to host microRNA to survive. To date, over 500 microRNAs have been identified in humans, each of which can bind to multiple messenger RNAs that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by modulating the translation and decay of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate the expression of multiple genes involved in the normal function of a biological pathway. Many pathogens, including viruses, bacteria and parasites, also use host microRNAs to regulate the cellular environment for survival. In some instances, the host microRNAs are essential for the replication and/or survival of the pathogen. For example, miR-122 is a microRNA expressed in human hepatocytes and is a key factor for the replication of the hepatitis C virus, or HCV.
We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•	microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;

•	microRNA therapeutics regulate disease pathways which may result in more effective treatment of complex multi-factorial diseases;

•	many human pathogens, including viruses, bacteria and parasites, use microRNAs (host and pathogen encoded) to enable their replication and suppression of host immune responses; and

•	microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.
We believe we have assembled the leading position in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We are using our microRNA expertise to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and address underlying disease. We believe microRNAs may play a critical role in complex disease and that targeting them with anti-miRs may become a source of a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies.

We believe that microRNA biomarkers may be used to select optimal patient segments in clinical trials and to monitor disease progression or relapse. We believe these microRNA biomarkers can be applied toward drugs that we develop and drugs developed by other companies with which we partner or collaborate. We have completed a research collaboration with Biogen Inc. focused on the discovery of microRNAs as biomarkers for multiple sclerosis and have also completed research for another leading, commercial-stage pharmaceutical company to explore microRNAs as biomarkers for specific patient populations. We also maintain several academic research collaborations focused on the identification of microRNAs as biomarkers in multiple disease areas.
Development Stage Pipeline

We currently have multiple programs in various stages of clinical and preclinical development.

RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability, and pharmacokinetics, or PK, of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, study in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In both Phase I studies, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. We also continue to enroll Alport syndrome patients in our global ATHENA natural history of disease study, which is designed to characterize the disease-related decline of renal function (as measured by established blood markers for renal function) in these patients over time. In mid-2017, we are planning to initiate HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled study evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study is also planned to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Data from the renal biopsy study is anticipated by year-end and interim data from HERA is anticipated mid-2018.

RGLS4326: In December 2016, we nominated RGLS4326 as a clinical candidate targeting microRNA-17 (miR-17) for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. IND-enabling toxicology, repeat pharmacology and manufacturing work have been completed as scheduled to support regulatory submissions as part of the investigational new drug, or IND, package. We anticipate filing an IND or foreign equivalent regulatory filing by the end of 2017.

RG-101: In June 2016, we received verbal notice from the U.S. Food and Drug Administration, or FDA, that our IND for RG-101 for the treatment of chronic HCV infection was placed on clinical hold. The FDA initiated the clinical hold after a second RG-101 treated patient experienced an SAE of jaundice. In December 2016, we submitted a complete response to the FDA’s initial request for information, which included identification of a potential mechanism of hyperbilirubinemia. We also submitted a proposal to mitigate this risk. In January 2017, we received written communication from the FDA that the clinical development program for RG-101 remained on clinical hold. The FDA requested the complete safety and efficacy data from on-going RG-101 clinical and preclinical studies before reconsidering the clinical hold. The FDA also requested additional expert review of liver safety data considering the proposed mechanism of hyperbilirubinemia. In June 2017, we announced our plan to discontinue clinical development of RG-101 upon completion of the follow-up phase of the remaining RG-101 clinical study, which occurred in July 2017. Comprehensive preclinical investigation and detailed analysis of clinical data from the RG-101 program have identified the direct inhibition of a hepatocyte conjugated bilirubin transporter as the likely mechanism for the cases of hyperbilirubinemia in the RG-101 program. We believe that a combination of factors, including inhibition of conjugated bilirubin transport by RG-101, impaired baseline bilirubin transport in HCV patients and the preferential uptake of RG-101 by hepatocytes contributed to this mechanism. Additional patient-specific contributing factors cannot be excluded. Applying the learnings from the RG-101 program, alternative compounds targeting miR-122 have been identified that maintain potent HCV antiviral activity while lacking inhibition of the bilirubin transporter. We believe these compounds have the potential for rapid clinical proof-of-concept of a novel, markedly shortened treatment regimen for HCV and will be considered for further development pending an updated global commercial market assessment for HCV.
RG-125(AZD4076): In June 2017, AstraZeneca delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) for the treatment of non-alcoholic steatohepatitis, or NASH, in Type 2 Diabetes/Pre-diabetes will revert to us. In accordance with the Agreement, the termination will become effective in June 2018, which is 12 months following the date of delivery of the notice by AstraZeneca.

RGLS5040: In November 2016, we nominated RGLS5040 as a clinical candidate targeting microRNA-27 (miR-27) for the treatment of cholestatic diseases. In June 2017, we discontinued development of RGLS5040 based on a positioning of the compound with respect to the competitive landscape coupled with the results from repeat pharmacology studies as part of IND-enabling work. We continue to work on developing therapeutics for genetic forms of cholestatic disease as part of our overall research activities targeting unmet diseases of the liver and kidney.

Preclinical Pipeline

A major focus of our preclinical research is targeting dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. Multiple microRNAs have been identified as being dysregulated in NASH and these are in the process of target validation including the evaluation of tool compounds in animal models of NASH. Profiling of primary tumor cells from glioblastoma multiforme, or GBM, a rapidly fatal form of brain cancer, has identified miR-10b as a microRNA target with the potential to inhibit tumor growth. We are investigating local and systemic delivery of anti-miR-10b oligonucleotides in preclinical models to evaluate potential for advancing this program to clinical testing in GBM. We also have early discovery programs investigating additional microRNA targets for infectious diseases.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.
In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with our existing strategic alliance with Sanofi or future strategic alliances for one or more of our programs we establish, if any. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or any strategic alliance partner. If Sanofi does not elect or otherwise agree to fund development costs for our RG-012 program for the treatment of Alport syndrome pursuant to our strategic alliance agreement, or if we or any potential future strategic alliance partner fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
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
To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the best known targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead clinical development program, RG-012 for the treatment of Alport syndrome, and preclinical pipeline.
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 49 and have spent a total of approximately $288.6 million in research and development expenses through June 30, 2017.

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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue under strategic alliances and collaborations	$18	$483	$36	$972
Research and development expenses	14,278	18,007	30,030	34,772
General and administrative expenses	7,057	3,664	11,016	8,767
Interest and other expenses	(603)	(90)	(1,149)	(114)
Revenue under strategic alliances and collaborations

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sanofi	$18	$18	$36	$36
AstraZeneca	—	465	—	936
Total revenues under strategic alliances and collaborations	$18	$483	$36	$972
Revenue under strategic alliances was less than $0.1 million for the three and six months ended June 30, 2017, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively. The reduction in revenue for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 is the result of the expiration of the AstraZeneca research and development plan under the collaboration in August 2016.
As of June 30, 2017, we had $2.0 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2017	% of total	Three months ended June 30, 2016	% of total	$	%
Research and development
Personnel and internal expenses	$6,138	43%	$6,155	34%	$(17)	—%
Third-party and outsourced expenses	8,340	58%	10,094	56%	(1,754)	(17)%
Non-cash stock-based compensation	(749)	(5)%	1,299	7%	(2,048)	(158)%
Depreciation	549	4%	459	3%	90	20%
Total research and development expenses	$14,278	100%	$18,007	100%	$(3,729)

					Increase (decrease)
	Six months ended June 30, 2017	% of total	Six months ended June 30, 2016	% of total	$	%
Research and development
Personnel and internal expenses	$12,701	42%	$11,496	33%	$1,205	10%
Third-party and outsourced expenses	15,827	53%	19,715	57%	(3,888)	(20)%
Non-cash stock-based compensation	359	1%	2,732	8%	(2,373)	(87)%
Depreciation	1,143	4%	829	2%	314	38%
Total research and development expenses	$30,030	100%	$34,772	100%	$(4,742)
Research and development expenses were $14.3 million and $30.0 million for the three and six months ended June 30, 2017, respectively, compared to $18.0 million and $34.8 million for the three and six months ended June 30, 2016, respectively. The aggregate decreases in research and development expenses for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 were driven in part by a $1.8 million and $3.9 million reduction in external development costs associated with the RG-101 program subsequent to the FDA clinical hold, in the respective periods. Additionally, non-cash stock-based compensation declined by $2.0 million and $2.4 million for the three and six months ended

June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively, as a result of our corporate restructuring initiated in May 2017. Reductions in research and development expenses were partially offset by personnel-related severance costs associated with our May 2017 corporate restructuring of $1.0 million in the three and six month periods ending June 30, 2017.
General and administrative expenses
General and administrative expenses were $7.1 million and $11.0 million for the three and six months ended June 30, 2017, respectively, compared to $3.7 million and $8.8 million for the three and six months ended June 30, 2016, respectively. The increases of $3.4 million and $2.2 million for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, respectively, were driven by non-recurring severance charges of $1.0 million and non-recurring, non-cash stock-based compensation charges of $2.7 million in connection with our corporate restructuring initiated in May 2017. The increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was partially offset by a reduction in non-severance related non-cash stock-based compensation of $1.0 million due to a reduction in grant date fair value of new option grants, versus the comparative period.
Interest and other expenses
Interest and other expenses were $0.6 million and $1.1 million for the three and six months ended June 30, 2017, compared to $0.1 million for each of the three and six months ended June 30, 2016. This increase was driven by interest charges associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2017, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $257.1 million from the sale of our equity and convertible debt securities (including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013 and $76.3 million in net proceeds from our public offering in November 2014) and $19.8 million in net proceeds from our June 2016 secured term loan.
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
As of June 30, 2017, we had cash, cash equivalents and marketable securities of $40.1 million. We adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern, effective December 31, 2016. In July 2017, we completed an underwritten public offering of our common stock and received net proceeds from the offering of approximately $43.0 million after deducting underwriting discounts, commissions and other estimated offering expenses payable by us. We believe our cash, cash equivalents and short-term investments as of June 30, 2017, together with the net proceeds we received from the public offering, will be sufficient to fund our operations for at least the next 12 months. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(36,007)	$(26,275)
Investing activities	33,336	16,991
Financing activities	268	20,364
Total	$(2,403)	$11,080

Operating activities
Net cash used in operating activities was $36.0 million for the six months ended June 30, 2017, compared to $26.3 million for the six months ended June 30, 2016. The increase in net cash used in operating activities was primarily attributable to changes in working capital, resulting in net cash used in operating activities of $1.4 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of $8.7 million for the six months ended June 30, 2016. Changes in working capital for the six months ending June 30, 2016 included the receipt of a $10.0 million milestone payment under our strategic alliance with AstraZeneca, which will terminate in June 2018.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $33.5 million for the six months ended June 30, 2017, compared to $17.3 million for the six months ended June 30, 2016.
Financing activities
Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2017, compared to $20.4 million for the six months ended June 30, 2016. The decrease in net cash provided by financing activities was attributable to $19.8 million in net proceeds received from borrowings under our secured term loan with Oxford in June 2016.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2017, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of June 30, 2017, the outstanding principal amount of the term loan was $20.0 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.
If a 10% change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on our interest expense as of that date.
ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions, or the Consolidation and Lead Plaintiff Motions. On June 2, 2017, the District Court took the Consolidation and Lead Plaintiff Motions under submission. We intend to vigorously defend this matter.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $21.6 million and $41.6 million for the three and six months ended June 30, 2017, respectively, compared to $21.1 million and $42.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $315.6 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our secured term loan from Oxford and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination will become effective on June 9, 2018, at which time AstraZeneca's rights to RG-125(AZD4076) will revert to us. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have initiated IND-enabling activities for RGLS4326. We have also initiated clinical development of RG-012, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
We may need to raise additional capital, which may not be available on acceptable terms, or at all. *
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical trials. We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. We believe our existing capital resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.
As we move RGLS4326 and any other future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, AstraZeneca recently terminated its development of RG-125(AZD4076). Upon the effective date of termination, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.
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
We have concentrated our therapeutic product research and development efforts on microRNA technology, and our future success depends on the successful development of this technology and products based on our microRNA product platform. Neither we, nor any other company, has received regulatory approval to market therapeutics targeting microRNAs. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not become profitable and the value of our common stock may decline.
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
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. *
Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our strategic alliance partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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

For example, in June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice. In July 2016, we received a formal clinical hold letter from the FDA requesting additional studies, expert opinion and detailed safety data analysis. In December 2016, we submitted a complete response to the FDA’s initial request for information, however, the FDA later informed us that the full clinical hold placed on our RG-101 clinical development program in June 2016 would remain in effect pending the FDA’s review of all requested data. We thereafter decided to discontinue clinical development of RG-101 upon completion of the one remaining clinical study since our evaluation of the clinical data from RG-101 led to the identification of a bilirubin transport mechanism as the likely cause for the cases of SAEs of jaundice. As a result, our progress in the development of this program was significantly slowed and the associated costs increased, potentially adversely affecting our business and causing a drop in our stock price.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon our strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs. *
We are likely to depend upon third party alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise these options to progress any of our microRNA development candidates. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

Specifically, with respect to termination rights, Sanofi may terminate the entire alliance or its current alliance target program for any or no reason upon 30 days’ written notice to us. The agreement with Sanofi may also be terminated by either party for material breach by the other party, including a failure to comply with such party’s diligence obligations that remains uncured after 120 days. Depending on the timing of any such termination, we may not be entitled to receive the option exercise fees or milestone payments, as these payments terminate with termination of the respective program or agreement. In June 2017, AstraZeneca provided notice to us of its election to terminate our collaboration and license agreement in its entirety, which termination will become effective in June 2018. Upon expiration of the termination period, AstraZeneca’s rights to RG-125(AZD4076) will revert to us. We will be responsible for any further development costs at that time.
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

•	product candidates subject to the Sanofi agreement, as applicable, may be terminated or significantly delayed;

•
our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by AstraZeneca or Sanofi, as applicable;

•
we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the AstraZeneca agreement or the Sanofi agreement, as applicable, including the reimbursement of third parties; for example, upon expiration of the AstraZeneca termination period, we will be responsible for any further costs of development. In addition, we may owe AstraZeneca certain consideration for use of any intellectual property generated by AstraZeneca; and

•
in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

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
RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES
The commercial success of our programs that are part of our strategic alliance agreements with Sanofi or others will depend in large part on the development and marketing efforts of our alliance partners. If our alliance partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed. *
If or when Sanofi elects to further pursue the development and commercialization of any of the microRNA product candidates that are subject to its strategic alliance agreement with us, we will have limited influence and/or control over their approaches to development and commercialization. If Sanofi or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi royalties on any product candidate that we may successfully commercialize.
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
The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors. *
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
Unless other formulations are developed in the future, we expect our compounds to be formulated in an injectable form. Injectable medications may be disfavored by patients or their physicians in the event drugs which are easy to administer, such as oral medications, are available. If a product is approved, but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, we may not generate sufficient revenues from such product and we may not become or remain profitable. For example, several new antivirals and antiviral combinations have been approved for the treatment of the Hepatitis C infection since we commenced our HCV program. Such increased competition may decrease any future potential revenue for future product candidates due to increasing pressure for lower pricing and higher discounts in the commercialization of our product.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues. *
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, in order to exercise our co-promotion rights with Sanofi with respect to our miR-21 and miR-221/222 programs, we would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out sales or co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.
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
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. *
Under our existing strategic alliance agreement, Sanofi will be responsible for the commercialization of current and any future product candidates developed under our programs. If any other product candidates that we develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
As of June 30, 2017 we had 63 employees. In connection with our May 2017 corporate restructuring plan, we committed to a reduction in our total workforce by approximately 30% percent to 65 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile. *
Since January 1, 2014, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.88 to $22.08, through July 28, 2017. The trading price of our common stock is likely to continue to be volatile.

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
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall. *
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Pursuant to our registration statements on Form S-3 which became effective in April 2014 and in April 2015, up to 1,272,000 shares held by certain of our stockholders remain available for resale thereunder. We may file additional registration statements in the future to provide for the further sale of shares of common stock by our stockholders. Any further sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
We may be unable to comply with the applicable continued listing requirements of The NASDAQ Global Market. *
Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although NASDAQ may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by NASDAQ. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by NASDAQ, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future. *
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our Chief Research & Development Officer, Timothy M. Wright, as a defendant. The plaintiffs seek unspecified monetary damages and other relief. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

Regulus Therapeutics Inc.
Date: August 1, 2017	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2017	By:	/s/ Daniel R. Chevallard
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

10.1*	Employment Agreement, effective June 22, 2017, by and between the Registrant and Mark Deeg, M.D., Ph.D.

10.2*	Joseph P. Hagan, Base Salary and Target Bonus Increase, effective May 4, 2017.

10.3*	Separation Agreement, dated May 24, 2017, by and between the Registrant and Paul C. Grint, M.D.

10.4*
Amended and Restated Employment Agreement, dated May 24, 2017, by and between the Registrant and Daniel R. Chevallard (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017).

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