Form 10-Q
period 2017-09-30
Regulus Therapeutics Inc.
filed 2017-11-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
As of November 3, 2017, the registrant had 103,955,147 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,222	$14,941
Short-term investments	51,148	61,170
Contract and other receivables	532	1,657
Prepaid materials, net	5,912	5,552
Prepaid expenses and other current assets	1,752	4,154
Total current assets	79,566	87,474
Property and equipment, net	10,172	11,830
Intangibles, net	802	1,015
Other assets	307	342
Total assets	$90,847	$100,661
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,229	$5,840
Accrued liabilities	4,770	5,577
Accrued compensation	1,687	2,318
Current portion of deferred revenue	72	72
Total current liabilities	11,758	13,807
Term loan, less debt issuance costs	19,845	19,802
Deferred revenue, less current portion	1,939	1,993
Deferred rent, less current portion	8,372	8,840
Other long-term liabilities	351	144
Total liabilities	42,265	44,586
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 103,955,147 and 52,924,805 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	104	53
Additional paid-in capital	379,992	329,496
Accumulated other comprehensive loss	(104)	(123)
Accumulated deficit	(331,410)	(273,351)
Total stockholders’ equity	48,582	56,075
Total liabilities and stockholders’ equity	$90,847	$100,661
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$204	$54	$1,176
Total revenues	18	204	54	1,176
Operating expenses:
Research and development	12,697	14,554	42,727	49,326
General and administrative	2,736	4,842	13,752	13,609
Total operating expenses	15,433	19,396	56,479	62,935
Loss from operations	(15,415)	(19,192)	(56,425)	(61,759)
Other income (expense):
Interest and other income	160	237	559	608
Interest and other expense	(580)	(560)	(1,730)	(674)
Loss before income taxes	(15,835)	(19,515)	(57,596)	(61,825)
Income tax benefit (expense)	7	(4)	139	9
Net loss	$(15,828)	$(19,519)	$(57,457)	$(61,816)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(16)	(30)	19	20
Comprehensive loss	$(15,844)	$(19,549)	$(57,438)	$(61,796)
Net loss per share, basic and diluted	$(0.18)	$(0.37)	$(0.88)	$(1.17)
Weighted average shares used to compute basic and diluted net loss per share	90,072,045	52,835,414	65,550,749	52,776,459
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(57,457)	$(61,816)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,942	1,589
Stock-based compensation	6,531	9,453
Amortization of premium on investments, net	271	525
Other	206	338
Change in operating assets and liabilities:
Contracts and other receivables	1,124	9,735
Prepaid materials	(360)	(1,329)
Prepaid expenses and other assets	2,405	(634)
Accounts payable	(579)	3,007
Accrued liabilities	(652)	(1,187)
Accrued compensation	(631)	(102)
Deferred revenue	(54)	(1,176)
Deferred rent and other liabilities	(418)	(178)
Net cash used in operating activities	(47,672)	(41,775)
Investing activities
Purchases of short-term investments	(48,539)	(60,716)
Sales and maturities of short-term investments	58,310	81,437
Purchases of property and equipment	(217)	(746)
Acquisition of intangibles	(16)	(48)
Net cash provided by investing activities	9,538	19,927
Financing activities
Proceeds from borrowing under term loan, net	—	19,768
Proceeds from issuance of common stock, net	43,411	641
Proceeds from exercise of common stock options	4	309
Principal payments on other long-term obligations	—	(124)
Net cash provided by financing activities	43,415	20,594
Net increase (decrease) in cash and cash equivalents	5,281	(1,254)
Cash and cash equivalents at beginning of period	14,941	15,960
Cash and cash equivalents at end of period	$20,222	$14,706
Supplemental disclosure of cash flow information
Net changes in restricted cash	$—	$(1,176)
Interest paid	$(1,444)	$(518)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$—	$6,653
Amounts accrued for property and equipment	$—	$14
Amounts accrued for patent expenditures	$—	$5
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
In May 2017, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we committed to a reduction in our total workforce by approximately 30% percent, to approximately 65 employees. We completed the workforce reduction in June 2017. We recorded charges of approximately $3.2 million for employee severance and other related termination benefits in the second quarter of 2017, including $1.3 million in net adjustments to non-cash stock-based compensation. All payments associated with the corporate restructuring were paid in full as of June 30, 2017.
As of September 30, 2017, we had cash, cash equivalents and short-term investments of $71.4 million under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements - Going Concern. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
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

Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which it is identified. As of September 30, 2017 and December 31, 2016, our net prepaid materials balance was $5.9 million and $5.6 million, respectively.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement, requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows and allows the Company to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. We applied this standard in the first quarter of 2017 using the modified retrospective method of adoption. In conjunction with this adoption, we made an accounting policy election to account for forfeitures as they occur.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 1,281,022 and 2,531,362 shares attributable to common stock options for the three and nine months ended September 30, 2017, respectively, compared to 3,131,911 and 3,762,952 shares attributable to common stock options for the same periods in 2016.
3. Investments
We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. As of September 30, 2017, our short-term investments had a weighted average maturity of less than two years.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2017
Corporate debt securities	1 or less	$38,736	$1	$(30)	$38,707
Certificates of deposit	2 or less	6,450	—	—	6,450
U.S. Treasury securities	2 or less	4,502	—	(6)	4,496
Debt securities of U.S. government-sponsored agencies	1 or less	1,497	—	(2)	1,495
Total		$51,185	$1	$(38)	$51,148

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2016
Corporate debt securities	2 or less	$49,185	$12	$(77)	$49,120
Certificates of deposit	1 or less	9,291	—	—	9,291
Commercial paper	1 or less	1,247	—	—	1,247
U.S. Treasury securities	1 or less	1,001	—	(1)	1,000
Debt securities of U.S. government-sponsored agencies	1 or less	512	—	—	512
Total		$61,236	$12	$(78)	$61,170
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair value as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,078	$18,078	$—	$—
Corporate debt securities	38,707	—	38,707	—
Certificates of deposit	6,450	—	6,450	—
U.S. treasury securities	4,496	—	4,496	—
Debt securities of U.S. government-sponsored agencies	1,495	—	1,495	—
	$69,226	$18,078	$51,148	$—

	Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,578	$13,578	$—	$—
Corporate debt securities	49,120	—	49,120	—
Certificates of deposit	9,291	—	9,291	—
Commercial paper	1,247	—	1,247	—
U.S. treasury securities	1,000	—	1,000	—
Debt securities of U.S. government-sponsored agencies	512	—	512	—
	$74,748	$13,578	$61,170	$—
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

We have the option to prepay all, but not less than all, of the borrowed amount, provided that we will be obligated to pay a prepayment fee equal to (i) 2% of the outstanding principal balance of the Term Loan if prepayment is made prior to the second anniversary of the funding date of the Term Loan, or (ii) 1% of the Term Loan prepaid thereafter and prior to the Maturity Date. We will be required to make a final payment of 5.5% of the principal balance outstanding, payable on the earlier of (i) the Maturity Date, (ii) acceleration of the Term Loan, or (iii) the prepayment of the Term Loan.

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement defines certain events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. No such events have occurred or are anticipated as of September 30, 2017.
As of September 30, 2017, we had $20.0 million outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of September 30, 2017, we were in compliance with all covenants under the Loan Agreement.

               Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2017	$—
2018	5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2017:

Common stock options outstanding	10,483,174
Common stock available for future grant under 2012 Equity Incentive Plan	1,240,667
Common stock available for future grant under 2015 Inducement Plan	41,948
Employee Stock Purchase Plan	1,675,110
Total common shares reserved for future issuance	13,440,899
The following table summarizes our stock option activity under all equity incentive plans for the nine months ended September 30, 2017 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2016	8,931	$6.70
Granted	4,523	$1.41
Exercised	(11)	$0.38
Canceled/forfeited/expired	(2,960)	$6.03
Options outstanding at September 30, 2017	10,483	$4.62
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options
Risk-free interest rate	1.9%	1.5%	2.0%	1.4%
Volatility	89.5%	80.0%	89.4%	79.9%
Dividend yield	—	—	—	—
Expected term (years)	6.1	5.7	6.1	5.9
Performance stock options
Risk-free interest rate	—	—	2.1%	1.4%
Volatility	—	—	89.9%	79.3%
Dividend yield	—	—	—	—
Expected term (years)	0	0	5.6	6.0
Employee stock purchase plan shares
Risk-free interest rate	1.0%	0.5%	0.8%	0.5%
Volatility	104.5%	94.5%	110.7%	85.4%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented, including the adjustments to stock-based compensation expense associated with our May 2017 corporate restructuring (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$653	$1,199	$2,411	$3,931
Research and development-restructuring related adjustments	—	—	(1,399)	—
General and administrative	631	2,268	2,840	5,522
General and administrative-restructuring related adjustments	—	—	2,679	—
Total	$1,284	$3,467	$6,531	$9,453

In connection with our May 2017 corporate restructuring we recorded a reversal of stock-based compensation in research and development expenses of $1.4 million as a result of the cancellation of unvested stock options. Additionally, we recorded additional stock-based compensation in general and administrative expenses of $2.7 million as a result of termination provisions within certain employment agreements. These amounts were recorded in the second quarter of 2017.
Public Offering
In July 2017, we completed an underwritten public offering of 50,600,000 shares of common stock at an offering price of $0.91 per share. We received net proceeds from the offering of $43.0 million after deducting underwriting discounts, commissions and other offering expenses payable by us.
7. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sanofi	$18	$18	$54	$54
AstraZeneca	—	186	—	1,122
Total	$18	$204	$54	$1,176

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of September 30, 2017, and will remain deferred until its application to a creditable transaction. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (formerly Aventis Holdings, Inc.) (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2017, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.2 million, which we are expecting to recognize over the remaining estimated period of performance of approximately two years.
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
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for the three and nine months ended September 30, 2017, respectively, compared to $0.2 million and $1.0 million for the same periods in 2016.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis Pharmaceuticals, Inc. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and

Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the three or nine months ended September 30, 2017 and 2016.
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

RG-012: In 2015, we completed a Phase I study to evaluate the safety, tolerability, and pharmacokinetics, or PK, of subcutaneous dosing of RG-012 in healthy volunteers. Forty healthy volunteer subjects were enrolled in this first-in-human, single ascending dose study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, study in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In both Phase I studies, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled study evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Data from the renal biopsy study is anticipated in the first quarter of 2018 and an interim analysis from HERA is anticipated to be performed in the third quarter of 2018. In connection with the initiation of HERA and the renal biopsy study, we will discontinue enrollment of additional Alport syndrome patients in our global ATHENA natural history of disease study.

RGLS4326: Recently, we filed an investigational new drug, or IND, package with the U.S. Food and Drug Administration, or FDA, for RGLS4326, targeting microRNA-17 (miR-17) for the treatment of autosomal dominant polycystic kidney disease, or ADPKD.

RG-101: In July 2017, we discontinued clinical development of RG-101 for the treatment of chronic HCV infection. Comprehensive preclinical investigation and detailed analysis of clinical data from the RG-101 program had identified the direct inhibition of a hepatocyte conjugated bilirubin transporter as the likely mechanism for the cases of hyperbilirubinemia in the RG-101 program. We believe that a combination of factors, including inhibition of conjugated bilirubin transport by RG-101, impaired baseline bilirubin transport in HCV patients and the preferential uptake of RG-101 by hepatocytes contributed to this mechanism. Additional patient-specific contributing factors cannot be excluded. Applying the learnings from the RG-101 program, alternative compounds targeting miR-122 have been identified that maintain potent HCV antiviral activity while lacking inhibition of the bilirubin transporter. We believe these compounds have the potential for rapid clinical proof-of-concept of a novel, markedly shortened treatment regimen for HCV and will be considered for further development.
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
Preclinical Pipeline

A major focus of our preclinical research is targeting dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. Multiple microRNAs have been identified as being dysregulated in NASH and these are in the process of target validation including the evaluation of tool compounds in animal models of NASH. Profiling of primary tumor cells from glioblastoma multiforme, or GBM, a rapidly fatal form of brain cancer, has identified miR-10b as a microRNA target with the potential to inhibit tumor growth. We are investigating local and systemic delivery of anti-miR-10b oligonucleotides in preclinical models to evaluate potential for advancing this program to clinical testing in GBM. We also have early discovery programs investigating additional microRNA targets for infectious diseases and indications for which there is microRNA dysregulation.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 48 and have spent a total of approximately $301.3 million in research and development expenses through September 30, 2017.

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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue under strategic alliances and collaborations	$18	$204	$54	$1,176
Research and development expenses	12,697	14,554	42,727	49,326
General and administrative expenses	2,736	4,842	13,752	13,609
Interest and other expenses, net	(420)	(323)	(1,171)	(66)

Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sanofi	$18	$18	$54	$54
AstraZeneca	—	186	—	1,122
Total revenues under strategic alliances and collaborations	$18	$204	$54	$1,176
Revenue under strategic alliances was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017, respectively, compared to $0.2 million and $1.2 million for the three and nine months ended September 30, 2016, respectively. The reduction in revenue for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was the result of the expiration of the AstraZeneca research and development plan under the collaboration in August 2016.
As of September 30, 2017, we had $2.0 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2017	% of total	Three months ended September 30, 2016	% of total	$	%
Research and development
Personnel and internal expenses	$4,530	36%	$6,469	44%	$(1,939)	(30)%
Third-party and outsourced expenses	7,046	55%	6,331	44%	715	11%
Non-cash stock-based compensation	653	5%	1,199	8%	(546)	(46)%
Depreciation	488	4%	555	4%	(67)	(12)%
Total research and development expenses	$12,717	100%	$14,554	100%	$(1,837)

					Increase (decrease)
	Nine months ended September 30, 2017	% of total	Nine months ended September 30, 2016	% of total	$	%
Research and development
Personnel and internal expenses	$17,231	40%	$17,964	36%	$(733)	(4)%
Third-party and outsourced expenses	22,873	54%	26,046	53%	(3,173)	(12)%
Non-cash stock-based compensation	1,012	2%	3,931	8%	(2,919)	(74)%
Depreciation	1,631	4%	1,385	3%	246	18%
Total research and development expenses	$42,747	100%	$49,326	100%	$(6,579)
Research and development expenses were $12.7 million and $42.7 million for the three and nine months ended September 30, 2017, respectively, compared to $14.6 million and $49.3 million for the three and nine months ended

September 30, 2016, respectively. The aggregate decrease in research and development expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was driven by a $1.9 million reduction in personnel and internal costs, primarily attributable to a reduction in costs subsequent to our May 2017 corporate restructuring. The aggregate decrease in research and development expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by a $3.2 million reduction in external development costs, primarily driven by the wind-down of clinical activities related to the RG-101 program subsequent to the FDA clinical hold. Additionally, non-cash stock-based compensation decreased by $2.9 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This decrease was driven by a $1.4 million reversal of stock-based compensation as a result of the cancellation of unvested stock options in connection with our May 2017 corporate restructuring, in addition to a reduction in grant date fair value, and resulting non-cash stock-based compensation expense, of stock options granted in 2017 versus the comparative period.
General and administrative expenses
General and administrative expenses were $2.7 million and $13.8 million for the three and nine months ended September 30, 2017, respectively, compared to $4.8 million and $13.6 million for the three and nine months ended September 30, 2016, respectively. The decrease of $2.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily driven by a reduction in non-cash stock-based compensation of $1.6 million, attributable to a reduction in grant date fair value, and resulting non-cash stock-based compensation expense, of stock options granted in 2017 versus the comparative period.
Interest and other expenses, net
Net interest and other expenses were $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, compared to $0.3 million and $0.1 million for the three and nine months ended September 30, 2016, respectively. The net increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by interest charges associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2017, we have received $85.1 million principally from upfront payments, research funding and preclinical milestones from our strategic alliances and collaborations, $300.1 million from the sale of our equity and convertible debt securities (including $70.0 million in net proceeds from our initial public offering and concurrent private placement of our common stock in October 2012, $45.8 million in net proceeds from our public offering in July 2013, $76.3 million in net proceeds from our public offering in November 2014 and $43.0 million in net proceeds from our public offering in July 2017) and $19.8 million in net proceeds from our June 2016 secured term loan.
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
As of September 30, 2017, we had cash, cash equivalents and marketable securities of $71.4 million. In July 2017, we completed an underwritten public offering of our common stock and received net proceeds from the offering of approximately $43.0 million after deducting underwriting discounts, commissions and other offering expenses payable by us. We believe our cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund our operations for at least the next 12 months. We have evaluated and concluded that there are no conditions or events, considered individually or in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.
The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(47,672)	$(41,775)
Investing activities	9,538	19,927
Financing activities	43,415	20,594
Total	$5,281	$(1,254)
Operating activities
Net cash used in operating activities was $47.7 million for the nine months ended September 30, 2017, compared to $41.8 million for the nine months ended September 30, 2016. The increase in net cash used in operating activities was primarily attributable to changes in working capital, resulting in net cash provided by operating activities of $0.9 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2016. Changes in working capital for the nine months ended September 30, 2016 included the receipt of a $10.0 million milestone payment under our strategic alliance with AstraZeneca.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $9.8 million for the nine months ended September 30, 2017, compared to $20.7 million for the nine months ended September 30, 2016.
Financing activities
Net cash provided by financing activities was $43.4 million for the nine months ended September 30, 2017, compared to $20.6 million for the nine months ended September 30, 2016. The increase in net cash provided by financing activities was primarily attributable to $43.0 million in net proceeds received from our public offering in July 2017. Net cash provided by financing activities for the nine months ending September 30, 2016 included $19.8 million in net proceeds received from borrowings under our secured term loan with Oxford in June 2016.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2017, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of September 30, 2017, the outstanding principal amount of the term loan was $20.0 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.
If a 10% change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on our interest expense as of that date.
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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions, or the Consolidation and Lead Plaintiff Motions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. We intend to vigorously defend this matter.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $15.8 million and $57.5 million for the three and nine months ended September 30, 2017, respectively, compared to $19.5 million and $61.8 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $331.4 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our secured term loan from Oxford and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination will become effective on June 9, 2018, at which time AstraZeneca's rights to RG-125(AZD4076) will revert to us. Under our agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframes that we expect, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have filed an IND package with the FDA for RGLS4326. We have also initiated clinical development of RG-012, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012, RGLS4326 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.
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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
As of September 30, 2017 we had 61 employees. In connection with our May 2017 corporate restructuring plan, we committed to a reduction in our total workforce by approximately 30% percent to 65 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.*
From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we initiated a corporate restructuring in May 2017 that resulted in a reduction in our workforce. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
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

RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile. *
Since January 1, 2014, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.83 to $22.08, through November 3, 2017. The trading price of our common stock is likely to continue to be volatile.

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

Regulus Therapeutics Inc.
Date: November 7, 2017	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)