Form 10-K
period 2017-12-31
Regulus Therapeutics Inc.
filed 2018-03-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐ ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $51.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2017 of $0.99 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 23, 2018 was 103,959,103.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than April 30, 2018.

REGULUS THERAPEUTICS INC.

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union and Switzerland. We use “microMarkers” as a service mark in the United States and other countries. We have registered this service mark in the United States. All other product and company names are trademarks of their respective companies.

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

•
the potential election of any strategic alliance or collaboration partner to pursue development and commercialization of any programs or product candidates that are subject to a collaboration with such partner;

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Item 1.	Business
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our two lead product candidates, RG-012 and RGLS4326, are currently in clinical development. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. In addition to these programs, we continue to develop a pipeline of preclinical drug product candidates.
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
RNA plays an essential role in the process used by cells to encode and translate genetic information from deoxyribonucleic acid, or DNA, to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by modulating the translation and decay of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate the expression of multiple genes involved in the normal function of a biological pathway. Many pathogens, including viruses, bacteria and parasites, also use host microRNAs to regulate the cellular environment for survival. In some instances, the host microRNAs are essential for the replication and/or survival of the pathogen. For example, miR-122 is a microRNA expressed in human hepatocytes and is a key factor for the replication of the hepatitis C virus, or HCV.
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

RG-012: In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled study evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In connection with the initiation of HERA and the renal biopsy study, we completed enrollment of additional Alport syndrome patients in our global ATHENA natural history of disease study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, study in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical studies to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. RG-012 has received orphan designation in both the United States and Europe.

RGLS4326: In December 2017, we initiated a Phase I randomized, double-blind, placebo-controlled, single ascending dose study designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of RGLS4326 administered subcutaneously in healthy volunteers. RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation, and preserved kidney function in mouse models of ADPKD.

RG-101: In July 2017, we discontinued clinical development of RG-101 for the treatment of chronic HCV infection. Comprehensive preclinical investigation and detailed analysis of clinical data from the RG-101 program identified the direct inhibition of a hepatocyte conjugated bilirubin transporter as the likely mechanism for the cases of hyperbilirubinemia in the RG-101 program. We believe that a combination of factors, including inhibition of conjugated bilirubin transport by RG-101, impaired baseline bilirubin transport in HCV patients and the preferential uptake of RG-101 by hepatocytes contributed to this mechanism. Additional patient-specific contributing factors cannot be excluded. Applying the learnings from the RG-101 program, alternative compounds targeting miR-122 have been identified that maintain potent HCV antiviral activity while lacking inhibition of the bilirubin transporter. We believe these compounds have the potential for rapid clinical proof-of-concept of a novel, markedly shortened treatment regimen for HCV and will be considered for further development.
RG-125(AZD4076): In June 2017, AstraZeneca AB, or AstraZeneca, delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) for the treatment of non-alcoholic steatohepatitis, or NASH, in Type 2 Diabetes/Pre-diabetes will revert to us. In accordance with the agreement, the termination will become effective in June 2018.
Preclinical Pipeline

A major focus of our preclinical research is targeting dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. For example, multiple microRNAs have been identified as being dysregulated in NASH and these are in the process of target validation including the evaluation of tool compounds in animal models of NASH. Profiling of primary tumor cells from glioblastoma multiforme, or GBM, a rapidly fatal form of brain cancer, has identified miR-10b as a microRNA target with the potential to inhibit tumor growth. We are investigating local and systemic delivery of anti-miR-10b oligonucleotides in preclinical models to evaluate potential for advancing this program to clinical testing in GBM. We also have early discovery programs investigating additional microRNA targets for infectious diseases, immunology and indications for which there is microRNA dysregulation or in disease settings where the host microRNAs are essential for the replication and/or survival of the pathogen.
Our microRNA product platform
We believe we are the leading company in the field of microRNA therapeutics and are uniquely positioned to leverage oligonucleotide technologies developed by us and our founding companies.
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

•	development expertise and financial resources provided by our strategic alliance; and

•	numerous academic collaborations that help us identify new microRNA targets and support our early stage discovery efforts.
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
Step 4 - Optimization of microRNA development candidates
We have developed a proprietary process that allows us to rapidly generate an optimized development candidate. Unlike traditional drug classes, such as small molecules, in which thousands of compounds must be screened to identify prospective leads, the fact that anti-miRs are complementary to (thereby pairing with) the target microRNA allows for a more efficient rational design process. The optimization process incorporates our extensive knowledge base around oligonucleotide chemistry and anti-miR design to efficiently synthesize a starting pool of rationally designed anti-miRs to be evaluated in a series of proven assays and models. We are able to enhance our anti-miRs for distribution in certain tissues, such as the liver and kidney, where the specific microRNA target is causing disease.
Our development candidates
We are developing single-stranded oligonucleotides, which are chemically synthesized chains of nucleotides that are complementary to (thereby pairing with) the target microRNA. We incorporate proprietary chemical modifications to enhance drug properties such as potency, stability and tissue distribution. We refer to these chemically modified oligonucleotides as anti-miRs. Each anti-miR is designed to bind with and inhibit a specific microRNA target that is up-regulated in a cell and that is involved in the disease state. In binding to the microRNA, anti-miRs correct the dysregulation and return diseased cells to their healthy state. We have demonstrated the therapeutic benefit of inhibiting microRNA-122 in humans with RG-101 in HCV patients. In addition to these human proof-of-concept results, we have demonstrated therapeutic benefits of our anti-miRs in over 20 different preclinical models of human diseases.
We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic alliance partner to optimize anti-miR development candidates. We intend to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we may seek to secure partners with requisite expertise and resources.

Our Pipeline

INDICATION (target)	TARGET ORGAN	COMPOUND	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
Alport Syndrome – (miR-21) * *Orphan Disease*	Kidney	RG-012	Partner: Sanofi			
ADPKD – (miR-17)	Kidney	RGLS4326				
Cholestatic Diseases (undisclosed targets)	Liver					
HCV – (miR-122)	Liver					
NASH – (undisclosed targets)	Liver					
Glioblastoma Multiforme – (miR-10b)	CNS

*Sanofi will have the exclusive option, exercisable after proof-of-concept, to take over further development and commercialization of these programs. At this stage, we will have the option to co-promote any microRNA therapeutic product in the United States.
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
Our strategy has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•
In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock. Under the terms of our extended alliance, Sanofi has opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma, or HCC, and kidney fibrosis, and our preclinical programs targeting miR-221/222 for oncology indications, each of which is being led by us. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under these programs and potentially commercial milestone payments. We also continue to be eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and have the right to co-promote these products. For additional information, see Note 5 to our financial statements under Item 8 of Part II of this Annual Report.

•
In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. In March 2015, we and AstraZeneca nominated RG-125(AZD4076), a GalNAc-conjugated anti-miR 103/107 oligonucleotide that has been shown to improve insulin sensitivity and glucose tolerance in animal models as a clinical development candidate in NAFLD in patients with type 2 diabetes/pre-diabetes. In December 2015, AstraZeneca commenced the first-in-human dosing of RG-125(AZD4076) in healthy volunteers and commenced dosing patients in a Phase IIa clinical trial in the third quarter of 2016. In June 2017, AstraZeneca informed us that it intends to terminate the clinical development program for AZD4076(RG-125) for the treatment of NASH in Type 2 Diabetes/Pre-diabetes. Pursuant to the terms of our collaboration and license agreement with AstraZeneca, AstraZeneca's rights with respect to AZD4076(RG-125) will revert to us when the termination becomes effective in June 2018.  For additional information, see Note 5 to our financial statements under Item 8 of Part II of this Annual Report.

Under our collaboration and license agreement with Sanofi, we are eligible to receive up to approximately $430.3 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics, in addition to royalties on net sales for the programs contemplated by the agreement. These payments include up to $105.3 million upon achievement of preclinical and investigational new drug, or IND, milestones, up to $25.0 million upon achievement of clinical development milestones, up to $180.0 million upon achievement of regulatory milestones and up to $120.0 million upon achievement of commercialization milestones.
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
Our Technology Licenses
Max-Planck
Prior to 2011, our access to the Tuschl 3 patents was derived from agreements between Max-Planck and our founding companies, Alnylam and Ionis, for exclusive use in microRNA therapeutics. In April 2011, we entered into a direct, co-

exclusive license with Max-Planck. The license provides to us, Alnylam and Ionis, co-exclusively, access to the Tuschl 3 patents for therapeutic use. Max-Planck retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.
Under the terms of the license, we are permitted to sublicense our rights outright or as part of an alliance. The license requires that we use commercially reasonable diligence in developing and commercializing a product. In order to secure the license, we made an upfront payment of $400,000 to Max-Planck. We will be required to make payments based upon the initiation of clinical trials and/or product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage. In 2015, we made a $50,000 payment related to the initiation of the Phase I study of RG-012 and a $150,000 payment related to initiation of the Phase II clinical trial for RG-101. In 2017, we made a $150,000 payment related to the initiation of the Phase II clinical trial for RG-012. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us or one of our strategic alliance partners. The percentage is in the low single digits, with the exact percentage depending upon whether the licensed product incorporates intellectual property covered by a Tuschl 3 patent that is still a pending application or, alternatively, an issued patent, and also upon the volume of annual sales. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.
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
In addition, we will be required to pay the University of Würzburg milestone payments of up to an aggregate of €1.8 million, based upon achievement of specified clinical and regulatory events. In 2015, we made a €200,000 payment related to the initiation of the Phase I study of RG-012. In 2017, we made a €200,000 payment related to the initiation of the Phase II study of RG-012. In the event we initiate a Phase II clinical trial for another indication with the same licensed product, we will be required to pay 50% of the milestone payments applicable to such milestone events. These milestone events are also tied to the due dates set forth in the commercialization plan but may be extended by delays caused by scientific challenges, regulatory requirements or other circumstances outside of our control. We must request an extension in writing explaining the cause for the delay and proposing new due dates. The University of Würzburg may accept the revised dates or reject them, in which case an arbitrator will set the revised dates.
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
As a license issuance fee, we paid ETH Zürich CHF 20,000. We must make annual license maintenance payments during the term of the agreement. Patent prosecution costs paid by us are creditable against maintenance payments due the same calendar year, and maintenance payments are creditable against royalty payments made in the same year. We will be required to pay ETH Zürich milestone payments of up to an aggregate of CHF 1.7 million, based on achievement of specified clinical and regulatory events. In 2016, we paid ETH Zurich CHF 100,000 as a result of AstraZeneca's first patient dosing in a first-in-human Phase I clinical study of RG-125(AZD4076). In 2017, we paid ETH Zurich CHF 200,000 as a result of AstraZeneca’s first patient dosing in a Phase IIa clinical study of RG-125(AZD4076). Upon commercialization of a product, we will be required to pay ETH Zürich a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2017, 2016 and 2015.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and

Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2017.
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
Research and Development Expenses
In 2017, 2016 and 2015, research and development expenses were $53.2 million, $64.3 million and $56.4 million, respectively.
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
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. For example, our RG-012 drug candidate to treat Alport syndrome has received orphan drug designation in both the United States and Europe. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
If our operations are found to be in violation of any of the federal and state healthcare laws or regulations described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, disgorgement, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. As a result, there is significant uncertainty regarding future healthcare reform and its impact on our operations.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing

Pharmaceutical Coverage, Pricing, and Reimbursement
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
Employees
As of December 31, 2017, we had 63 employees. Of these employees, 49 employees are engaged in research and development activities and 14 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.

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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $71.9 million, $81.8 million and $55.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $345.9 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our secured term loan from Oxford Finance, LLC, or Oxford, and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframe that we estimate, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination will become effective on June 9, 2018, at which time AstraZeneca's rights to RG-125(AZD4076) will revert to us. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have recently initiated clinical development of RGLS4326 for the treatment of ADPKD. We have also initiated clinical development of RG-012, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
We will need to raise additional capital, which may not be available on acceptable terms, or at all.
This Annual Report on Form 10-K for the year ended December 31, 2017 includes disclosures regarding management’s assessment of our ability to continue as a going concern and a report from our independent registered public accounting firm that includes an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all.
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012, RGLS4326 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, in June 2017, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, in June 2018, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of any future product candidates;

•	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•
dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves;

•	pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or

•	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results and prospects.
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the loan agreement, Oxford provided us with a term loan of $20.0 million. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the loan agreement. Amounts outstanding under the loan agreement mature on June 1, 2020 and will be interest-only through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. Payments under the loan agreement could result in a significant reduction of our working capital.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize microRNA therapeutics. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our research methodology or that of any strategic alliance partner may be unsuccessful in identifying potential product candidates;

•	potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; or

•	our current or future strategic alliance partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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
Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or a strategic alliance partner must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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

For example, in June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice, which ultimately led to our identification of a bilirubin transport mechanism as the likely cause for the cases of SAEs of jaundice and our decision to discontinue clinical development of RG-101.
If we or our current or future strategic alliance partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or our current or future strategic alliance partners may:

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
Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with a strategic alliance partner, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.
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
If AEs are observed in any clinical trials of our product candidates, including those that a strategic alliance partner may develop under an agreement with us, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.
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

Any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future products and impair our ability to generate revenues from the commercialization of these products either on our own or with a strategic alliance partner.
Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.
Neither we nor any strategic alliance partner can commercialize a product until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee recommends restrictions on approval or recommends non-approval. In addition, we or a strategic alliance partner may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.
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
Because we have limited financial and human resources, we intend to leverage our existing strategic alliance agreement with Sanofi and may enter into new strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as HCC, fibrosis and HCV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We will depend upon strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.
We are likely to depend upon third party strategic alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise these options to progress any of our microRNA development candidates. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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
As of December 31, 2017 we had 63 employees. In connection with our May 2017 corporate restructuring plan, we reduced our total workforce by approximately 30%. In the future we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
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
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For example, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. As a result, there is significant uncertainty regarding future healthcare reform and its impact on our operations.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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
Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.
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
Since January 1, 2015, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.83 to $21.13, through February 23, 2018. The trading price of our common stock is likely to continue to be volatile.

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
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. As of December 31, 2017, we have lost our status as an “emerging growth company” and therefore we have been required to implement many of these requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives.

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
Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.
From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services are transferred to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018 and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to accumulated deficit as of that date.
Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue, our operating results could be significantly affected.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Substantially all of our outstanding shares of common stock are available for public sale, subject in some cases to volume and other limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or the market perceives that such sales may occur, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders.
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
In addition, we previously adopted an Inducement Plan in 2015 (the “Inducement Plan”) pursuant to which our management had the ability to grant stock options exercisable for up to an aggregate of 1,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
We may be unable to comply with the applicable continued listing requirements of The NASDAQ Global Market.
Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. For example, in December we received a letter from The NASDAQ Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Global Market pursuant to listing rules, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. On January 10, 2018, we were notified by The NASDAQ Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with NASDAQ listing rules. There can be no assurance the we will continue to be able to comply with the applicable listing standards. Although NASDAQ may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by NASDAQ. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by NASDAQ, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $265.8 million and $146.3 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2030 and 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 3.        Legal Proceedings
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions, or the Consolidation and Lead Plaintiff Motions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. We intend to vigorously defend this matter.
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

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter	$8.88	$5.14
Second Quarter	$8.90	$2.44
Third Quarter	$4.25	$2.88
Fourth Quarter	$3.65	$2.13

Year Ended December 31, 2017:
First Quarter	$2.60	$0.94
Second Quarter	$1.95	$0.86
Third Quarter	$1.44	$0.79
Fourth Quarter	$1.52	$0.85
Holders of Record
As of February 23, 2018, there were approximately 6 holders of record of our common stock.
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
Performance Graph
The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2012. The comparisons in the graph have been included in this Annual Report pursuant to SEC rules and are not intended to forecast or be indicative of possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.        Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2017 and 2016 and the related statements of operations for each of the years ended December 31, 2017, 2016 and 2015 and related notes appearing elsewhere in this Annual Report. The balance sheet data as of December 31, 2015, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014 and 2013 are derived from our audited financial statements that are not included in this Annual Report. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except per share data.

	Year ended December 31,
Statement of operations data	2017	2016	2015	2014	2013
Revenue under strategic alliances and collaborations	$72	$1,194	$20,759	$7,669	$19,569
Loss from operations	(70,131)	(81,502)	(54,758)	(44,910)	(17,802)
Net loss	$(71,905)	$(81,836)	$(55,748)	$(56,680)	$(18,668)
Net loss per share, basic and diluted	$(0.96)	$(1.55)	$(1.08)	$1.29	$(0.49)

	As of December 31,
Balance sheet data	2017	2016	2015		2014	2013
Cash, cash equivalents and short-term investments	$60,074	$76,111	$115,319	*	$159,743	$114,005
Working capital	34,136	73,667	121,626		129,759	106,812
Total assets	77,809	100,661	141,083		171,480	123,065
Term loan	19,859	19,802	—		—	—
Convertible note payable, at fair value	—	—	—		23,397	11,279
Accumulated deficit	(345,858)	(273,351)	(191,515)		(135,767)	(79,087)
Total stockholders’ equity	35,216	56,075	124,078		132,014	93,457
*Includes $1.3 million of restricted cash as of December 31, 2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam and Ionis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our two lead product candidates, RG-012 and RGLS4326, are currently in clinical development. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. RGLS4326 is an anti-miR targeting miR-17 for the treatment of ADPKD. In addition to these programs, we are also developing a pipeline of preclinical drug product candidates.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.

In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our current or future strategic alliance partners do not elect or otherwise agree to fund our development costs pursuant to our current or future strategic alliance agreement, or we or our strategic alliance partner fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 49 and, since our inception, have spent a total of approximately $311.7 million in research and development expenses through December 31, 2017.
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
General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax and legal services, some of which are incurred as a result of being a publicly-traded company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These costs will likely include legal fees, Sarbanes-Oxley Act compliance and other accounting fees and directors’ and officers’ liability insurance premiums.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, CROs and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within “The Business, Basis of Presentation and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Revenue under strategic alliances and collaborations	$72	$1,194
Research and development expenses	53,192	64,305
General and administrative expenses	17,011	18,391
Interest and other expenses, net	(1,971)	(338)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2017	2016
Sanofi	$72	$72
AstraZeneca	—	1,122
Total revenues under strategic alliances and collaborations	$72	$1,194

Revenue under strategic alliances and collaborations was $0.1 million for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. Revenue under the AstraZeneca collaboration and license agreement decreased to zero for the year ended December 31, 2017 compared to $1.1 million for the year ended December 31, 2016 as a result of our research period ending in August 2016. As of December 31, 2017, we had approximately $2.0 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2017	% of total	2016	% of total	$	%
Research and development
Personnel and internal expenses	$20,998	39%	$24,452	38%	$(3,454)	(14)%
Third-party and outsourced expenses	28,615	53%	32,430	50%	(3,815)	(12)%
Non-cash stock-based compensation	1,464	3%	5,458	8%	(3,994)	(73)%
Depreciation	2,115	5%	1,965	4%	150	8%
Total research and development expenses	$53,192	100%	$64,305	100%	$(11,113)	(17)%

Research and development expenses decreased by $11.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was primarily the result of a reduction in costs subsequent to our May 2017 corporate restructuring. Specifically, reductions in research and development expense were driven by the following: external development costs decreased by $3.8 million, primarily driven by the wind-down of clinical activities related to the RG-101 program subsequent to the FDA clinical hold. Personnel and internal costs decreased by $3.5 million, primarily attributable to the reduction in headcount subsequent to our May 2017 corporate restructuring. Non-cash stock-based compensation decreased by $4.0 million, primarily attributable to the year-over-year decrease in grant date fair value, driven by the change in our stock price.

General and administrative expenses
General and administrative expenses were $17.0 million for the year ended December 31, 2017 compared to $18.4 million for the year ended December 31, 2016. This change was primarily driven by a decrease in non-cash stock-based compensation of $1.2 million, attributable to a reduction in grant date fair value, and resulting non-cash stock-based compensation expense, of stock options granted in 2017 versus the comparative period.
Interest and other expenses, net
Net interest and other expenses were $2.0 million for the year ended December 31, 2017 compared to $0.3 million for the year ended December 31, 2016. This increase was primarily driven by interest expense associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.

Comparison of the years ended December 31, 2016 and 2015
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,
	2016	2015
Revenue under strategic alliances and collaborations	$1,194	$20,759
Research and development expenses	64,305	56,387
General and administrative expenses	18,391	19,130
Interest and other (expenses) income, net	(338)	803
Loss from change in valuation of convertible note payable	—	(1,811)

Revenue under strategic alliances and collaborations
The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2016	2015
AstraZeneca	$1,122	$18,871
Sanofi	72	71
Biogen	—	1,817
Total revenues under strategic alliances and collaborations	$1,194	$20,759

Revenue under strategic alliances and collaborations was $1.2 million for the year ended December 31, 2016 compared to $20.8 million for the year ended December 31, 2015.
Revenue under the AstraZeneca collaboration and license agreement decreased to $1.1 million for the year ended December 31, 2016 compared to $18.9 million for the year ended December 31, 2015 due to milestones earned in 2015 of $12.5 million in connection with the preclinical and clinical advancement of RG-125(AZD4076). Additionally, in January 2015, we and AstraZeneca entered into a letter agreement pursuant to which we agreed to perform additional research and development activities and to provide manufacturing support for RG-125(AZD4076). Revenue of $4.5 million was recognized under the letter agreement for the year ended December 31, 2015. As of December 31, 2015, our obligations under the letter agreement were complete.
Revenue recognized from our agreement with Biogen decreased to zero for the year ended December 31, 2016 as a result of our performance obligation ending in September 2015. In January 2015, May 2015 and September 2015, we earned research milestone payments under the August 2014 collaboration and license agreement of $0.1 million, $0.3 million, and $0.3 million, respectively.
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

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2016	% of total	2015	% of total	$	%
Research and development
Personnel and internal expenses	$24,452	38%	$20,629	37%	$3,823	19%
Third-party and outsourced expenses	32,430	50%	26,207	46%	6,223	24%
Non-cash stock-based compensation	5,458	8%	8,075	14%	(2,617)	(32)%
Depreciation	1,965	4%	1,476	3%	489	33%
Total research and development expenses	$64,305	100%	$56,387	100%	$7,918	14%

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
Interest and other expense, net
Net interest and other expenses were $0.3 million for the year ended December 31, 2016 compared to net interest and other income of $0.8 million for the year ended December 31, 2015. This increase was driven by interest expense associated with our outstanding $20.0 million secured term loan from Oxford, which we borrowed in June 2016.
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
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through December 31, 2017, we have received $85.1 million principally from upfront payments, research funding and preclinical and clinical milestones from our strategic alliances and collaborations, $300.1 million from the sale of our equity and convertible debt securities and $19.8 million in net proceeds from our June 2016 secured term loan. As of December 31, 2017, we had approximately $60.1 million in cash, cash equivalents and short-term investments.
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.
If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the achievement of milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our term loan with Oxford.
The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(58,773)	$(56,882)	$(49,859)
Investing activities	13,936	35,311	21,475
Financing activities	43,415	20,552	7,017
Total	$(1,422)	$(1,019)	$(21,367)
Operating activities
Net cash used in operating activities increased to $58.8 million for the year ended December 31, 2017, compared to $56.9 million and $49.9 million for the years ended December 31, 2016 and December 31, 2015, respectively. Net cash used in operating activities were primarily attributable to net losses of $71.9 million, $81.8 million and $55.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Adjustments for non-cash charges, including stock-based compensation, decreased to $11.1 million for the year ended December 31, 2017, compared to $16.9 million and $20.3 million for the years ended December 31, 2016 and 2015, respectively. Changes in working capital resulted in net cash provided by operating activities of $2.0 million and $8.1 million for the years ended December 31, 2017 and 2016, respectively, and net cash used in operating activities of $14.5 million for the year ended December 31, 2015. The change for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily driven by the receipt of a $10.0 million milestone payment under our strategic alliance with AstraZeneca in the first quarter of 2016. There were no milestones earned or milestone payments received for the year ended December 31, 2017.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. We invest cash in excess of our immediate operating requirements with staggered investment duration or maturity to optimize our return on investment, while satisfying our liquidity needs. Net sales and maturities of investments was $14.3 million, $36.3 million and $22.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used for purchases of property and equipment was $0.3 million, $0.9 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Financing activities
Net cash provided by financing activities was $43.4 million, $20.6 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, financing activities included $43.0 million in net proceeds received from our public offering in July 2017. In 2016, financing activities included net proceeds from borrowings under a term loan of $19.8 million. In 2015, financing activities included proceeds from the exercise of common stock options of $6.7 million.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease obligations relating to facility	$17,670	$2,576	$5,387	$5,716	$3,991
Outstanding secured term loan	20,000	5,000	15,000	—	—
Annual maintenance fees for license agreements	490	63	125	125	177
Total	$38,160	$7,639	$20,512	$5,841	$4,168
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of December 31, 2017, the outstanding principal amount of the term loan was $20.0 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Regulus Therapeutics Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated March 7, 2018 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
San Diego, California
March 7, 2018

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$13,519	$14,941
Short-term investments	46,555	61,170
Contract and other receivables	373	1,657
Prepaid materials, net	4,783	5,552
Prepaid expenses and other current assets	1,506	4,154
Total current assets	66,736	87,474
Property and equipment, net	9,708	11,830
Intangibles, net	775	1,015
Other assets	590	342
Total assets	$77,809	$100,661
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,743	$5,840
Accrued liabilities	4,941	5,577
Accrued compensation	1,985	2,318
Current portion of term loan, less debt issuance costs	19,859	—
Current portion of deferred revenue	72	72
Total current liabilities	32,600	13,807
Term loan, less current portion and debt issuance costs	—	19,802
Deferred revenue, less current portion	1,921	1,993
Deferred rent, less current portion	8,072	8,840
Other long-term liabilities	—	144
Total liabilities	42,593	44,586
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 103,955,147 and 52,924,805 shares issued and outstanding at December 31, 2017 and 2016, respectively	104	53
Additional paid-in capital	381,104	329,496
Accumulated other comprehensive loss	(134)	(123)
Accumulated deficit	(345,858)	(273,351)
Total stockholders’ equity	35,216	56,075
Total liabilities and stockholders’ equity	$77,809	$100,661
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2017	2016	2015
Revenues:
Revenue under strategic alliances and collaborations	$72	$1,194	$20,759
Total revenues	72	1,194	20,759
Operating expenses:
Research and development	53,192	64,305	56,387
General and administrative	17,011	18,391	19,130
Total operating expenses	70,203	82,696	75,517
Loss from operations	(70,131)	(81,502)	(54,758)
Other income (expense):
Interest and other income	752	844	855
Interest and other expense	(2,723)	(1,182)	(52)
Loss from valuation of convertible note payable	—	—	(1,811)
Loss before income taxes	(72,102)	(81,840)	(55,766)
Income tax benefit	197	4	18
Net loss	$(71,905)	$(81,836)	$(55,748)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	(11)	10	64
Comprehensive loss	$(71,916)	$(81,826)	$(55,684)
Net loss per share, basic and diluted	$(0.96)	$(1.55)	$(1.08)
Weighted average shares used to compute basic and diluted net loss per share	75,230,762	52,813,474	51,411,353
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2014	48,944,530	$49	$267,929	$(197)	$(135,767)	$132,014
Issuance of common stock upon exercise of options	2,298,618	2	6,678	—	—	6,680
Stock-based compensation expense	—	—	15,368	—	—	15,368
Issuance of common stock under Employee Stock Purchase Plan	69,380	—	492	—	—	492
Conversion of convertible note payable into common stock	1,356,738	2	25,206	—	—	25,208
Unrealized gain on short-term investments	—	—	—	64	—	64
Net loss	—	—	—	—	(55,748)	(55,748)
Balance at December 31, 2015	52,669,266	$53	$315,673	$(133)	$(191,515)	$124,078
Issuance of common stock upon exercise of options	89,855	—	310	—	—	310
Stock-based compensation expense	—	—	12,872	—	—	12,872
Issuance of common stock under Employee Stock Purchase Plan	165,684	—	641	—	—	641
Unrealized gain on short-term investments	—	—	—	10	—	10
Net loss	—	—	—	—	(81,836)	(81,836)
Balance at December 31, 2016	52,924,805	$53	$329,496	$(123)	$(273,351)	$56,075
Issuance of common stock upon exercise of options	11,000	—	4	—	—	4
Stock-based compensation expense	—	—	7,642	—	—	7,642
Issuance of common stock under Employee Stock Purchase Plan	419,342	—	419	—	—	419
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Issuance of common stock, net of $292 of offering costs	50,600,000	51	42,941	—	—	42,992
Cumulative effect of accounting change	—	—	602	—	(602)	—
Net loss	—	—	—	—	(71,905)	(71,905)
Balance at December 31, 2017	103,955,147	$104	$381,104	$(134)	$(345,858)	$35,216
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(71,905)	$(81,836)	$(55,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,524	2,276	1,591
Loss from valuation of convertible note payable	—	—	1,811
Stock-based compensation	7,642	12,872	15,368
Amortization of premium on investments, net	349	666	1,472
Other	600	1,043	98
Change in operating assets and liabilities:
Contracts and other receivables	1,284	8,364	(9,746)
Prepaid materials	394	(616)	(3,460)
Prepaid expenses and other assets	2,369	(778)	(683)
Accounts payable	(65)	3,123	529
Accrued liabilities	(492)	(871)	2,094
Accrued compensation	(333)	(74)	284
Deferred revenue	(72)	(1,194)	(3,090)
Deferred rent and other liabilities	(1,068)	143	(379)
Net cash used in operating activities	(58,773)	(56,882)	(49,859)
Investing activities
Purchases of short-term investments	(55,686)	(65,110)	(78,401)
Sales and maturities of short-term investments	69,941	101,387	101,306
Purchases of property and equipment	(303)	(913)	(1,363)
Acquisition of intangibles	(16)	(53)	(67)
Net cash provided by investing activities	13,936	35,311	21,475
Financing activities
Proceeds from issuance of common stock, net	43,411	641	492
Proceeds from borrowing under term loan, net	—	19,768	—
Proceeds from exercise of common stock options	4	310	6,680
Principal payments on other long-term obligations	—	(167)	(155)
Net cash provided by financing activities	43,415	20,552	7,017
Net decrease in cash and cash equivalents	(1,422)	(1,019)	(21,367)
Cash and cash equivalents at beginning of period	14,941	15,960	37,327
Cash and cash equivalents at end of period	$13,519	$14,941	$15,960
Supplemental disclosure of cash flow information
Net changes in restricted cash	$—	$(1,256)	$1,256
Interest paid	$(1,944)	$(981)	$(27)
Income taxes paid	$(1)	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$—	$6,653	$1,656
Amounts accrued for property and equipment	$11	$292	$223
Amounts accrued for patent expenditures	$—	$—	$28

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
1. The Business, Basis of Presentation and Summary of Significant Accounting Policies

We are a biopharmaceutical company focused on discovering and developing first-in-class drugs that target microRNAs to treat a broad range of diseases. We were formed in 2007 when Alnylam and Ionis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Regulus Therapeutics Inc. was converted to a Delaware corporation on January 2, 2009. As used in this report, unless the context suggests otherwise, “the Company,” “our,” “us” and “we” means Regulus Therapeutics Inc.

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $406.0 million. As of December 31, 2017, we had approximately $60.1 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations to one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The principal payments due under the Term Loan have been classified as a current liability as of December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K.
We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.
If the Company becomes unable to continue as a going concern, we may have to liquidate its assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
Use of Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
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
Multiple element arrangements, such as our strategic alliance agreement with Sanofi are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under the agreement will be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis, which approximates effort over our estimated period of performance, which for us is typically the expected term of the research and development plan.
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
We account for restricted stock units by determining the fair value of each restricted stock unit based on the closing market price of our common stock on the date of grant. We recognize stock-based compensation expense using the accelerated multiple-option approach over the requisite service periods of the awards.
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which it is identified.  As of December 31, 2017 and 2016, our net prepaid materials balance was $4.8 million and $5.6 million, respectively.

Research and Development
Research and development costs are expensed as incurred and consist of costs associated with research activities supporting our drug discovery efforts, compensation and related benefits, non-cash stock-based compensation, license fees, laboratory supplies and associated overhead and facility costs.
Income Taxes
Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.
In accordance with the accounting standards for uncertain tax positions, we evaluate the recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, CROs and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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
At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments as of December 31, 2017 or 2016.
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

Intangibles
We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 9 years at December 31, 2017.
We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement, which for current licenses is 10 years.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2017, 2016 or 2015.
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

Corporate Restructuring
In May 2017, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we reduced our total workforce by approximately 30% percent. We completed the workforce reduction in June 2017. We recorded charges of approximately $3.2 million for employee severance and other related termination benefits in the second quarter of 2017, including $1.3 million in net charges related to adjustments to non-cash stock-based compensation. All payments associated with the corporate restructuring were paid in full as of June 30, 2017.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018 and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to accumulated deficit as of that date. The Company has performed a review of these new standards as compared to our current accounting policies for customer contracts. As of December 31, 2017, we have not identified any accounting changes that would materially impact the amount of historically reported revenues with respect to our grant revenue. The Company is currently evaluating the impact of the new standard on historical revenue recorded for our ongoing collaboration agreement with Sanofi. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of the new revenue recognition guidance for collaboration agreements which will ultimately determine the impact, if any, the adoption of this standard may have on our financial statements. Our ongoing evaluation will be complete in the first quarter 2018.
The company expects the accounting for contingent milestone payments to be the most significant change in accounting for its license and collaboration agreements. Topic 605 provides guidance specific to the accounting for milestone payments, including the ability to defer the recognition of any milestones until received and, if certain criteria are met, the ability to recognize milestone payments as revenue when received. However, Topic 606 does not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall model of Topic 606. As a result, revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of achievement of the milestone and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. In addition, Topic 606 changes guidance regarding the accounting for variable consideration received from licensees, which may impact the estimation of, and determination of the timing of, the related revenue recognition.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement, requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows and allows a company to make an accounting policy election to either estimate the number of awards or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. We applied this standard in the first quarter of 2017 using the modified retrospective method of adoption. In conjunction with this adoption, we made an accounting policy election to account for forfeitures as they occur.
Upon adoption, we reversed a deferred tax asset related to the balance of unrecognized excess tax benefits of $7.7 million, with an offsetting adjustment to the valuation allowance. Under the modified retrospective method of adoption, we recorded an adjustment of $0.6 million to accumulated deficit with a corresponding offset to additional paid-in capital.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of this guidance will have no impact on our financial statements unless we have modification accounting in accordance with Topic 718.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 2,968,879 shares attributable to common stock options and restricted stock units for the year ended December 31, 2017 and 5,553,210 and 1,674,119 shares attributable to common stock options for the years ended December 31, 2016 and 2015, respectively.
3. Investments
We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. treasury. As of December 31, 2017, our short-term investments had a weighted average maturity of less than one year. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2017
Corporate debt securities	1 or less	$32,922	$—	$(55)	$32,867
Certificates of deposit	1 or less	8,216	—	—	8,216
U.S. treasury securities	1 or less	3,996	—	(18)	3,978
Debt securities of U.S. government-sponsored agencies	1 or less	1,498	—	(4)	1,494
Total		$46,632	$—	$(77)	$46,555

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2016
Corporate debt securities	2 or less	$49,185	$12	$(77)	$49,120
Certificates of deposit	1 or less	9,291	—	—	9,291
U.S. treasury securities	1 or less	$1,001	$—	$(1)	$1,000
U.S. government-sponsored enterprise securities	1 or less	$512	$—	$—	$512
Commercial paper	1 or less	$1,247	$—	$—	$1,247
Total		$61,236	$12	$(78)	$61,170
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

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 (in thousands):

	Fair value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,847	$10,847	$—	$—
Corporate debt securities	32,867	—	32,867	—
Certificates of deposit	8,216	—	8,216	—
U.S. treasury securities	3,978	—	3,978	—
Debt securities of U.S. government-sponsored agencies	1,494	—	1,494	—
	$57,402	$10,847	$46,555	$—

	Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,578	$13,578	$—	$—
Corporate debt securities	49,120	—	49,120	—
Certificates of deposit	9,291	—	9,291	—
U.S. treasury securities	1,000	—	1,000	—
Debt securities of U.S. government-sponsored agencies	512	—	512	—
Commercial paper	1,247	—	1,247	—
	$74,748	$13,578	$61,170	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
5. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Year ended December 31,
	2017	2016	2015
Sanofi	$72	$72	$71
AstraZeneca	—	1,122	18,871
Biogen	—	—	1,817
Total	$72	$1,194	$20,759

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment remained deferred as of December 31, 2017. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of our renewed alliance, Sanofi has opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for HCC. We are responsible for developing each of these programs to proof-of-concept, at which time Sanofi has an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2017, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately two years.
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
Under the terms of the agreement, we received an upfront payment of $3.0 million in October 2012, which was recognized as revenue over the period of performance of four years, which expired in August 2016.

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
Biogen
In August 2014, we entered into a collaboration and license agreement with Biogen to collaborate on microRNA biomarkers for multiple sclerosis. Pursuant to the terms of the collaboration and license agreement, we received an upfront payment of $2.0 million, which was recognized on a straight-line basis over the estimated period of performance, ending September 2015. The research term was subsequently extended through November 2015.

In January 2015, May 2015, and September 2015, we earned research milestone payments under the collaboration and license agreement of $0.1 million, $0.3 million and $0.3 million, respectively, which were recognized in the period the milestones were achieved and collectability was reasonably assured.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$8,430	$7,932
Computer equipment and software	281	265
Furniture and fixtures	706	706
Leasehold improvements	8,550	10,469
Construction in progress	—	261
	17,967	19,633
Less accumulated depreciation and amortization	(8,259)	(7,803)
Property and equipment, net	$9,708	$11,830
Depreciation and amortization of property and equipment of $2.4 million, $2.2 million and $1.5 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2017	2016
Patents	$871	$1,102
Licenses	379	379
	1,250	1,481
Accumulated amortization	(475)	(466)
Intangibles, net	$775	$1,015

Intangible asset amortization of $0.1 million was recorded for each of the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of these intangible assets over the next five years is expected to be approximately $0.1 million per year.
8. Commitments and Contingencies
Operating Lease
In July 2015, we entered into an operating lease agreement (the "Lease") for an office and laboratory facility in San Diego, California, for a term of 96 months from the lease commencement date, and moved our headquarters into this facility in May 2016. In conjunction with the Lease, we received $1.4 million in August 2015 for assistance with costs associated with the relocation of our corporate headquarters. These funds were received for a specific and limited purpose, and therefore were classified as restricted cash and tenant incentive obligation on our balance sheet. The restricted cash balance was zero as of December 31, 2017 and 2016. In addition, the Lease provided a tenant improvement allowance of up to $8.5 million, which was to be used for non-structural leasehold improvements. The improvements were complete in the second half of 2016, with approximately $8.2 million of the allowance having been used. The $0.3 million unused tenant improvement allowance was applied as a credit against future rent payments. The $1.4 million tenant incentive and $8.2 million tenant improvement allowance were classified as deferred rent on our balance sheet and are being amortized against rent expense on a straight-line basis over the term of the lease.
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.2 million and $0.6 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent under the Lease, which is included in other liabilities, was $9.3 million and $10.1 million as of December 31, 2017 and 2016, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred. The Lease includes an option to extend the lease term for an additional 5 year period subsequent to the lease expiration date.
The future minimum payment summary below includes amounts payable over the remaining period of the Lease.
As of December 31, 2017, aggregate future annual minimum lease payments for the Lease are as follows (in thousands):

2018	$2,576
2019	2,654
2020	2,733
2021	2,815
2022	2,901
Thereafter	3,991
$17,670

License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
9. Convertible Note Payable
In October 2012, in conjunction with our initial public offering, we issued a convertible note to GSK LLC (the "GSK Note") in the principal amount of $5.4 million, with a maturity date of October 9, 2015. On January 29, 2015, the principal amount outstanding under the GSK Note of $5.4 million was converted into 1,356,738 shares of our common stock at a conversion price of $4.00 per share. We recorded a loss from the change in valuation of the convertible note payable of $1.8 million upon its conversion.

10. Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford"), pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the "Term A Loan") and $10.0 million (the "Term B Loan"). On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs. The ability to borrow on the Term B Loan expired on March 31, 2017, and no amounts were borrowed under the Term B Loan. We refer to all amounts outstanding under the Loan Agreement as the Term Loan.
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

We have the option to prepay all, but not less than all, of the borrowed amount, provided that we will be obligated to pay a prepayment fee equal to (i) 2% of the outstanding principal balance of the Term Loan if prepayment is made prior to the second anniversary of the funding date of the Term Loan, or (ii) 1% of the Term Loan prepaid thereafter and prior to the Maturity Date. We will be required to make a final payment of 5.5% of the principal balance, payable on the earlier of (i) the Maturity Date, (ii) acceleration of the Term Loan, or (iii) the prepayment of the Term Loan.

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. The principal payments due under the Term Loan have been classified as a current liability as of December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K.
As of December 31, 2017, we had $20.0 million outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of December 31, 2017, we were in compliance with all covenants under the Loan Agreement.
               Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2018	$5,000
2019	10,000
2020	5,000
$20,000
11. Common Stock and Stockholders’ Equity

Common Stock
As of December 31, 2017, there were 103,955,147 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.
Public Offering
In July 2017, we completed an underwritten public offering of 50,600,000 shares of common stock at an offering price of $0.91 per share. We received net proceeds from the offering of $43.0 million after deducting underwriting discounts, commissions and other offering expenses payable by us.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2017:

Common stock options outstanding	10,648,523
Restricted stock units outstanding	415,728
Common stock available for future grant under the 2012 Plan	649,590
Common stock available for future grant under the Inducement Plan	41,948
Common stock available for future purchase under the 2012 Employee Stock Purchase Plan	1,675,110
Total common shares reserved for future issuance	13,430,899
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2017 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2016	8,931	$6.70
Granted	5,126	$1.35
Exercised	(11)	$0.38
Canceled/forfeited/expired	(3,397)	$5.75
Options outstanding at December 31, 2017	10,649	$4.44	6.46	$227
Exercisable at December 31, 2017	5,099	$6.34	3.59	$119

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2017, 2016 and 2015 was $1.00, $3.47 and $7.47, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million, $0.2 million and $21.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from the exercise of stock options was less than $0.1 million for the year ended December 31, 2017 and approximately $0.3 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively.
We granted 415,728 restricted stock units during the year ended December 31, 2017 with a weighted average grant date fair value per share of $0.89. There was no other restricted stock unit activity during the year ended December 31, 2017 and there was no restricted stock unit activity during the years ended December 31, 2016 and 2015.
The total compensation cost related to non-vested awards not yet recognized was $0.3 million as of December 31, 2017. The weighted-average period over which this expense is expected to be recognized is approximately 0.6 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2017	2016	2015
Stock options
Risk-free interest rate	2.0%	1.5%	1.8%
Volatility	89.4%	82.7%	78.9%
Dividend yield	—	—	—
Expected term (years)	6.1	6.0	6.1
Performance stock options
Risk-free interest rate	2.1%	1.4%	1.8%
Volatility	89.2%	82.4%	76.7%
Dividend yield	—	—	—
Expected term (years)	5.7	5.9	6.0
Employee stock purchase plan shares
Risk-free interest rate	0.9%	0.5%	0.1%
Volatility	105.6%	93.7%	76.1%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate - The risk-free interest rate assumption was based on observed interest rates appropriate for the expected term of the stock option grants.
Expected dividend yield - The expected dividend yield assumption was based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
Expected volatility - The expected volatility assumption was based on the historical volatility of the trading price of our common stock.
Expected term - The expected term represents the period of time that options are expected to be outstanding. Because we do not have sufficient historical exercise behavior data, we determine the expected life using the simplified method, which was an average of the contractual term of the option and its ordinary vesting period.
Forfeitures - We made an accounting policy election to account for forfeitures as they occur upon adoption of ASU No. 2016-09 in the first quarter of 2017. We applied ASU No. 2016-09 using the modified retrospective method of adoption and recorded an adjustment of $0.6 million to accumulated deficit with a corresponding offset to additional paid-in capital. Prior to adoption, we reduced stock-based compensation expense for estimated forfeitures.
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented, including the adjustments to stock-based compensation expense associated with our May 2017 corporate restructuring (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$2,862	$5,458	$8,075
Research and development-restructuring related adjustments	(1,399)	—	—
General and administrative	3,500	7,414	7,293
General and administrative-restructuring related adjustments	2,679	—	—
Total	$7,642	$12,872	$15,368
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

The total compensation cost related to non-vested awards not yet recognized was $5.1 million as of December 31, 2017. The weighted-average period over which this expense is expected to be recognized is approximately 2.5 years.
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2017, 740,526 shares of our common stock had been issued under the 2012 Purchase Plan, with 419,342 shares of common stock issued for the year ended December 31, 2017. Under the 2012 Purchase Plan, 1,675,110 shares of our common stock were reserved for future issuance and have been authorized for purchase as of December 31, 2017.
Inducement Plan
On July 17, 2015, our Board of Directors adopted the Inducement Plan, which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635 (c)(4) of the NASDAQ Listing Rules. The Inducement Plan initially reserved 1,000,000 shares of common stock and provides for the grant of NSOs that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.
Under the Inducement Plan, options were granted with varying vesting terms, but typically vest over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months. All options granted under the Inducement Plan expire ten years from the date of grant.
As of December 31, 2017, 41,948 shares were reserved under the Inducement Plan.
12. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
13. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$(143)	$—	$—
State	1	1	1
	(142)	1	1
Deferred:
Federal	(55)	(5)	(17)
State	—	—	(2)
	(55)	(5)	(19)
Income tax (benefit)	$(197)	$(4)	$(18)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2017	2016	2015
Expected income tax benefit at federal statutory tax rate	$(24,515)	$(27,826)	$(18,960)
State income taxes, net of federal benefit	1	(1,152)	(1,580)
Tax credits	(5,151)	(5,447)	(5,039)
Change in fair value of convertible note payable	—	—	616
Change in valuation allowance	(8,705)	31,990	23,216
Prior year true-up	1	(1,320)	110
Stock compensation	1,135	2,458	1,161
Reserve for uncertain tax positions	311	1,314	254
Tax Cuts and Jobs Act rate change	36,249	—	—
Other	477	(21)	204
Income tax (benefit)	$(197)	$(4)	$(18)

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers	$66,549	$70,739
Research and development and other tax credits	29,702	22,613
Deferred revenue	419	735
Stock compensation expense	4,238	5,664
Other	2,196	4,679
Total deferred tax assets	103,104	104,430
Total deferred tax liabilities	(408)	(799)
Net deferred tax asset	102,696	103,631
Valuation allowance	(102,641)	(103,631)
Net deferred tax asset	$55	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $102.6 million.
As of December 31, 2017, we had federal and California tax net operating loss carryforwards of $265.8 million and $146.3 million, respectively, which begin to expire in 2030 and 2031. Upon adoption of ASU 2016-09 during 2017, the balance of the unrecognized excess tax benefits of $7.7 million has been reversed with the impact recorded to accumulated deficit, offset by a corresponding change in the valuation allowance. As of December 31, 2017, we also had federal and California research and development tax credit carryforwards of $27.5 million and $8.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely. As of December 31, 2017, we also had $0.1 million of Federal Alternative Minimum Tax Credit carryforwards that are available indefinitely.

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
The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$5,632	$2,298	$1,853
(Decrease) increase for prior year tax positions	(2,466)	1,991	(250)
Increase for current year tax positions	1,255	1,343	695
Total	$4,421	$5,632	$2,298
Included in unrecognized tax benefits of $4.4 million at December 31, 2017 was $3.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance.
We are subject to taxation in the United States and California. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2009 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2017, 2016 and 2015, we have not recognized any interest or penalties related to income taxes.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. At December 31, 2017, we had not yet completed our accounting assessment for the tax effects of the enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. As a result of the lower enacted corporate tax rate, we have provisionally reduced the deferred tax asset balance as of December 31, 2017 by $36.2 million. Due to our full valuation allowance position, we have also reduced the valuation allowance by the same amount.
Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code Section 162(m), we have not completed our evaluation of the potential impacts of IRC Section 162(m) as amended by the Act on its financial statements.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the we have provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter in 2018.
14. Related Party Transactions
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million, $0.9 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the years ended December 31, 2017, 2016 and 2015.
15. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2017 and 2016 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2017
Total revenues	$18	$18	$18	$18
Total operating expenses	19,711	21,335	15,433	13,724
Net loss	(20,021)	(21,608)	(15,828)	(14,448)
Net loss per share, basic and diluted (1)	$(0.38)	$(0.41)	$(0.18)	$(0.14)
2016
Total revenues	$489	$483	$204	$18
Total operating expenses	21,867	21,671	19,396	19,762
Net loss	(21,207)	(21,090)	(19,519)	(20,020)
Net loss per share, basic and diluted (1)	$(0.40)	$(0.40)	$(0.37)	$(0.38)
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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15(d)-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Regulus Therapeutics Inc.
Opinion on Internal Control over Financial Reporting
We have audited Regulus Therapeutics Inc. (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Regulus Therapeutics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated March 7, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Diego, CA
March 7, 2018
Item 9B.    Other Information

On March 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement, dated June 17, 2016. Among other things, the amendment provides that in the event we raise at least $30.0 million in unrestricted net cash proceeds on or before June 30, 2018 through the sale of our equity or convertible debt securities, or though up-front or milestone payments under a joint venture, collaboration or other partnering transaction, the loan amortization period will be modified from a 24-month period that commences on July 1, 2018 to a 15‑month period that commences on April 1, 2019. If the loan amortization period is modified in accordance with the amendment, we will become obligated to pay Oxford $0.1 million upon the first to occur of the June 1, 2020 maturity date, the acceleration of any term loan under the Loan Agreement or the prepayment of any term loan under the Loan Agreement. The amendment also increases the amount of other indebtedness we are permitted to incur with respect to capitalized lease obligations, from $0.3 million to $1.6 million.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the amendment, a copy of which is attached as Exhibit 10.32 to this Annual Report.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than April 30, 2018, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer and our principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.regulusrx.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial and accounting officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

10.4*
Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 3, 2017).

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

10.8*
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 5, 2017).

10.9*
Joseph P. Hagan, Base Salary and Target Bonus Increase, effective May 4, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 2, 2017).

10.10*
Employment Agreement, effective October 3, 2016, by and between the Registrant and Timothy M. Wright, M.D. (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 3, 2017).

10.11*
Timothy Wright, Ph.D., Yearly Discretionary Base Salary Increase, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 5, 2017).

10.12*
Employment Agreement, effective June 22, 2017, by and between the Registrant and Mark Deeg, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 2, 2017).

10.13*
Separation Agreement, dated May 24, 2017, by and between the Registrant and Paul C. Grint, M.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 2, 2017).

10.14*
Amended and Restated Employment Agreement, dated May 24, 2017, by and between the Registrant and Daniel R. Chevallard (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017).

10.15
Office Lease by and between the Registrant and ARE-SD Region No. 44, LLC (as successor in interest to
Walton Torrey Owner B, L.L.C.), dated July 31, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 5, 2015).

10.16†
Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated January 1, 2009 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.17†
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

10.26†
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on August 7, 2013).

10.27†
Second Amended and Restated Collaboration and License Agreement dated February 5, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 28, 2014).

10.28†
Letter Agreement, dated as of January 30, 2015, by and between the Registrant and AstraZeneca AB (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 8, 2015).

10.29†
Licensing Agreement, dated as of May 7, 2010, by and between the Registrant and ETH Zurich (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 23, 2016).

10.30
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

10.31	First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC.

10.32†	Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Regulus Therapeutics Inc.
Date: March 7, 2018	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2018	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Hagan and Daniel R. Chevallard as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 7, 2018

/s/ Daniel R. Chevallard	Chief Financial Officer
Daniel R. Chevallard	(Principal Financial and Accounting Officer)	March 7, 2018

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 7, 2018

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 7, 2018

/s/ Mark G. Foletta
Mark G. Foletta	Director	March 7, 2018

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 7, 2018

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 7, 2018

/s/ Pascale Witz
Pascale Witz	Director	March 7, 2018