Form 10-Q
period 2018-03-31
Regulus Therapeutics Inc.
filed 2018-05-10
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, the registrant had 104,319,552 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,057	$13,519
Short-term investments	35,077	46,555
Contract and other receivables	188	373
Prepaid materials, net	4,655	4,783
Prepaid expenses and other current assets	1,451	1,506
Total current assets	51,428	66,736
Property and equipment, net	9,305	9,708
Intangibles, net	726	775
Other assets	620	590
Total assets	$62,079	$77,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,396	$5,743
Accrued liabilities	3,371	2,995
Accrued compensation	1,116	1,985
Current portion of term loan, less debt issuance costs	19,874	19,859
Other current liabilities	2,176	2,018
Total current liabilities	30,933	32,600
Contract liabilities, less current portion	60	1,921
Deferred rent, less current portion	7,772	8,072
Other long-term liabilities	438	—
Total liabilities	39,203	42,593
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 104,319,552 and 103,955,147 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	104	104
Additional paid-in capital	382,939	381,104
Accumulated other comprehensive loss	(127)	(134)
Accumulated deficit	(360,040)	(345,858)
Total stockholders’ equity	22,876	35,216
Total liabilities and stockholders’ equity	$62,079	$77,809
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$18
Total revenues	18	18
Operating expenses:
Research and development	11,828	15,752
General and administrative	3,773	3,959
Total operating expenses	15,601	19,711
Loss from operations	(15,583)	(19,693)
Other income (expense):
Interest and other income	164	214
Interest and other expense	(605)	(546)
Loss before income taxes	(16,024)	(20,025)
Income tax (expense) benefit	(1)	4
Net loss	$(16,025)	$(20,021)
Other comprehensive loss:
Unrealized gain on short-term investments, net	7	26
Comprehensive loss	$(16,018)	$(19,995)
Net loss per share, basic and diluted	$(0.15)	$(0.38)
Weighted average shares used to compute basic and diluted net loss per share	104,018,273	52,990,383
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net loss	$(16,025)	$(20,021)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	563	699
Stock-based compensation	1,627	2,381
Amortization of premium on investments, net	47	107
Other	93	135
Change in operating assets and liabilities:
Contracts and other receivables	185	1,218
Prepaid materials	128	(660)
Prepaid expenses and other assets	26	627
Accounts payable	(1,347)	(1,331)
Accrued liabilities	377	(818)
Accrued compensation	(868)	(1,012)
Deferred rent and other liabilities	(408)	(5)
Net cash used in operating activities	(15,602)	(18,680)
Investing activities
Purchases of short-term investments	—	(2,265)
Sales and maturities of short-term investments	11,439	20,780
Purchases of property and equipment	—	(139)
Acquisition of intangibles	—	(16)
Net cash provided by investing activities	11,439	18,360
Financing activities
Proceeds from issuance of common stock, net	208	265
Proceeds from exercise of common stock options	1	3
Proceeds from capital lease financing	492	—
Net cash provided by financing activities	701	268
Net decrease in cash and cash equivalents	(3,462)	(52)
Cash and cash equivalents at beginning of period	13,519	14,941
Cash and cash equivalents at end of period	$10,057	$14,889
Supplemental disclosure of cash flow information
Interest paid	$(506)	$(465)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$191	$—
Amounts accrued for property and equipment	$—	$9
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017, from which the balance sheet information herein was derived.
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of March 31, 2018, we had approximately $45.1 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

If the Company becomes unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
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
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but are accounted for and presented under Topic 605.
The following paragraphs in this section describe our revenue recognition accounting polices under Topic 606 upon adoption on January 1, 2018. Refer to Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for revenue recognition accounting policies under Topic 605.
We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Collaborative Arrangements
We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.
As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation(s). The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time, or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, we use judgment to assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.
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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which it is identified. As of March 31, 2018 and December 31, 2017, our net prepaid materials balance was $4.7 million and $4.8 million, respectively.
Recent Accounting Pronouncements
As disclosed above, effective January 1, 2018, we adopted Topic 606. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. As part of our adoption efforts, we have completed the assessment of our collaboration and license agreements under Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $1.8 million to reflect the impact of the adoption of Topic 606. The cumulative adjustment relates primarily to our agreement with Sanofi which is described further in Note 7.
Below is a summary of the affected line items of the condensed balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue, non-current	1,921	(1,844)	77
Accumulated deficit	(345,858)	1,844	(344,014)

There is no difference between what our revenue would have been in the three months ended March 31, 2018, reported under Topic 606 or Topic 605.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. We will include $1.3 million of restricted cash in our disclosed balance of cash and cash equivalents at the beginning of the period for 2016 in our Annual Report on Form 10-K. There is no additional impact on our financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity and guidance around which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. We applied this guidance in the first quarter of 2018. The adoption of this guidance had no impact on our financial statements and will continue to have no impact on our financial statements unless we have modification accounting in accordance with Topic 718.

In December 2017, The Tax Cuts and Jobs Act (the "Act") was signed into law and amended the Internal Revenue Code, or IRC, to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding IRC Section 162(m), as of March 31, 2018, we have not completed our evaluation of the potential impacts of IRC Section 162(m) as amended by the Act on our financial statements. We have provisionally determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 8,108,448 shares attributable to common stock options and restricted stock units for the three months ended March 31, 2018, compared to 1,824,296 shares attributable to common stock options for the three months ended March 31, 2017.
3. Investments
We invest our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of March 31, 2018
Corporate debt securities	1 or less	$23,373	$—	$(46)	$23,327
Certificates of deposit	1 or less	6,278	—	—	6,278
U.S. Treasury securities	1 or less	3,997	—	(20)	3,977
Debt securities of U.S. government-sponsored agencies	1 or less	1,499	—	(4)	1,495
Total		$35,147	$—	$(70)	$35,077

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2017
Corporate debt securities	1 or less	$32,922	$—	$(55)	$32,867
Certificates of deposit	1 or less	8,216	—	—	8,216
U.S. Treasury securities	1 or less	3,996	—	(18)	3,978
Debt securities of U.S. government-sponsored agencies	1 or less	1,498	—	(4)	1,494
Total		$46,632	$—	$(77)	$46,555
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair value as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,540	$8,540	$—	$—
Corporate debt securities	23,327	—	23,327	—
Certificates of deposit	6,278	—	6,278	—
U.S. treasury securities	3,977	—	3,977	—
Debt securities of U.S. government-sponsored agencies	1,495	—	1,495	—
	$43,617	$8,540	$35,077	$—

	Fair value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,847	$10,847	$—	$—
Corporate debt securities	32,867	—	32,867	—
Certificates of deposit	8,216	—	8,216	—
U.S. treasury securities	3,978	—	3,978	—
Debt securities of U.S. government-sponsored agencies	1,494	—	1,494	—
	$57,402	$10,847	$46,555	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
5. Term Loan
On June 17, 2016, we entered into a loan and security agreement (“Loan Agreement”) with Oxford Finance, LLC, (“Oxford” or sometimes referred to as the “Lender”), pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the “Term A Loan”) and $10.0 million (the “Term B Loan”). On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs. The ability to borrow on the Term B Loan expired on March 31, 2017, and no amounts were borrowed under the Term B Loan. We refer to all amounts outstanding under the Loan Agreement as the Term Loan.
The outstanding Term Loan will mature on June 1, 2020 (the “Maturity Date”) and we will have interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. The Term Loan will bear interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. In March 2018, we entered into an amendment to our Loan Agreement, providing for the modification of the loan amortization period from a 24-month period commencing on July 1, 2018 to a 15-month period commencing on April 1, 2019, subject to our receipt, following the date of the amendment, of unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018.

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

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of March 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.
As of March 31, 2018, we had $20.0 million outstanding under the Term Loan. The Term Loan is recorded at its carrying value of $20.0 million, less debt issuance costs of approximately $0.1 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of March 31, 2018, we were in compliance with all covenants under the Loan Agreement.

               Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2018	$5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2018:

Common stock options outstanding	14,030,591
Restricted stock units outstanding	311,799
Common stock available for future grant under 2012 Equity Incentive Plan	1,421,771
Common stock available for future grant under 2015 Inducement Plan	41,948
Employee Stock Purchase Plan	1,918,590
Total common shares reserved for future issuance	17,724,699
The following table summarizes our stock option activity under all equity incentive plans for the three months ended March 31, 2018 (shares in thousands):

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2017	10,649	$4.44
Granted	3,655	$1.24
Exercised	(4)	$0.38
Canceled/forfeited/expired	(269)	$4.65
Options outstanding at March 31, 2018	14,031	$3.60

We granted 415,728 restricted stock units during the year ended December 31, 2017 with a weighted average grant date fair value per share of $0.89. All such restricted stock units remained outstanding at December 31, 2017. During the three months ended March 31, 2018, 103,929 restricted stock units vested. No restricted stock units were granted or canceled during the three months ended March 31, 2018. At March 31, 2018, 311,799 restricted stock units remained outstanding with a weighted average grant date fair value per share of $0.89.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2018	2017
Stock options
Risk-free interest rate	2.6%	2.1%
Volatility	87.9%	89.3%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	2.7%	2.1%
Volatility	87.4%	89.9%
Dividend yield	—	—
Expected term (years)	5.7	5.6
Employee stock purchase plan shares
Risk-free interest rate	1.4%	0.7%
Volatility	89.0%	116.0%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented:

	Three months ended March 31,
	2018	2017
Research and development	$666	$1,108
General and administrative	961	1,273
Total	$1,627	$2,381

7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was less than $0.1 million for each the three months ended March 31, 2018 and 2017.

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment was deferred as of December 31, 2017 and recorded as an adjustment to accumulated deficit upon our adoption of ASC 606 on January 1, 2018. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. As this element does not have stand-alone value, we are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2018, deferred revenue associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately two years.

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
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for each the three months ended March 31, 2018 and 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report, filed with the Securities and Exchange Commission on March 8, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For these forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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

RG-012: In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled study evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, study in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical studies to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. RG-012 has received orphan designation in both the United States and Europe.

RGLS4326: In April 2018, we initiated a Phase I randomized, double-blind, placebo-controlled, MAD study in healthy volunteers designed to characterize the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses of RGLS4326. In March 2018, we completed dose escalation of a Phase I single ascending dose, or SAD, study in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation, and preserved kidney function in mouse models of ADPKD.
RG-125(AZD4076): In June 2017, AstraZeneca AB, or AstraZeneca, delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) for the treatment of non-alcoholic steatohepatitis, or NASH, in Type 2 Diabetes/Pre-diabetes will revert to us. In May 2018, AstraZeneca requested to extend the Collaboration and License Agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019.
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
Since our conversion to a corporation in January 2009, we have grown from 15 research and development personnel to 50 and, since our inception, have spent a total of approximately $323.5 million in research and development expenses through March 31, 2018.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and marketable securities, such as interest-bearing bonds, for our short-term investments. Interest expense is primarily attributable to interest charges associated with borrowings under our secured Term Loan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2017, with the exception of changes made upon adoption of ASU No. 2014-09 and the related supplemental ASUs. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q. For a description of accounting policy changes resulting from the adoption of ASU No. 2014-09 and the related supplemental ASUs, refer to Note 1 to our condensed financial statements contained in this quarterly report on From 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Revenue under strategic alliances and collaborations	$18	$18
Research and development expenses	11,828	15,752
General and administrative expenses	3,773	3,959
Interest and other expenses, net	(441)	(332)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance was less than $0.1 million for the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had $0.1 million of deferred revenue, which consisted of payments received through our strategic alliance that have not yet been recognized in accordance with our revenue recognition policies.
Upon adoption of ASU No 2014-09 and the related supplemental ASUs, we reclassified $1.8 million of contract liabilities into accumulated deficit through the modified retrospective method of adoption.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2018	% of total	Three months ended March 31, 2017	% of total	$	%
Research and development
Personnel and internal expenses	$4,643	39%	$6,557	42%	$(1,914)	(29)%
Third-party and outsourced expenses	6,291	53%	7,493	47%	(1,202)	(16)%
Non-cash stock-based compensation	666	6%	1,108	7%	(442)	(40)%
Depreciation	228	2%	594	4%	(366)	(62)%
Total research and development expenses	$11,828	100%	$15,752	100%	$(3,924)
Research and development expenses were $11.8 million for the three months ended March 31, 2018, compared to $15.8 million for the three months ended March 31, 2017. The decrease in research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven by a $1.9 million reduction in personnel and internal costs, primarily attributable to a reduction in costs subsequent to our May 2017 corporate restructuring, and a $1.2 million decrease in external development expenses, primarily attributable to the discontinuation of the RG-101 and RGLS5040 programs in 2017.
General and administrative expenses
General and administrative expenses were $3.8 million for the three months ended March 31, 2018, compared to $4.0 million for the three months ended March 31, 2017. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other expenses, net
Net interest and other expenses were $0.4 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017, primarily related to interest charges associated with our outstanding $20.0 million Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2018, we have received $85.1 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, $300.1 million from the sale of our equity and convertible debt securities and $19.8 million in net proceeds from our Term Loan. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $45.1 million.
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.
If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(15,602)	$(18,680)
Investing activities	11,439	18,360
Financing activities	701	268
Total	$(3,462)	$(52)
Operating activities
Net cash used in operating activities was $15.6 million for the three months ended March 31, 2018, compared to $18.7 million for the three months ended March 31, 2017. The decrease in net cash used in operating activities was primarily attributable to a net loss of $16.0 million for the three months ended March 31, 2018, compared to a net loss of $20.0 million for the three months ended March 31, 2017. This decrease was partially offset by adjustments for non-cash charges, including stock-based compensation, resulting in net cash used in operating activities of $2.3 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $3.3 million for the three months ended March 31, 2017.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $11.4 million for the three months ended March 31, 2018, compared to $18.5 million for the three months ended March 31, 2017.
Financing activities
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million Term Loan. As of March 31, 2018, the outstanding principal amount of the Term Loan was $20.0 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan.
If a 10% change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions, or the Consolidation and Lead Plaintiff Motions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a Motion to Dismiss the Consolidated Complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. No hearing date has been set. We intend to vigorously defend this matter.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $16.0 million and $20.0 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $360.0 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option within the timeframe that we estimate, or at all, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination was to become effective in June 2018. In May 2018, AstraZeneca requested to extend the agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019.
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
We will need to raise additional capital, which may not be available on acceptable terms, or at all. *
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern and our Annual Report on Form 10-K for the year ended December 31, 2017 includes a report from our independent registered public accounting firm that contains an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.
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

As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012, RGLS4326 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, in June 2017, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, in June 2019, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position. *
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the Loan Agreement, Oxford provided us with a Term Loan of $20.0 million. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Amounts outstanding under the Loan Agreement mature on June 1, 2020 and will be interest-only through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. In March 2018, we and Oxford entered into an amendment to the Loan Agreement, providing for the modification of the loan amortization period from a 24-month period commencing on July 1, 2018 to a 15-month period commencing on April 1, 2019, subject to the receipt of unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018. If the loan amortization period is modified in accordance with the amendment, we will become obligated to pay Oxford $0.1 million upon the first to occur of the June 1, 2020 maturity date, the acceleration of any term loan under the Loan Agreement or the prepayment of any term loan under the Loan Agreement. Payments under the Loan Agreement could result in a significant reduction of our assets.
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

Specifically, with respect to termination rights, Sanofi may terminate the entire alliance or its current alliance target program for any or no reason upon 30 days’ written notice to us. The agreement with Sanofi may also be terminated by either party for material breach by the other party, including a failure to comply with such party’s diligence obligations that remains uncured after 120 days. Depending on the timing of any such termination, we may not be entitled to receive the option exercise fees or milestone payments, as these payments terminate with termination of the respective program or agreement. In June 2017, AstraZeneca provided notice to us of its election to terminate our collaboration and license agreement in its entirety, which termination was to become effective in June 2018. In May 2018, AstraZeneca requested to extend the collaboration and license agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019. We will be responsible for any further development costs at that time.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
As of March 31, 2018 we had 63 employees. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Since January 1, 2015, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.64 to $21.13, through May 4, 2018. The trading price of our common stock is likely to continue to be volatile.

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
The requirements of being a publicly traded company may strain our resources and divert management’s attention. *
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations. *
From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services are transferred to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018 and were adopted using the modified retrospective method through a cumulative-effect adjustment directly to accumulated deficit of $1.8 million.
Any difficulties in adopting or implementing any new accounting standard could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue, our operating results could be significantly affected.
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Market. *
Our common stock is currently listed on The Nasdaq Global Market, or Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. For example, in December 2017, we received a letter from The Nasdaq

Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq's other continued listing standards in the future. If we are not able to regain compliance with the minimum bid price requirement within the allotted 180-day period, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future. *
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a Motion to Dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. No hearing date has been set. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On May 8, 2018, we and AstraZeneca entered into a letter agreement (the “Letter Agreement”) extending the effective date for the termination of our Collaboration and License Agreement with AstraZeneca by 12 months from June 9, 2018 to June 8, 2019. The purpose of the extension is to permit AstraZeneca to complete its activities under the AZD4076(RG-125) clinical studies being conducted pursuant to the Collaboration and License Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2018.

10.2*	Timothy Wright, Ph.D., Yearly Discretionary Base Salary Increase, effective January 1, 2018.

10.3*	Mark Deeg, M.D., Ph.D., Yearly Discretionary Base Salary Increase, effective January 1, 2018.

10.4*	Daniel R. Chevallard, Yearly Discretionary Base Salary Increase, effective January 1, 2018.

10.5
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

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

Regulus Therapeutics Inc.
Date: May 10, 2018	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)