Form 10-Q
period 2018-06-30
Regulus Therapeutics Inc.
filed 2018-08-09
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
As of August 3, 2018, the registrant had 104,797,517 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,485	$13,519
Short-term investments	19,371	46,555
Contract and other receivables	184	373
Prepaid materials, net	4,655	4,783
Prepaid expenses and other current assets	1,536	1,506
Total current assets	39,231	66,736
Property and equipment, net	8,906	9,708
Intangibles, net	705	775
Other assets	328	590
Total assets	$49,170	$77,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,468	$5,743
Accrued liabilities	2,090	2,995
Accrued compensation	1,223	1,985
Current portion of term loan, less debt issuance costs	19,888	19,859
Other current liabilities	2,130	2,018
Total current liabilities	30,799	32,600
Contract liabilities, less current portion	42	1,921
Deferred rent, less current portion	7,459	8,072
Other long-term liabilities	437	—
Total liabilities	38,737	42,593
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 104,424,492 and 103,955,147 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	104	104
Additional paid-in capital	384,296	381,104
Accumulated other comprehensive loss	(80)	(134)
Accumulated deficit	(373,887)	(345,858)
Total stockholders’ equity	10,433	35,216
Total liabilities and stockholders’ equity	$49,170	$77,809
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$18	$36	$36
Total revenues	18	18	36	36
Operating expenses:
Research and development	10,013	14,278	21,841	30,030
General and administrative	3,349	7,057	7,122	11,016
Total operating expenses	13,362	21,335	28,963	41,046
Loss from operations	(13,344)	(21,317)	(28,927)	(41,010)
Other income (expense):
Interest and other income	118	184	282	398
Interest and other expense	(621)	(603)	(1,227)	(1,149)
Loss before income taxes	(13,847)	(21,736)	(29,872)	(41,761)
Income tax benefit (expense)	—	128	(1)	132
Net loss	$(13,847)	$(21,608)	$(29,873)	$(41,629)
Other comprehensive loss:
Unrealized gain on short-term investments, net	47	10	54	36
Comprehensive loss	$(13,800)	$(21,598)	$(29,819)	$(41,593)
Net loss per share, basic and diluted	$(0.13)	$(0.41)	$(0.29)	$(0.78)
Weighted average shares used to compute basic and diluted net loss per share	104,319,555	53,182,330	104,169,746	53,086,887
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2018	2017
	(Unaudited)
Operating activities
Net loss	$(29,873)	$(41,629)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,121	1,357
Stock-based compensation	2,984	5,247
Amortization of premium on investments, net	87	181
Other	109	190
Change in operating assets and liabilities:
Contracts and other receivables	189	967
Prepaid materials	128	(597)
Prepaid expenses and other assets	231	1,106
Accounts payable	(276)	(907)
Accrued liabilities	(927)	(814)
Accrued compensation	(761)	(885)
Contract liabilities	(36)	(36)
Deferred rent and other liabilities	(787)	(187)
Net cash used in operating activities	(27,811)	(36,007)
Investing activities
Purchases of short-term investments	—	(4,453)
Sales and maturities of short-term investments	27,151	37,929
Purchases of property and equipment	—	(124)
Acquisition of intangibles	—	(16)
Net cash provided by investing activities	27,151	33,336
Financing activities
Proceeds from issuance of common stock, net	208	265
Proceeds from exercise of common stock options	1	3
Proceeds from capital lease financing	417	—
Net cash provided by financing activities	626	268
Net decrease in cash and cash equivalents	(34)	(2,403)
Cash and cash equivalents at beginning of period	13,519	14,941
Cash and cash equivalents at end of period	$13,485	$12,538
Supplemental disclosure of cash flow information
Interest paid	$(1,045)	$(946)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$306	$—
Amounts accrued for property and equipment	$22	$110
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
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of June 30, 2018, we had approximately $32.9 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of June 30, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which it is identified. As of June 30, 2018 and December 31, 2017, our net prepaid materials balance was $4.7 million and $4.8 million, respectively.
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
Below is a summary of the affected line items of the condensed balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue (contract liabilities), non-current	1,921	(1,844)	77
Accumulated deficit	(345,858)	1,844	(344,014)

There is no difference between what our revenue would have been in the three and six months ended June 30, 2018, reported under Topic 606 or Topic 605.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early application is permitted. The Company is in the process of determining the impact the adoption will have on our financial statements and expects significant changes to the recognition of right-of-use assets and liabilities associated with its operating leases.
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

In December 2017, The Tax Cuts and Jobs Act (the "Act") was signed into law and amended the Internal Revenue Code, or IRC, to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding IRC Section 162(m), as of June 30, 2018, we have not completed our evaluation of the potential impacts of IRC Section 162(m) as amended by the Act on our financial statements. In March 2018, the FASB issued ASU No. 2018-05, Income taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Act. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the condensed financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. We have provisionally determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The adoption of this guidance will have no impact on our financial statements.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 6,146,138 and 6,801,848 shares attributable to common stock options and restricted stock units ("RSUs") for the three and six months ended June 30, 2018, respectively, compared to 2,140,111 and 2,869,643 shares attributable to common stock options for the three and six months ended June 30, 2017, respectively.
3. Investments
We invest our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of June 30, 2018
Corporate debt securities	1 or less	$10,007	$—	$(7)	$10,000
Certificates of deposit	1 or less	3,890	—	—	3,890
U.S. Treasury securities	1 or less	3,998	—	(14)	3,984
Debt securities of U.S. government-sponsored agencies	1 or less	1,499	—	(2)	1,497
Total		$19,394	$—	$(23)	$19,371

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2017
Corporate debt securities	1 or less	$32,922	$—	$(55)	$32,867
Certificates of deposit	1 or less	8,216	—	—	8,216
U.S. Treasury securities	1 or less	3,996	—	(18)	3,978
Debt securities of U.S. government-sponsored agencies	1 or less	1,498	—	(4)	1,494
Total		$46,632	$—	$(77)	$46,555
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair value as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,464	$11,464	$—	$—
Corporate debt securities	10,000	—	10,000	—
Certificates of deposit	3,890	—	3,890	—
U.S. treasury securities	3,984	—	3,984	—
Debt securities of U.S. government-sponsored agencies	1,497	—	1,497	—
	$30,835	$11,464	$19,371	$—

	Fair value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,847	$10,847	$—	$—
Corporate debt securities	32,867	—	32,867	—
Certificates of deposit	8,216	—	8,216	—
U.S. treasury securities	3,978	—	3,978	—
Debt securities of U.S. government-sponsored agencies	1,494	—	1,494	—
	$57,402	$10,847	$46,555	$—
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
The outstanding Term Loan will mature on June 1, 2020 (the “Maturity Date”) and we will have interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest. The Term Loan will bear interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. In March 2018, we entered into an amendment to our Loan Agreement, providing for the modification of the loan amortization period from a 24-month period commencing on July 1, 2018 to a 15-month period commencing on April 1, 2019, subject to our receipt, following the date of the amendment, of unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018. The ability to modify the loan amortization period under this amendment to the Loan Agreement expired on June 30, 2018, as we did not receive unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018.

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

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of June 30, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.
As of June 30, 2018, we had $20.0 million outstanding under the Term Loan. The Term Loan is recorded at its carrying value of $20.0 million, less debt issuance costs of approximately $0.1 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of June 30, 2018, we were in compliance with all covenants under the Loan Agreement.

               As of June 30, 2018, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2018	$5,000
2019	10,000
2020	5,000
$20,000
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2018:

Common stock options outstanding	14,815
RSUs outstanding	221
Common stock available for future grant under 2012 Equity Incentive Plan	624
Common stock available for future grant under 2015 Inducement Plan	42
Employee Stock Purchase Plan	1,918
Total common shares reserved for future issuance	17,620
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the six months ended June 30, 2018 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2017	10,649	$4.44	416	$0.89
Granted	7,165	$0.98	68	$0.65
Exercised (options) or Vested (RSUs)	(4)	$0.38	(209)	$0.87
Canceled/forfeited/expired	(2,995)	$5.99	(54)	$0.89
Stock Awards outstanding at June 30, 2018	14,815	$2.45	221	$0.84

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options
Risk-free interest rate	2.7%	1.9%	2.7%	2.0%
Volatility	87.6%	89.5%	87.7%	89.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	2.7%	2.1%
Volatility	—	—	87.4%	89.9%
Dividend yield	—	—	—	—
Expected term (years)	0.0	0.0	5.7	5.6
Employee stock purchase plan shares
Risk-free interest rate	1.9%	0.9%	1.6%	0.8%
Volatility	86.3%	111.5%	87.7%	113.8%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$769	$650	$1,255	$1,758
Research and development-restructuring related adjustments	—	(1,399)	—	(1,399)
General and administrative	588	935	1,729	2,209
General and administrative-restructuring related adjustments	—	2,679	—	2,679
Total	$1,357	$2,865	$2,984	$5,247

7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was less than $0.1 million for each the three and six months ended June 30, 2018 and 2017.

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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2018, contract liabilities associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately two years.
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
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for each the three and six months ended June 30, 2018 and 2017.

9. Subsequent Events

Corporate Restructuring

In July 2018, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we committed to a reduction in our total workforce by approximately 60%, to approximately 30 employees. The restructuring was approved by our Board of Directors on July 3, 2018 and affected employees were informed on July 5, 2018. We substantially completed the workforce reduction in July 2018 and severance payments are expected to be paid in full by the end of the third quarter of 2018.

We estimate that we will record net charges of approximately $0.8 million for employee severance and other related termination benefits and less than $0.1 million in net one-time, non-cash stock-based compensation charges due to the acceleration of outstanding stock options, in accordance with executive employment agreements, partially offset by the reversal of expense previously recognized for stock options that were cancelled upon termination.

Term Loan Amendment

On August 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement, dated June 17, 2016, as amended. Under the terms of the amendment, we are required to make payments of interest-only for an additional three-month period, commencing August 2018 through October 2018. Amortization payments will recommence in November 2018. In addition, the amendment contains a minimum cash reserve covenant, whereby the Company will be required to maintain aggregate cash reserves of not less than 110% of the principal balance of the Term Loan that would be outstanding on such date that our then-held cash reserves would first be completely exhausted. In the event we reduce the principal balance of the Term Loan to $10.0 million or less on or before November 1, 2018, the cash reserve covenant described above would no longer apply. There were no changes to the maturity date of the Term Loan, which is June 2020. Pursuant to the amendment, we granted the Lender a security interest in our intellectual property as additional collateral for the repayment of the Term Loan.
Future principal payments for the Term Loan due under the Loan Agreement, which reflect the August 2018 amendment, are as follows (in thousands):

2018	$1,917
2019	11,500
2020	5,750
$19,167

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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
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
We have assembled significant expertise in the microRNA field, including expertise in microRNA biology and oligonucleotide chemistry, a broad intellectual property estate, relationships with key opinion leaders and a disciplined drug discovery and development process. We are using our microRNA expertise to develop chemically modified, single-stranded oligonucleotides that we call anti-miRs to modulate microRNAs and address underlying disease. We believe microRNAs may play a critical role in complex disease and that targeting them with anti-miRs may become a source of a new and major class of drugs with broad therapeutic application, much like small molecules, biologics and monoclonal antibodies.
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

RG-012: In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled study evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, study in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical studies to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. Preliminary results from the first patients through the renal biopsy study are encouraging, with kidney tissue concentrations achieved that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In July 2018, we paused recruitment activities for our RG-012 clinical program in Alport syndrome while we engage in discussions with Sanofi regarding the potential restructuring of our collaboration.

RGLS4326: RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation and preserved kidney function in mouse models of ADPKD. In March 2018, we completed dose escalation of a Phase I single ascending dose, or SAD, study in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. In April 2018, we initiated a Phase I randomized, double-blind, placebo-controlled, MAD study in healthy volunteers designed to characterize the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses of RGLS4326. In July 2018, we voluntarily paused this study due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept study in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase II program. In consultation with the FDA, we plan to initiate a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations.
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
Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. For example, multiple microRNAs have been identified as being dysregulated in NASH. Profiling of primary tumor cells from glioblastoma multiforme, or GBM, a rapidly fatal form of brain cancer, has identified miR-10b as a microRNA target with the potential to inhibit tumor growth. We also have early discovery programs investigating additional microRNA targets for infectious diseases, immunology and indications for which there is microRNA dysregulation or in disease settings where the host microRNAs are essential for the replication and/or survival of the pathogen.

As a result of our July 2018 corporate restructuring, we have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents the most attractive opportunity in our pipeline for investment, affecting an estimated 350 million people worldwide. In a cell-based screen, we have identified multiple human microRNAs as potential therapeutic targets for HBV. Targeting host factors with GalNAc-conjugated oligonucleotides directed to the liver represents a potentially attractive approach to treating the disease. Regulus and others have already demonstrated effective delivery to the liver with this technology, and we have demonstrated human proof-of-concept ("POC") with this approach previously with a program targeting the HCV. We currently expect to file an IND for the HBV program in the second half of 2019, with the potential of achieving human POC in a Phase 1 study.
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
Since our inception, have spent a total of approximately $333.6 million in research and development expenses through June 30, 2018.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue under strategic alliances and collaborations	$18	$18	$36	$36
Research and development expenses	10,013	14,278	21,841	30,030
General and administrative expenses	3,349	7,057	7,122	11,016
Interest and other expenses, net	(503)	(419)	(945)	(751)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance was less than $0.1 million for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, we had $0.1 million of deferred revenue, which consisted of payments received through our strategic alliance that have not yet been recognized in accordance with our revenue recognition policies.
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

					Increase (decrease)
	Three months ended June 30, 2018	% of total	Three months ended June 30, 2017	% of total	$	%
Research and development
Personnel and internal expenses	$4,099	41%	$6,138	43%	$(2,039)	(33)%
Third-party and outsourced expenses	5,100	51%	8,340	58%	(3,240)	(39)%
Non-cash stock-based compensation	588	6%	(749)	(5)%	1,337	(179)%
Depreciation	226	2%	549	4%	(323)	(59)%
Total research and development expenses	$10,013	100%	$14,278	100%	$(4,265)	(30)%

					Increase (decrease)
	Six months ended June 30, 2018	% of total	Six months ended June 30, 2017	% of total	$	%
Research and development
Personnel and internal expenses	$8,743	40%	$12,701	42%	$(3,958)	(31)%
Third-party and outsourced expenses	11,391	52%	15,827	53%	(4,436)	(28)%
Non-cash stock-based compensation	1,254	6%	359	1%	895	249%
Depreciation	453	2%	1,143	4%	(690)	(60)%
Total research and development expenses	$21,841	100%	$30,030	100%	$(8,189)	(27)%
Research and development expenses were $10.0 million and $21.8 million for the three and six months ended June 30, 2018, respectively, compared to $14.3 million and $30.0 million for the three and six months ended June 30, 2017, respectively. The aggregate decreases were driven by a $3.2 million and $4.4 million decrease in external development expenses during the three and six month periods ended June 30, 2018, respectively, primarily attributable to the discontinuation of the RG-101 and RGLS5040 programs in 2017, and a $2.0 million and $4.0 million reduction in personnel and internal expenses during the three and six month periods ended June 30, 2018, respectively, primarily attributable to a reduction in costs subsequent to our May 2017 corporate restructuring, in the respective periods.
General and administrative expenses
General and administrative expenses were $3.3 million and $7.1 million for the three and six months ended June 30, 2018, respectively, compared to $7.1 million and $11.0 million for the three and six months ended June 30, 2017, respectively. The aggregate decreases were driven by non-recurring severance charges of $1.0 million and non-recurring, non-cash stock-based compensation charges of $2.7 million recorded in the second quarter of 2017 in connection with our May 2017 corporate restructuring.
Interest and other expenses, net
Net interest and other expenses were $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2018, we have received $85.1 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, $300.1 million from the sale of our equity and convertible debt securities and $19.8 million in net proceeds from our Term Loan. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $32.9 million.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(27,811)	$(36,007)
Investing activities	27,151	33,336
Financing activities	626	268
Total	$(34)	$(2,403)
Operating activities
Net cash used in operating activities was $27.8 million for the six months ended June 30, 2018, compared to $36.0 million for the six months ended June 30, 2017. The decrease in net cash used in operating activities was primarily attributable to a net loss of $29.9 million for the six months ended June 30, 2018, compared to a net loss of $41.6 million for the six months ended June 30, 2017. This decrease was partially offset by adjustments for non-cash charges, including stock-based compensation, resulting in decreases in net cash used in operating activities of $4.3 million for the six months ended June 30, 2018, compared to decreases in net cash used in operating activities of $7.0 million for the six months ended June 30, 2017.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $27.2 million for the six months ended June 30, 2018, compared to $33.5 million for the six months ended June 30, 2017.
Financing activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2018, compared to $0.3 million for the six months ended June 30, 2017.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We also have interest rate exposure as a result of our outstanding $20.0 million Term Loan. As of June 30, 2018, the outstanding principal amount of the Term Loan was $20.0 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan.
If a 10% change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on our interest expense as of that date.
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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern and our Annual Report on Form 10-K for the year ended December 31, 2017 includes a report from our independent registered public accounting firm that contains an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2018, we had $32.9 million in cash and cash equivalents and we had $20.0 million of outstanding debt principal obligations under our Term Loan with Oxford. In addition, pursuant to the August 2018 amendment to our Loan Agreement with Oxford, we will be required to maintain aggregate cash reserves of not less than 110% of the principal balance of the Term Loan that would be outstanding on such date that our then-held cash reserves would first be completely exhausted. In the event we reduce the principal balance outstanding on the Term Loan to $10.0 million or less on or before November 1, 2018, the cash reserve covenant described above would no longer apply. We will need to raise additional capital to fund our operations, service our debt obligations and comply with the cash reserve covenant under our Loan Agreement with Oxford, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012, RGLS4326 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. For example, in July 2018 we voluntarily paused our Phase I MAD study for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept study in ADPKD previously planned to start in mid-2019. In consultation with the FDA, we plan to initiate a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, in June 2017, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, in June 2019, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. We are currently in discussions with Sanofi regarding the potential restructuring of our collaboration. Recruitment activities for the RG-012 clinical program in Alport syndrome have been paused while these discussions with Sanofi are ongoing. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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
We have incurred losses in each year since our inception in September 2007. Our net losses were $13.8 million and $29.9 million for the three and six months ended June 30, 2018, respectively, compared to $21.6 million and $41.6 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $373.9 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of potential product candidates selected from our programs. If Sanofi exercises its option to obtain a license to develop, manufacture and commercialize any such product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement.

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
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We initiated clinical development of RGLS4326 for the treatment of ADPKD. We have also initiated clinical development of RG-012, however, it will be several years, if ever, before we or our strategic alliance partners have a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position. *
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the Loan Agreement, Oxford provided us with a Term Loan of $20.0 million. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Amounts outstanding under the Term Loan mature on June 1, 2020 and were interest-only through June 1, 2018. On August 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement. Under the terms of the amendment, we are required to make payments of interest-only for an additional three-month period, commencing August 2018 through October 2018. Amortization payments will recommence in November 2018. In addition, the amendment contains a minimum cash reserve covenant, whereby the Company will be required to maintain aggregate cash reserves of not less than 110% of the principal balance of the Term Loan that would be outstanding on such date that our then-held cash reserves would first be completely exhausted. In the event we reduce the principal balance outstanding on the Term Loan to $10.0 million or less on or before November 1, 2018, the cash reserve covenant described above would no longer apply. Payments under the Loan Agreement could result in a significant reduction of our assets.
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

For example, in June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice, which ultimately led to our identification of a bilirubin transport mechanism as the likely cause for the cases of SAEs of jaundice and our decision to discontinue clinical development of RG-101. In July 2018, we voluntarily paused our Phase I MAD study for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept study in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase I program. In consultation with the FDA, we plan to initiate a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs. *
We are likely to depend upon third party strategic alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize product candidates upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise these options to progress any of our microRNA development candidates. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. We are currently in discussions with Sanofi regarding the potential restructuring of our collaboration. Recruitment activities for the RG-012 clinical program in Alport syndrome have been paused while these discussions with Sanofi are ongoing.
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
Unless other formulations are developed in the future, we expect our compounds to be formulated in an injectable form. Injectable medications may be disfavored by patients or their physicians in the event drugs which are easy to administer, such as oral medications, are available. If a product is approved, but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, we may not generate sufficient revenues from such product and we may not become or remain profitable. For example, several new antivirals and antiviral combinations have been approved for the treatment of the HCV since we commenced our HCV program. Such increased competition may decrease any future potential revenue for future product candidates due to increasing pressure for lower pricing and higher discounts in the commercialization of our product.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
As of June 30, 2018 we had 60 employees. In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%, to approximately 30 employees. The workforce reduction was substantially completed in July 2018. In the future, we may need to expand our organization.
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
We may undertake internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.*
From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we initiated a corporate restructuring in May 2017 and in July 2018, each of which resulted in a reduction in our workforce. Any such restructuring activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since January 1, 2015, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.26 to $21.13, through August 3, 2018. The trading price of our common stock is likely to continue to be volatile.

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
The requirements of being a publicly traded company may strain our resources and divert management’s attention. *
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Market. *
Our common stock is currently listed on The Nasdaq Global Market, or Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. For example, in December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq's other continued listing standards in the future. The closing price of our common stock has not been above $1.00 since we received the letter from Nasdaq in April 2018, and on August 3, 2018, the closing price of our common stock was $0.27. In the event the closing price of our common stock remains below $1.00, we may pursue a reverse stock split of our common stock in an effort to regain compliance with the minimum bid price requirement. However, there can be no assurance that our stockholders would approve a reverse stock split or that a reverse stock split would result in us regaining compliance with the minimum bid price requirement. If we are not able to regain compliance with the minimum bid price requirement within the allotted 180-day period, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Global Market would constitute an event of default under our Loan Agreement with Oxford.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Letter Agreement, dated May 8, 2018, by and between the Registrant and AstraZeneca AB.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
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

Regulus Therapeutics Inc.
Date: August 9, 2018	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)