Form 10-Q
period 2018-09-30
Regulus Therapeutics Inc.
filed 2018-11-09
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 2, 2018, the registrant had 8,750,343 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,084	$13,519
Short-term investments	6,433	46,555
Contract and other receivables	13	373
Prepaid materials, net	4,194	4,783
Prepaid expenses and other current assets	717	1,506
Total current assets	25,441	66,736
Property and equipment, net	8,324	9,708
Intangibles, net	676	775
Other assets	327	590
Total assets	$34,768	$77,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,235	$5,743
Accrued liabilities	1,856	2,995
Accrued compensation	1,292	1,985
Current portion of term loan, less debt issuance costs	19,069	19,859
Current portion of contract liabilities	72	—
Other current liabilities	2,130	2,018
Total current liabilities	25,654	32,600
Contract liabilities, less current portion	24	1,921
Deferred rent, less current portion	7,139	8,072
Other long-term liabilities	373	—
Total liabilities	33,190	42,593
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,750,343 and 8,662,435 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	9	9
Additional paid-in capital	385,793	381,199
Accumulated other comprehensive loss	(63)	(134)
Accumulated deficit	(384,161)	(345,858)
Total stockholders’ equity	1,578	35,216
Total liabilities and stockholders’ equity	$34,768	$77,809
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$18	$54	$54
Total revenues	18	18	54	54
Operating expenses:
Research and development	6,879	12,697	28,720	42,727
General and administrative	2,993	2,736	10,115	13,752
Total operating expenses	9,872	15,433	38,835	56,479
Loss from operations	(9,854)	(15,415)	(38,781)	(56,425)
Other income (expense):
Interest and other income	201	160	483	559
Interest and other expense	(620)	(580)	(1,848)	(1,730)
Loss before income taxes	(10,273)	(15,835)	(40,146)	(57,596)
Income tax benefit	—	7	—	139
Net loss	$(10,273)	$(15,828)	$(40,146)	$(57,457)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	16	(16)	70	19
Comprehensive loss	$(10,257)	$(15,844)	$(40,076)	$(57,438)
Net loss per share, basic and diluted	$(1.18)	$(2.11)	$(4.62)	$(10.52)
Weighted average shares used to compute basic and diluted net loss per share	8,703,626	7,506,529	8,688,831	5,463,096
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2018	2017
	(Unaudited)
Operating activities
Net loss	$(40,146)	$(57,457)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,672	1,942
Stock-based compensation	4,374	6,531
Amortization of premium on investments, net	92	271
Other	182	206
Change in operating assets and liabilities:
Contracts and other receivables	360	1,124
Prepaid materials	589	(360)
Prepaid expenses and other assets	1,050	2,405
Accounts payable	(4,509)	(579)
Accrued liabilities	(1,138)	(652)
Accrued compensation	(693)	(631)
Contract liabilities	(54)	(54)
Deferred rent and other liabilities	(1,035)	(418)
Net cash used in operating activities	(39,256)	(47,672)
Investing activities
Purchases of short-term investments	—	(48,539)
Sales and maturities of short-term investments	40,101	58,310
Purchases of property and equipment	(22)	(217)
Acquisition of intangibles	—	(16)
Net cash provided by investing activities	40,079	9,538
Financing activities
Proceeds from issuance of common stock, net	219	43,411
Proceeds from exercise of common stock options	2	4
Principal payments on other long-term obligations	(833)	—
Proceeds from capital lease financing	354	—
Net cash used in financing activities	(258)	43,415
Net increase in cash and cash equivalents	565	5,281
Cash and cash equivalents at beginning of period	13,519	14,941
Cash and cash equivalents at end of period	$14,084	$20,222
Supplemental disclosure of cash flow information
Interest paid	$(1,573)	$(1,444)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$306	$—
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

In May 2017, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we reduced our total workforce by approximately 30%, to approximately 65 employees. We completed the workforce reduction in June 2017. In July 2018, we implemented a second corporate restructuring to further reduce operating expenses and focus our resources, which involved an additional reduction in our workforce of approximately 60%. The workforce reduction was substantially completed in July 2018. As of September 30, 2018, we had 25 employees.

On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. The accompanying condensed financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, and per share amounts contained in our condensed financial statements have been retrospectively adjusted.
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of September 30, 2018, we had approximately $20.5 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of September 30, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

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

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

There is no difference between what our revenue would have been in the three and nine months ended September 30, 2018, reported under Topic 606 or Topic 605.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs have been issued to clarify various elements of the guidance. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early application is permitted. We are in the process of determining the impact the adoption will have on our financial statements and expect significant changes to the recognition of right-of-use assets and liabilities associated with our operating leases.
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

In December 2017, The Tax Cuts and Jobs Act (the "Act") was signed into law and amended the Internal Revenue Code, or IRC, to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding IRC Section 162(m), as of September 30, 2018, we have not completed our evaluation of the potential impacts of IRC Section 162(m) as amended by the Act on our financial statements. In March 2018, the FASB issued ASU No. 2018-05, Income taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Act. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the condensed financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. We have provisionally determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter.

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

In August 2018, the FASB issues ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates and modifies the disclosure requirements on fair value measurements in Topic 820, primarily in relation to Level 3 fair value measurements. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance will have no impact on our financial statements.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of zero and 575,256 shares attributable to common stock options and restricted stock units ("RSUs") for the three and nine months ended September 30, 2018, respectively, compared to 106,597 and 210,816 shares attributable to common stock options for the three and nine months ended September 30, 2017, respectively.
3. Investments
We invest our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following tables summarize our short-term investments (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of September 30, 2018
Certificates of deposit	1 or less	$2,440	$—	$—	$2,440
U.S. Treasury securities	1 or less	3,999	1	(7)	3,993
Total		$6,439	$1	$(7)	$6,433

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2017
Corporate debt securities	1 or less	$32,922	$—	$(55)	$32,867
Certificates of deposit	1 or less	8,216	—	—	8,216
U.S. Treasury securities	1 or less	3,996	—	(18)	3,978
Debt securities of U.S. government-sponsored agencies	1 or less	1,498	—	(4)	1,494
Total		$46,632	$—	$(77)	$46,555
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair value as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,631	$13,631	$—	$—
Certificates of deposit	2,440	—	2,440	—
U.S. treasury securities	3,993	—	3,993	—
	$20,064	$13,631	$6,433	$—

	Fair value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,847	$10,847	$—	$—
Corporate debt securities	32,867	—	32,867	—
Certificates of deposit	8,216	—	8,216	—
U.S. treasury securities	3,978	—	3,978	—
Debt securities of U.S. government-sponsored agencies	1,494	—	1,494	—
	$57,402	$10,847	$46,555	$—
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
The outstanding Term Loan will mature on June 1, 2020 (the “Maturity Date”) and bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Under the original Loan Agreement, we were required to make interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest.

In March 2018, we and Oxford entered into an amendment to our Loan Agreement, providing for the modification of the loan amortization period from a 24-month period commencing on July 1, 2018 to a 15-month period commencing on April 1, 2019, subject to our receipt, following the date of the amendment, of unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018. The ability to modify the loan amortization period under this amendment to the Loan Agreement expired on June 30, 2018, as we did not receive unrestricted net cash proceeds of not less than $30.0 million on or prior to June 30, 2018.

In August 2018, we and Oxford entered into an additional amendment to our Loan Agreement, providing for a modification of the loan amortization period. Under the terms of the amendment, principal amortization and repayment was deferred between August 2018 through October 2018, and during this period, we were required to make payments of interest-only. Amortization payments will recommence in November 2018. In addition, the amendment contained a minimum cash reserve covenant, whereby we will be required to maintain aggregate cash reserves of not less than 110% of the principal balance of the Term Loan that would be outstanding on such date that our then-held cash reserves would first be completely exhausted based on certain assumptions specified in the amendment. There were no changes to the maturity date of the Term Loan, which is June 2020. Pursuant to the amendment, we granted the Lender a security interest in our intellectual property as additional collateral for the repayment of the Term Loan.

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

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of September 30, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.
As of September 30, 2018, we had a net liability of $19.1 million outstanding under the Term Loan. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fee is being accrued over the life of the Term Loan through interest expense.
As of September 30, 2018, we were in compliance with all covenants under the Loan Agreement.
As of September 30, 2018, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2018	$1,917
2019	11,500
2020	5,750
$19,167
6. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2018 (in thousands):

Common stock options outstanding	1,134
RSUs outstanding	66
Common stock available for future grant under 2012 Equity Incentive Plan	61
Common stock available for future grant under 2015 Inducement Plan	3
Employee Stock Purchase Plan	155
Total common shares reserved for future issuance	1,419
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the nine months ended September 30, 2018 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2017	887	$53.24	35	$10.68
Granted	603	$11.70	102	$3.88
Exercised (options) or Vested (RSUs)	(1)	$4.56	(57)	$6.25
Canceled/forfeited/expired	(355)	$58.59	(8)	$7.57
Stock Awards outstanding at September 30, 2018	1,134		72

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options
Risk-free interest rate	2.9%	1.9%	2.7%	2.0%
Volatility	92.0%	89.5%	87.8%	89.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	2.7%	2.1%
Volatility	—	—	87.4%	89.9%
Dividend yield	—	—	—	—
Expected term (years)	0.0	0.0	5.7	5.6
Employee stock purchase plan shares
Risk-free interest rate	2.0%	1.0%	1.8%	0.8%
Volatility	99.9%	104.5%	91.7%	110.7%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$491	$653	$1,745	$2,411
Research and development-restructuring related adjustments	31	—	31	(1,399)
General and administrative	883	631	2,613	2,840
General and administrative-restructuring related adjustments	(15)	—	(15)	2,679
Total	$1,390	$1,284	$4,374	$6,531

7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was less than $0.1 million for each of the three and nine months ended September 30, 2018 and 2017.

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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2018, contract liabilities associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately one year.
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
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for each of the three and nine months ended September 30, 2018 and 2017.

9. Subsequent Events

Reverse Stock Split

On October 2, 2018, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The Nasdaq Global Market. At the effective time of the reverse stock split at 5:00 p.m. on October 3, 2018, each 12 shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. All of our stock options and RSUs outstanding immediately prior to the reverse stock split were proportionately adjusted. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, and per share amounts contained in our condensed financial statements have been retrospectively adjusted.

Tender Offer
On October 15, 2018, we filed a tender offer statement on Schedule TO with the Securities and Exchange Commission related to an offer by us to certain eligible optionholders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of our common stock for new RSUs (the "Exchange Offer"). The Exchange Offer will expire at 5:00 p.m., U.S. Pacific Time, on November 11, 2018, unless extended.
An option holder will be eligible to exchange their options (an “Eligible Holder”) if:

•
on the date the Exchange Offer commences, either an optionholder is employed by us (each, an “Employee”) or is a non-employee member (each, a “Non-Employee Director”) of our board of directors and has not been notified by us that such optionholder’s employment or service relationship with us is being terminated; and

•
such optionholder continues to be an Employee or serve as a Non-Employee Director and has not submitted a notice of resignation or received a notice of termination, as of the first business day following the Expiration Time (as defined in the Exchange Offer).

An option will be eligible for exchange (an “Eligible Option”) if it:

•	is held by an Eligible Holder;

•	has an exercise price equal to or greater than $4.56 (and an exercise price greater than the closing price of our common stock on the last business day before the Expiration Time); and

•	was granted under our 2009 Equity Incentive Plan, 2012 Equity Incentive Plan or 2015 Inducement Plan.

The exchange ratio for each Eligible Option will be determined using the Black-Scholes option pricing model and will be based on, among other things, the fair market value of a share of our common stock, the volatility of our common stock, U.S. treasury rates, the exercise prices of the Eligible Options, the remaining terms of the Eligible Options and the term of the new RSUs. For purposes of determining the fair value of Eligible Options, the fair market value of a share of our common stock will be determined based on the trailing 20-day volume weighted average price (the “20-Day VWAP”). The 20-Day VWAP represents the simple arithmetic average of the daily VWAPs over the 20 consecutive trading days beginning on October 15, 2018 and ending on the last business day prior to the Expiration Time. For purposes of determining the fair value of the new RSUs, the fair market value of a share of our common stock will be determined based on the closing trading price of a share of our common stock on Nasdaq on the last business day prior to the Expiration Time. In no event will an Eligible Optionholder be eligible to receive more new RSUs than the number of shares underlying the number of Eligible Options.
The foregoing is only a summary of the Exchange Offer, does not purport to be complete and is qualified in its entirety by reference to the full text of the Schedule TO, which was filed with the Securities and Exchange Commission on October 15, 2018.

First Amendment to Second Amended and Restated Collaboration and License Agreement
On November 5, 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”).
Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment.
Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments and a payment for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment.

Fourth Amendment to Loan and Security Agreement
On November 5, 2018 and in connection with the 2018 Sanofi Amendment we entered into a fourth amendment to the Term Loan with the Lender (the "Fourth Amendment").
Under the terms of the Fourth Amendment, the Lender has consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of certain of our intellectual property, as required to be delivered to Sanofi under the 2018 Sanofi Amendment (the “Assigned Assets”), which previously served as collateral under the loan and security agreement, and has released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License. Under the terms of the Fourth Amendment, we now have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. We will be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment. Under the Fourth Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million, if we have not received net proceeds of at least $15.0 million from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities or (b) upfront or milestone payments in connection with a joint venture, collaboration or other partnering transaction, other than pursuant to the Sanofi License (the receipt of such net proceeds, a “Capital Event”), or (ii) $5.0 million if a Capital Event has occurred.
The maturity date of the Term Loan remains unchanged and the Term Loan is required to be paid in full on June 1, 2020.

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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR programs. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.

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
Development Stage Pipeline

We currently have multiple programs in various stages of clinical development.

RG-012: In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. In May 2017, we completed a Phase I multiple-ascending dose, or MAD, clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. Preliminary results from the first patients through the renal biopsy study are encouraging, with kidney tissue concentrations achieved that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In July 2018, in connection with our corporate restructuring, we paused recruitment activities for our RG-012 clinical program in Alport syndrome while we engaged in discussions with Sanofi regarding the potential restructuring of our collaboration. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs.

RGLS4326: RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation and preserved kidney function in mouse models of ADPKD. In March 2018, we completed dose escalation of a Phase I single ascending dose, or SAD, clinical trial in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. In April 2018, we initiated a Phase I randomized, double-blind, placebo-controlled, MAD clinical trial in healthy volunteers designed to characterize the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses of RGLS4326. In July 2018, we voluntarily paused this study due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous 7-week non-GLP and GLP toxicity studies in mouse and non-human primates required for Phase I testing, which had no significant findings across similar dose levels and frequencies. In September 2018, we initiated a new mouse chronic toxicity study with several changes believed to address the unexpected findings in the earlier terminated chronic mouse toxicity study. Data from the new study are anticipated in the first quarter of 2019.
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

We currently have multiple programs in various stages of preclinical development.

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 350 million people worldwide. We have identified several microRNA targets that serve as host factors for the virus. Our lead compound directed to one of the host microRNAs has demonstrated sub-nanomolar potency against HBV DNA replication and more than 95% reduction in Hepatitis B surface antigen in in vitro studies. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure. We currently expect to submit an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") for the HBV program in the second half of 2019, with the potential of achieving human proof-of-concept in a Phase 1 clinical trial.

Glioblastoma multiforme program: Our lead anti-miR candidate targeting microRNA-10b demonstrated statistically significant improvements in survival as both a monotherapy as well as in combination with temozolamide (TMZ) in an orthotopic glioblastoma multiforme animal model. In combination with TMZ, the addition of a single dose of anti-mir-10b, delivered intracranially, led to a more than two-fold improvement in survival compared to TMZ alone. These, and additional survival data on our lead anti-miR candidate, will be presented in November 2018 at the Society for Neuro-Oncology Meeting in New Orleans, Louisiana. We expect to nominate a clinical candidate by year-end and plan to seek a partner to further advance its development.

Non-Alcoholic Steatohepatitis program: Across multiple animal models of NASH, our lead candidate has demonstrated improvement in key endpoints, including NAFLD Activity Score (NAS), liver transaminases, hyperglycemia, and disease-related gene expression. In the diet-induced NASH mouse model (Amylin model) after two to four weekly doses, early onset of improvement across multiple disease parameters including liver triglycerides and blood levels of transaminases was observed.  After nine weeks of treatment, there was evidence of sustained benefit with significant improvement of liver fibrosis and hyperglycemia compared to control-treated animals. We believe that targeting dysregulated microRNA in a complex disease like NASH may offer a unique mechanism of action from other programs in development. We plan to seek a partner to further advance its development.
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
Since our inception, we have spent a total of approximately $340.4 million in research and development expenses through September 30, 2018.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents and short-term investments, such as interest-bearing bonds, for our short-term investments. Interest expense is primarily attributable to interest charges associated with borrowings under our secured Term Loan.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue under strategic alliances and collaborations	$18	$18	$54	$54
Research and development expenses	6,879	12,697	28,720	42,727
General and administrative expenses	2,993	2,736	10,115	13,752
Interest and other expenses, net	(419)	(420)	(1,365)	(1,171)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance was less than $0.1 million for each of the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had $0.1 million of deferred revenue, which consisted of payments received through our strategic alliance that have not yet been recognized in accordance with our revenue recognition policies.
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

					Increase (decrease)
	Three months ended September 30, 2018	% of total	Three months ended September 30, 2017	% of total	$	%
Research and development
Personnel and internal expenses	$4,597	67%	$4,526	36%	$71	2%
Third-party and outsourced expenses	1,541	22%	7,030	55%	(5,489)	(78)%
Non-cash stock-based compensation	522	8%	653	5%	(131)	(20)%
Depreciation	219	3%	488	4%	(269)	(55)%
Total research and development expenses	$6,879	100%	$12,697	100%	$(5,818)	(46)%

					Increase (decrease)
	Nine months ended September 30, 2018	% of total	Nine months ended September 30, 2017	% of total	$	%
Research and development
Personnel and internal expenses	$13,340	47%	$17,227	40%	$(3,887)	(23)%
Third-party and outsourced expenses	12,932	45%	22,857	54%	(9,925)	(43)%
Non-cash stock-based compensation	1,776	6%	1,012	2%	764	75%
Depreciation	672	2%	1,631	4%	(959)	(59)%
Total research and development expenses	$28,720	100%	$42,727	100%	$(14,007)	(33)%
Research and development expenses were $6.9 million and $28.7 million for the three and nine months ended September 30, 2018, respectively, compared to $12.7 million and $42.7 million for the three and nine ended September 30, 2017, respectively. The aggregate decreases were driven by a $5.5 million and $9.9 million decrease in external development expenses during the three and nine month periods ended September 30, 2018, respectively, primarily attributable to the pausing of the RG-012 and RGLS4326 programs early in the third quarter of 2018 and the discontinuation of the RG-101 and RGLS5040 programs in 2017. Additionally, the decrease for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was driven by a $3.9 million reduction in personnel and internal expenses, primarily attributable to a reduction in costs subsequent to our corporate restructurings.
General and administrative expenses
General and administrative expenses were $3.0 million and $10.1 million for the three and nine months ended September 30, 2018, respectively, compared to $2.7 million and $13.8 million for the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was driven by non-recurring severance charges of $0.3 million recorded in the third quarter of 2018 in connection with our July 2018 corporate restructuring. The decrease for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was driven by non-recurring severance charges of $1.0 million and non-recurring, non-cash stock-based compensation charges of $2.7 million recorded in connection with our May 2017 corporate restructuring.
Interest and other expenses, net
Net interest and other expenses were $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2018, we have received $85.1 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, $300.1 million from the sale of our equity and convertible debt securities and $19.8 million in net proceeds from our Term Loan. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $20.5 million.

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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(39,256)	$(47,672)
Investing activities	40,079	9,538
Financing activities	(258)	43,415
Total	$565	$5,281
Operating activities
Net cash used in operating activities was $39.3 million for the nine months ended September 30, 2018, compared to $47.7 million for the nine months ended September 30, 2017. The decrease in net cash used in operating activities was primarily attributable to a net loss of $40.1 million for the nine months ended September 30, 2018, compared to a net loss of $57.5 million for the nine months ended September 30, 2017. This decrease was partially offset by changes in working capital, resulting in a decrease in net cash used in operating activities of $5.4 million for the nine months ended September 30, 2018, compared to an increase in net cash used in operating activities of $0.8 million for the nine months ended September 30, 2017. Additionally, the decrease was partially offset by adjustments for non-cash charges, including stock-based compensation, resulting in decreases in net cash used in operating activities of $6.3 million for the nine months ended September 30, 2018, compared to decreases in net cash used in operating activities of $9.0 million for the nine months ended September 30, 2017.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund our operations. We invest cash in excess of our immediate operating requirements in a way that maturity is staggered and designed to optimize our return on investment, while satisfying our liquidity needs. Net cash provided by the net sales and maturities of short-term investments was $40.1 million for the nine months ended September 30, 2018, compared to $9.5 million for the nine months ended September 30, 2017.
Financing activities
Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $43.4 million for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 was primarily attributable to the remittance of our first principal amortization payment due under our outstanding Term Loan, partially offset by proceeds from capital lease financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily attributable to $43.0 million in net proceeds received from our public offering in July 2017.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2018, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, other than the August 2018 amendment to our Loan Agreement (refer to Note 5 for information regarding our Loan Agreement).
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our short-term investments. If a 10% change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2018, the outstanding principal amount of the Term Loan was $19.2 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan.
If a 10% change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on our interest expense as of that date.
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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern. *
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern and our Annual Report on Form 10-K for the year ended December 31, 2017 includes a report from our independent registered public accounting firm that contains an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2018, we had $20.5 million of cash, cash equivalents and short-term investments and we had $19.2 million of outstanding debt principal obligations under our Term Loan with Oxford. In addition, pursuant to the terms of the Fourth Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if a Capital Event has not occured, or (ii) $5.0 million if a Capital Event has occurred. We will need to raise additional capital to fund our operations, service our debt obligations and comply with the cash reserve covenant under our Loan Agreement with Oxford, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RG-012, RGLS4326 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. For example, in July 2018 we voluntarily paused our Phase I MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. In consultation with the FDA, we initiated a new mouse chronic toxicity study in September 2018 with certain changes that are believed to address the unexpected observations. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, in June 2017, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, in June 2019, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs. As a result, we will not receive royalties in the event our miR-21 programs are eventually commercialized and will also receive significantly reduced milestones for these programs. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

•
seek strategic alliances, or amend existing alliances, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available;

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
We have incurred losses in each year since our inception in September 2007. Our net losses were $10.3 million and $40.1 million for the three and nine months ended September 30, 2018, respectively, compared to $15.8 million and $57.5 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $384.2 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of our preclinical program targeting miR-221/222 for HCC. If Sanofi exercises its option, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination was to become effective in June 2018. In May 2018, AstraZeneca requested to extend the agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position. *
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the Loan Agreement, Oxford provided us with a Term Loan of $20.0 million. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the Assigned Assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment, provided that the Oxford will continue to have liens on all proceeds received by us pursuant to the Sanofi License. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Amounts outstanding under the Term Loan mature on June 1, 2020 and were interest-only through June 1, 2018. On August 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement. Under the terms of the amendment, we were required to make payments of interest-only for an additional three-month period, from August 2018 through October 2018. Amortization payments commence in November 2018. On November 5, 2018 and in connection with the 2018 Sanofi Amendment we entered into the Fourth Amendment with the Lender. Under the terms of the Fourth Amendment, we are required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. We will also be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment. In addition, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if a Capital Event has not occurred, or (ii) $5.0 million if a Capital Event has occurred. Payments under the Loan Agreement could result in a significant reduction of our assets.
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

For example, in June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice, which ultimately led to our identification of a bilirubin transport mechanism as the likely cause for the cases of SAEs of jaundice and our decision to discontinue clinical development of RG-101. In July 2018, we voluntarily paused our Phase I MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase I clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations.
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
We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success. *
Because we have limited financial and human resources, our existing strategy is to pursue strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as HCC, fibrosis, HCV, and HBV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon strategic alliances for the development and eventual commercialization of certain microRNA product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs. *
We are likely to depend upon third party strategic alliance partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These strategic alliances will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our alliance with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize our preclinical program targeting miR-221/222 for HCC upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise this option. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our alliance partners to successfully meet their respective responsibilities under our agreements with them. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR-21 program. As a result, we will not receive royalties in the event our miR-21 programs are eventually commercialized and will also receive significantly reduced milestones for these programs.
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
In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, in November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR-21 programs. As a result, we will no longer be involved in the development or commercialization of our miR-21 programs. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials.
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
In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR-21 programs. As a result, we will have no influence and/or control over their approaches to development and commercialization of our miR-21 programs. If Sanofi or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi, and except in the case of RG-012, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi royalties on any product candidate that we may successfully commercialize.
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues. *
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, in order to exercise our co-promotion rights with Sanofi with respect to our miR-221/222 program, we would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out sales or co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, we intend to enter into strategic alliances with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into strategic alliances for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.

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
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. *
If any product candidates that we develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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
In addition, we cannot be certain if and when we will obtain formulary approval to allow us to sell any products that we may develop and commercialize into our target markets. Obtaining formulary approval from hospitals and from payors can be an expensive and time-consuming process. Failure to obtain timely formulary approval will limit our commercial success.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations. *
In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of September 30, 2018, we had 25 employees. In the future, we may need to expand our organization.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
Since January 1, 2015 through November 2, 2018, the closing price of our common stock as reported on The Nasdaq Global Market has ranged from $1.75 to $253.56, as adjusted for our 1-for-12 reverse stock split that became effective on October 3, 2018.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. In addition, if eligible optionholders choose not to participate in the Exchange Offer, our employees and directors who hold such options may not be properly incentivized.*
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders.
Pursuant to our 2012 Equity Incentive Plan (the "2012 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 500,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, may cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year.
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
On October 15, 2018, we commenced the Exchange Offer pursuant to which certain eligible optionholders, subject to specified conditions, will be able exchange some or all of their outstanding options to purchase shares of our common stock for new RSUs. Shares of our common stock underlying eligible options granted under our 2009 Equity Incentive Plan or the 2012 Plan that are properly exchanged in the Exchange Offer will return to our 2012 Plan and become available for issuance under new stock award grants under our 2012 Plan, including the new RSUs. Shares of our common stock underlying eligible options granted under the Inducement Plan that are properly exchanged in the Exchange Offer will not become available for grant under the 2012 Plan or otherwise.
The purpose of the Exchange Offer is to revitalize the incentive value of our outstanding equity awards to retain and motivate employees and directors and recreate a personal stake in the long term financial success of our company, and thereby align their interests with those of our other stockholders. Equity awards are a critical component of our compensation philosophy, the focal point of which is to increase long-term stockholder value. During the past several fiscal years, our stock price has declined. As of October 15, 2018, 100% of our outstanding stock options were “underwater,” meaning the exercise price of each of those options is greater than our current stock price, with exercise prices ranging from $4.56 to over $200 per share; a significant portion of these options have been “underwater” for more than two years. Specifically, all stock options granted between February 2012 and October 2016 have been “underwater” in their entirety for more than two years. This means that our historically granted stock options may have little or no perceived value to those who hold them and therefore may no longer be effective as incentives to motivate and retain these individuals. If eligible optionholders choose not to participate in the Exchange Offer, our employees and directors who hold such options may not be properly incentivized.
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Market. *
Our common stock is currently listed on The Nasdaq Global Market, or Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. For example, in December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. On October 18, 2018, we were notified by The Nasdaq Stock Market that as of October 17, 2018 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with Nasdaq listing rules. There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement or comply with Nasdaq's other continued listing standards in the future. If in the future we are not able to regain compliance with the minimum bid price requirement within the allotted 180-day period, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Global Market would constitute an event of default under our Loan Agreement with Oxford.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.*
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a Motion to Dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. No hearing date has been set. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

First Amendment to Second Amended and Restated Collaboration and License Agreement
On November 5, 2018, we entered into the 2018 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program.
Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment.
Under the terms of the 2018 Sanofi Amendment, we are eligible to receive the Upfront Amendment Payments. We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment.

Fourth Amendment to Loan and Security Agreement
On November 5, 2018 and in connection with the 2018 Sanofi Amendment we entered into the Fourth Amendment with the Lender. Under the terms of the Fourth Amendment, the Lender has consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of the Assigned Assets, which previously served as collateral under the loan and security agreement, and has released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License. Under the terms of the Fourth Amendment, we now have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. We will be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment. Under the Fourth Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if a Capital Event has not occurred, or (ii) $5.0 million if a Capital Event has occurred.
The maturity date of the Term Loan remains unchanged and the Term Loan is required to be paid in full on June 1, 2020.
The foregoing is only a summary of the material terms of the 2018 Sanofi Amendment and the Fourth Amendment, does not purport to be complete and is qualified in its entirety by reference to the full text of such amendments, which will be filed as exhibits to our Annual Report on Form 10-K for the fiscal year ending December 31, 2018.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regulus Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35670), filed with the SEC on October 2, 2018).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of common stock certificate of the Registrant.

10.1†	Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
We have requested confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rue 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Regulus Therapeutics Inc.
Date: November 8, 2018	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)