Form 10-K
period 2018-12-31
Regulus Therapeutics Inc.
filed 2019-03-18
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670
          ___________________________________________________________
Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)
          ___________________________________________________________

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10614 Science Center Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 202-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐ ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 29, 2018 of $7.92 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 8, 2019 was 10,743,922.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than April 30, 2019.

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

Item 1.    Business
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of these miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR programs. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
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

RG-012: In May 2017, we completed a Phase I multiple-ascending dose, or MAD, clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. Preliminary results from the first patients through the renal biopsy study are encouraging, with kidney tissue concentrations achieved that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of these miR-21 programs.

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

In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. Based upon our investigation and the interim results, we believe the unexpected observations from the previously terminated study were likely a result of technical issues at the contract research organization, or CRO. In January 2019, we submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase I SAD study and data from the first cohort of the Phase I MAD study to support our plan to resume the Phase I MAD study.
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

We currently have multiple programs in various stages of preclinical development:

Glioblastoma multiforme program: In January 2019, we announced RGLS5579 as a clinical candidate in our glioblastoma multiforme (“GBM”) program. RGLS5579, which targets microRNA-10b, demonstrated statistically significant improvements in survival as both a monotherapy as well as in combination with temozolamide (TMZ) in an orthotopic glioblastoma multiforme animal model. In combination with TMZ, the addition of a single dose of anti-mir-10b, delivered intracranially, led to a more than two-fold improvement in survival compared to TMZ alone. These, and additional survival data on RGLS5579, were presented in November 2018 at the Society for Neuro-Oncology Meeting in New Orleans, Louisiana. We plan to seek a partner to further advance development of RGLS5579.

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 350 million people worldwide. We have identified several microRNA targets that serve as host factors for the virus. Our lead compound directed to one of the host microRNAs has demonstrated sub-nanomolar potency against HBV DNA replication and more than 95% reduction in Hepatitis B surface antigen in in vitro studies. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure. We currently expect to submit an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") for the HBV program in the second half of 2019, with the potential of achieving human proof-of-concept in a Phase I clinical trial.

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

•
a comprehensive microRNA intellectual property estate with patents and patent applications covering compositions and therapeutic uses related to microRNA and microRNA drug products, as well as access to numerous patents and patent applications relating to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics;

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
Our strategy has been validated to date by the following strategic alliances and collaborations with large pharmaceutical companies:

•
In June 2010, we formed a strategic alliance with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the alliance to include potential microRNA therapeutics in oncology. The original research term for this strategic alliance expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic alliance and Sanofi concurrently made a $10.0 million investment in our common stock. Under those terms of our extended alliance, Sanofi had opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma, or HCC, and kidney fibrosis, and has opt-in rights to our preclinical programs targeting miR-221/222 for oncology indications.

In November 2018, we amended our collaboration and license agreement with Sanofi. Under the terms of the amendment, we granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to sublicense, under our know-how and patents to develop and commercialize miR-21 compounds and products, including RG-012, for all indications, including Alport syndrome. Pursuant to the terms of the amended agreement, Sanofi agreed to assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including RG-012, which is currently in Phase II for Alport syndrome, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. We are eligible to receive approximately $6.8 million in upfront payments and payment for program-related materials. We are also eligible to receive up to $40.0 million in development milestone payments, including a $10.0 million payment for an interim enrollment milestone. In addition, Sanofi agreed to reimburse us for certain out-of-pocket expenses associated with transition activities and assume our upstream license royalty obligations.

•
We will continue to be responsible for our preclinical program targeting miR-221/222 for oncology indications. If Sanofi chooses to exercise its option on the miR-221/222 program, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under this program and potentially commercial milestone payments. We will also be eligible to receive royalties on miR-221/222 products commercialized by Sanofi and have the right to co-promote these products. Under our collaboration and license agreement with Sanofi, we are eligible to receive up to approximately $209 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics, in addition to royalties on net sales for the miR-221/222 program. These payments include up to $79 million upon achievement of preclinical and clinical development milestones, up to $70 million upon achievement of regulatory milestones and up to $60 million upon achievement of commercialization milestones.

•
In August 2012, we formed a strategic alliance with AstraZeneca to discover and develop microRNA therapeutics for cardiovascular diseases, metabolic diseases and oncology. In March 2015, we and AstraZeneca nominated RG-125(AZD4076), a GalNAc-conjugated anti-miR 103/107 oligonucleotide that has been shown to improve insulin sensitivity and glucose tolerance in animal models as a clinical development candidate in NAFLD in patients with type 2 diabetes/pre-diabetes. In December 2015, AstraZeneca commenced the first-in-human dosing of RG-125(AZD4076) in healthy volunteers and commenced dosing patients in a Phase IIa clinical trial in the third quarter of 2016. In June 2017, AstraZeneca informed us that it intends to terminate the clinical development program for AZD4076(RG-125) for the treatment of NASH in Type 2 Diabetes/Pre-diabetes. Pursuant to the terms of our collaboration and license agreement with AstraZeneca, AstraZeneca's rights with respect to AZD4076(RG-125) will revert to us twelve months after the termination becomes effective. In May 2018, AstraZeneca requested to extend the Collaboration and License Agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019.

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
We believe that we have a leading intellectual property position relating to the development and commercialization of microRNA therapeutics, composed of:

•	approximately 150 patents and patent applications that we own or have in-licensed from academic institutions related to microRNA and microRNA drug products; and

•
numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of approximately 150 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2039.
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
As a license issuance fee, we paid ETH Zürich CHF 20,000. We must make annual license maintenance payments during the term of the agreement. Patent prosecution costs paid by us are creditable against maintenance payments due the same calendar year, and maintenance payments are creditable against royalty payments made in the same year. We will be required to pay ETH Zürich milestone payments of up to an aggregate of CHF 1.7 million, based on achievement of specified clinical and regulatory events. In 2016, we paid ETH Zurich CHF 100,000 as a result of AstraZeneca's first patient dosing in a first-in-

human Phase I clinical study of RG-125(AZD4076). In 2017, we paid ETH Zurich CHF 200,000 as a result of AstraZeneca’s first patient dosing in a Phase IIa clinical study of RG-125(AZD4076). Upon commercialization of a product, we will be required to pay ETH Zürich a percentage of net sales as a royalty. This percentage is in the low single digits. The payment will be reduced by other payments we are required to make to third parties until a minimum royalty has been reached.
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
If an election is made by either Alnylam or Ionis (but not both) to opt-in, such party will pay us a one-time fixed payment, the amount of which will depend on whether the first or the second opt-in option was exercised, with a higher amount due if the first opt-in option was exercised. Clinical and regulatory milestones are also payable to us in the event the opt-in election is exercised. Such milestones total $64.0 million in the aggregate if the election is made during the first opt-in period or $15.7 million in the aggregate if the election is made at the second opt-in period. Tiered royalties are payable to us as a percentage of net sales on all products commercialized by the opt-in party. These royalties range from the low to middle single digits depending upon the volume of sales. The opt-in party is also entitled to sublicense the development program to a third party. In such a case, we are also entitled to receive a percentage of the sublicense income received by the opt-in party. The percentage payable depends upon the point at which the opt-in party sublicenses the program and ranges from the low end of the 10 to 20% range to the high end of the 40 to 50% range. The opt-in party is only required to pay the higher of the clinical and regulatory milestones or the sublicense income received in any calendar quarter. The opt-in party is also responsible for all third-party payments due under other agreements as a result of the development. In the event both Alnylam and Ionis elect to opt-in during either opt-in period, the parties have agreed to work together to amend the development plan to continue development of the project, including funding of such project and assignment of roles and responsibilities.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2018, 2017 and 2016.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2018.
The agreement expires on the earlier of the cessation of development of the potential royalty-bearing products prior to the commercial sale of any such products anywhere in the world or following the first commercial sale of such products, the expiration of royalty obligations determined on a country-by-country and product-by-product basis.
Other Licenses
We also previously held technology licenses with Max Planck related to various targets and with the University of Würzburg, which encompassed the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. As part of our amendment with Sanofi in November 2018, these licenses were assigned to Sanofi and we no longer consider these technologies material to our ongoing business.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase I.   The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.

•
Phase II.   The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase III.   Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase III clinical trials are required by the FDA for approval of an NDA.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase IV clinical trials, which are designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.
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
Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on or more clinically significant endpoint(s). A drug that receives Breakthrough Therapy designation from the FDA is eligible for all Fast Track designation features, plus intensive guidance on an efficient drug development program beginning as early as Phase I and organizational commitment involving senior managers.
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
The FDA also may require post-marketing testing, known as Phase IV testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exceptions or regulatory safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose on certain types of individuals and entities certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The recently adopted European General Data Protection Regulation, or GDPR, contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
Other state laws and regulations may also apply, such as those that: require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require the reporting of information related to drug pricing and/or require the report of information related to transfers of value to healthcare providers or marketing expenditures. Certain state and local laws also require the registration of pharmaceutical sales representatives.
If our operations are found to be in violation of any of the federal and state healthcare laws or regulations described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from government programs, disgorgement, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
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
For example, the ACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•
implemented an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•
created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	implemented a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	created a licensure framework for follow-on biologic products;

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•
established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or "Tax Act", includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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
Employees
As of December 31, 2018, we had 24 full-time employees. Of these employees, 16 employees are engaged in research and development activities and 8 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.
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
This Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern and a report from our independent registered public accounting firm that contains an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2018, we had $13.9 million of cash and cash equivalents and we had $16.7 million of outstanding debt principal obligations under our Term Loan with Oxford. In addition, pursuant to the terms of the Fourth Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if we have not received net proceeds of at least $15.0 million from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities or (b) upfront or milestone payments in connection with a joint venture, collaboration or other partnering transaction, other than pursuant to the Sanofi License (the receipt of such net proceeds, a “Capital Event”), or (ii) $5.0 million if a Capital Event has occurred. We will need to raise additional capital to fund our operations, service our debt obligations and comply with the cash reserve covenant under our Loan Agreement with Oxford, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RGLS4326, RGLS5579 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. For example, in July 2018 we voluntarily paused our Phase I MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. In consultation with FDA, we initiated a new mouse chronic toxicity study in September 2018 with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. Based upon our investigation and the interim results, we believe the unexpected observations from the previously terminated study were likely a result of technical issues at the contract research organization. In January 2019, we submitted a comprehensive data package for RGLS4326 to the FDA that will include the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase I SAD study and data from the first cohort of the Phase I MAD study to support our plan to resume the Phase I MAD study; however, we cannot be certain FDA will permit the Phase I MAD study to resume based on our interim analysis. Additionally, our strategic alliance partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective strategic alliance agreements with us. Any of these events may increase our development costs more than we expect. For example, in June 2017, AstraZeneca terminated its development of RG-125(AZD4076). Upon the effective date of termination, in June 2019, AstraZeneca’s rights to the program will revert to us and we may decide to continue with its development but will then be responsible for any continuing costs of development. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs. As a result, we will not receive royalties in the event our miR-21 programs are eventually commercialized and will also receive significantly reduced milestones for these programs. We may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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
In June 2016, we entered into a loan and security agreement with Oxford. Under the terms of the Loan Agreement, Oxford provided us with a Term Loan of $20.0 million. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the Assigned Assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment, provided that the Oxford will continue to have liens on all proceeds received by us pursuant to the Sanofi License. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Amounts outstanding under the Term Loan mature on June 1, 2020 and were interest-only through June 1, 2018. On August 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement. Under the terms of the amendment, we were required to make payments of interest-only for an additional three-month period, from August 2018 through October 2018. Amortization payments commenced in November 2018. On November 5, 2018 and in connection with the 2018 Sanofi Amendment we entered into the Fourth Amendment with the Lender. Under the terms of the Fourth Amendment, we are required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. We will also be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment. In addition, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if a Capital Event has not occurred, or (ii) $5.0 million if a Capital Event has occurred. On January 31, 2019, we and Oxford entered into the Fifth Amendment to the parties’ Loan Agreement. Under the terms of the Fifth Amendment, our required monthly payment to Oxford for the month of February 2019 was comprised of interest only. On March 7, 2019, we and Oxford entered into the Sixth Amendment to the parties’ Loan Agreement. Under the terms of the Sixth Amendment, our required monthly payment to Oxford for the month of March 2019 was comprised of interest only. Amortization payments will recommence in April 2019. Payments under the Loan Agreement could result in a significant reduction of our assets.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $48.7 million, $71.9 million and $81.8 million for the years ended December 31 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $392.7 million.
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

For example, in June 2016, the FDA placed a full clinical hold on our RG-101 clinical program after a second patient experienced an SAE of jaundice, which ultimately led to our identification of a bilirubin transport mechanism as the likely cause for the cases of SAEs of jaundice and our decision to discontinue clinical development of RG-101. In July 2018, we voluntarily paused our Phase I MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase I clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. Based upon our investigation and the interim results, we believe the unexpected observations from the previously terminated study were likely a result of technical issues at the contract research organization. We plan to submit a comprehensive data package for RGLS4326 to the FDA that will include the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase I SAD study and data from the first cohort of the Phase I MAD study to support our plan to resume the Phase I MAD study; however, we cannot be certain FDA will permit the Phase I MAD study to resume based on our interim analysis
If we or our current or future strategic alliance partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or our current or future strategic alliance partners may:

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

Moreover, the FDA closely regulates the marketing, labeling, advertising and promotion of pharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in significant civil, criminal and administrative penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
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
Because we have limited financial and human resources, our existing strategy is to pursue strategic alliance agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as ADPKD, HCC, fibrosis, HCV, and HBV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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
We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our exclusive license agreement for Stanford's proprietary technology and know-how covering microRNA targets, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under our agreement with Stanford or our other license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we, or our strategic alliance partners, would not be able to market products covered by the license. In addition, our exclusive license agreements with our founding companies, Alnylam and Ionis, provide us with rights to nucleotide technologies in the field of microRNA therapeutics based on oligonucleotides that modulate microRNAs. Some of these technologies, such as intellectual property relating to the chemical modification of oligonucleotides, are relevant to our product candidate development programs. If our license agreements with Alnylam or Ionis are terminated, or our business relationships with either of these companies or our other licensors are disrupted by events that may include the acquisition of either company, our access to critical intellectual property rights will be materially and adversely affected.
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
The degree of market acceptance of any product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

•	the prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved label for such products;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage and adequate reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.
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
In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of December 31, 2018, we had 24 employees. In the future, we may need to expand our organization.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative sanctions.
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
Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

•
the European General Data Protection Regulation, or GDPR, adopted by the European Union, or EU, in May 2018, which contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation; we anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR;

•
California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it will create new individual privacy rights for consumers (as that word is broadly defined in the law) and place increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•
state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For example, in March 2010 the ACA was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
From January 1, 2015 through March 8, 2019, the closing price of our common stock as reported on The Nasdaq Stock Market has ranged from $0.84 to $253.56, as adjusted for our 1-for-12 reverse stock split that became effective on October 3, 2018.

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
In addition, companies trading in the stock market in general, and The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.
The requirements of being a publicly traded company may strain our resources and divert management’s attention.
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Pursuant to our 2012 Equity Incentive Plan (the "2012 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Any such increase, of the maximum amount or a lesser amount, may cause our stockholders to experience additional dilution, which could cause our stock price to fall. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year.
In addition, we previously adopted an Inducement Plan in 2015 (the “Inducement Plan”) pursuant to which our management had the ability to grant stock options exercisable for up to an aggregate of 83,333 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
On November 12, 2018, we completed the Exchange Offer pursuant to which certain eligible optionholders, subject to specified conditions, were able to exchange some or all of their outstanding options to purchase shares of our common stock for new RSUs. Shares of our common stock underlying eligible options granted under our 2009 Equity Incentive Plan or the 2012 Plan that were properly exchanged in the Exchange Offer returned to our 2012 Plan and become available for issuance under new stock award grants under our 2012 Plan, including the new RSUs. Shares of our common stock underlying eligible options granted under the Inducement Plan that were properly exchanged in the Exchange Offer are not available for grant under the 2012 Plan or otherwise.
The purpose of the Exchange Offer was to revitalize the incentive value of our outstanding equity awards to retain and motivate employees and directors and recreate a personal stake in the long term financial success of our company, and thereby align their interests with those of our other stockholders. Equity awards are a critical component of our compensation philosophy, the focal point of which is to increase long-term stockholder value. During the past several fiscal years, our stock price has declined. As of October 15, 2018, 100% of our outstanding stock options were “underwater,” meaning the exercise price of each of those options is greater than our current stock price, with exercise prices ranging from $4.56 to over $200 per share; a significant portion of these options have been “underwater” for more than two years. Specifically, all stock options granted between February 2012 and October 2016 have been “underwater” in their entirety for more than two years. This means that our historically granted stock options may have little or no perceived value to those who hold them and therefore may no longer be effective as incentives to motivate and retain these individuals. If eligible optionholders chose not to participate in the Exchange Offer, our employees and directors who hold such options may not be properly incentivized. One hundred percent of eligible options were exchanged by eligible optionholders in the Exchange Offer.
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.
Our common stock is currently listed on The Nasdaq Capital Market. Prior to January 11, 2019, our common stock was listed on The Nasdaq Global Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. For example, in December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. On October 18, 2018, we were notified by The Nasdaq Stock Market that as of October 17, 2018 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with Nasdaq listing rules. On November 13, 2018, we were notified by The Nasdaq Stock Market that we failed to comply with the listing rules of The Nasdaq Global Market as we did not maintain a minimum of $10 million in stockholder equity and therefore could be subject to delisting if we did not submit a plan to regain compliance. In December 2018, we submitted a plan to The Nasdaq Global Market to regain compliance, which included, among other specific measures we intend to take, transferring our listing from The Nasdaq Global Market to The Nasdaq Capital Market, which requires maintaining a minimum of $2.5 million in stockholder equity. On January 11, 2019, our transfer to The Nasdaq Capital Market became effective. Based upon the transfer to The Nasdaq Capital Market, and the other specific measures outlined in our plan, Nasdaq approved our plan and provided us with an extension to May 2019 to comply with the trading rules of The Nasdaq Capital Market. There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement, the Nasdaq stockholder equity requirements or comply with Nasdaq's other continued listing standards in the future. If in the future we are not able to regain compliance with stockholder equity requirements within the allotted 180-day period, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

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

U.S. federal income tax reform could adversely affect our business and financial condition.
On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal and California net operating loss, or "NOL", carryforwards of $305.3 million and $255.5 million, respectively. The federal and California NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal NOLs incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
On February 25, 2019, we entered into a lease agreement (the “New Lease”) with ARE-SD Region No. 44 LLC for the lease of approximately 24,562 square feet of space located at 10628 Science Center Drive, San Diego, California. The commencement date of the New Lease is expected to be on or before April 1, 2019 (the “Commencement Date”). We expect to use this space as our new principal executive offices and as a laboratory for research and development, manufacturing, and other related uses. The term of the New Lease is four years three months, ending June 30, 2023 (assuming an April 1, 2019 Commencement Date).

Our lease of approximately 59,248 square feet of space at located 10614 Science Center Drive, San Diego, California will terminate upon the Commencement Date of the New Lease.
We believe that our existing facilities are adequate and our new facilities will be adequate for our current needs.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.        Stockholder Matters and Issuer Purchases of Equity Securities
Holders of Record
As of March 8, 2019, there were four holders of record of our common stock.
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

Item 6.        Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2018 and 2017 and the related statements of operations for each of the years ended December 31, 2018, 2017 and 2016 and related notes appearing elsewhere in this Annual Report. The balance sheet data as of December 31, 2016, 2015 and 2014 and the statement of operations data for the years ended December 31, 2015 and 2014 are derived from our audited financial statements that are not included in this Annual Report. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except per share data.

	Year ended December 31,
Statement of operations data	2018	2017	2016	2015	2014
Revenue under strategic alliances and collaborations	$72	$72	$1,194	$20,759	$7,669
Loss from operations	(46,763)	(70,131)	(81,502)	(54,758)	(44,910)
Net loss	$(48,709)	$(71,905)	$(81,836)	$(55,748)	$(56,680)
Net loss per share, basic and diluted	$(5.59)	$(11.47)	$(18.59)	$(12.98)	$(15.43)

	As of December 31,
Balance sheet data	2018	2017	2016	2015		2014
Cash, cash equivalents and short-term investments	$13,935	$60,074	$76,111	$115,319	*	$159,743
Working (deficit) capital	(7,351)	34,136	73,667	121,626		129,759
Total assets	27,927	77,809	100,661	141,083		171,480
Term loan	16,575	19,859	19,802	—		—
Convertible note payable, at fair value	—	—	—	—		23,397
Accumulated deficit	(392,723)	(345,858)	(273,351)	(191,515)		(135,767)
Total stockholders’ (deficit) equity	(5,854)	35,216	56,075	124,078		132,014
*Includes $1.3 million of restricted cash as of December 31, 2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since our inception through December 31, 2018, we have relied primarily on the sale of our equity and convertible debt securities to fund company operations. We have received $300.1 million from the sale of our equity and convertible debt securities, $87.6 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2018, we had cash and cash equivalents of approximately $13.9 million.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliance and collaboration agreements.
In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic alliance partners. If our current or future strategic alliance partners do not elect or otherwise agree to fund our development costs pursuant to our current or future strategic alliance agreements, or we or our strategic alliance partner fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts and the development of our therapeutic programs. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CROs, contract manufacturing organizations, or CMOs, other clinical trial related vendors, consultants and our scientific advisors;

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
To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the most promising targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our lead development programs.
Since our inception, we have spent a total of approximately $345.7 million in research and development expenses through December 31, 2018.
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

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license, collaboration or other revenues and earnings in the period of adjustment.
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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Revenue under strategic alliances and collaborations	$72	$72
Research and development expenses	33,975	53,192
General and administrative expenses	12,860	17,011
Interest and other expenses, net	(1,884)	(1,971)
Revenue under strategic alliances and collaborations

Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services.
Revenue under strategic alliances and collaborations was less than $0.1 million for each the years ended December 31, 2018 and 2017. As of December 31, 2018, we had approximately $2.6 million of contract liabilities, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with our revenue recognition policy (Topic 606).
Upon adoption of ASU No 2014-09 and the related supplemental ASUs on January 1, 2018, we reclassified $1.8 million of contract liabilities into accumulated deficit through the modified retrospective method of adoption.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2018	% of total	2017	% of total	$	%
Research and development
Personnel and internal expenses	$15,790	46%	$20,998	39%	$(5,208)	(25)%
Third-party and outsourced expenses	15,053	43%	28,615	54%	(13,562)	(47)%
Non-cash stock-based compensation	2,256	7%	1,464	3%	792	54%
Depreciation	876	4%	2,115	4%	(1,239)	(59)%
Total research and development expenses	$33,975	100%	$53,192	100%	$(19,217)	(36)%

Research and development expenses decreased by $19.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The aggregate decrease was driven by a $13.6 million decrease in external development expenses, primarily attributable to the reduction of spend associated with RG-012 during the negotiation and transfer of the program to Sanofi in the second half of 2018. Additionally, the decrease for the year ended December 31, 2018 compared to the year ended December 31, 2017 was attributable to a $5.2 million reduction in personnel and internal expenses, driven primarily by a reduction in costs subsequent our corporate restructurings in May 2017 and July 2018, respectively.

General and administrative expenses
General and administrative expenses were $12.9 million for the year ended December 31, 2018 compared to $17.0 million for the year ended December 31, 2017. This change was primarily driven by severance charges of $1.0 million and non-cash stock-based compensation charges of $2.7 million recorded for the year ended December 31, 2017 in connection with our May 2017 corporate restructuring.
Interest and other expenses, net
Net interest and other expenses were $1.9 million for the year ended December 31, 2018 compared to $2.0 million for the year ended December 31, 2017. Net interest and other expense was primarily driven by interest expense associated with our outstanding secured term loan from Oxford, which we borrowed in June 2016.

Comparison of the years ended December 31, 2017 and 2016
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Years ended December 31,
	2017	2016
Revenue under strategic alliances and collaborations	$72	$1,194
Research and development expenses	53,192	64,305
General and administrative expenses	17,011	18,391
Interest and other (expenses) income, net	(1,971)	(338)

Revenue under strategic alliances and collaborations
The following table summarizes our total revenues for the periods indicated (in thousands):

	Years ended December 31,
	2017	2016
Sanofi	$72	$72
AstraZeneca	$—	$1,122
Total revenues under strategic alliances and collaborations	$72	$1,194
Revenue under strategic alliances and collaborations was $0.1 million for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. Revenue under the AstraZeneca collaboration and license agreement decreased to zero for the year ended December 31, 2017 compared to $1.1 million for the year ended December 31, 2016 as a result of our research period ending in August 2016. As of December 31, 2017, we had approximately $2.0 million of deferred revenue, which consisted of payments received through our strategic alliances that have not yet been recognized in accordance with Topic 605.

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
Interest and other expense, net
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(43,273)	$(58,773)	$(56,882)
Investing activities	46,519	13,936	35,311
Financing activities	(2,830)	43,415	20,552
Total	$416	$(1,422)	$(1,019)
Operating activities
Net cash used in operating activities decreased to $43.3 million for the year ended December 31, 2018, compared to $58.8 million and $56.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. Net cash used in operating activities were primarily attributable to net losses of $48.7 million, $71.9 million and $81.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Adjustments for non-cash charges, including stock-based compensation, decreased to $8.6 million for the year ended December 31, 2018, compared to $11.1 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively. Changes in working capital resulted in net cash used in operating activities of $3.2 million for the year ended December 31, 2018, and net cash provided by operating activities of $2.0 million and $8.1 million for the years ended December 31, 2017 and 2016, respectively.
Investing activities
Net cash provided by investing activities for the periods presented primarily related to the net of purchases, sales and maturities of investments used to fund the day-to-day needs of our business. Net sales and maturities of investments was $46.5 million, $14.3 million and $36.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used for purchases of property and equipment was less than $0.1 million, $0.3 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Financing activities
Net cash used in financing activities was $2.8 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $43.4 million and $20.6 million for the years ended December 31, 2017 and 2016, respectively. Our 2018 financing activities primarily related to $3.3 million of principal payments on our Term Loan. In 2017, financing activities included $43.0 million in net proceeds received from our July 2017 public offering. In 2016, financing activities included $19.8 million in net proceeds from borrowings under our Term Loan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease obligations relating to facility	$5,437	$1,222	$2,358	$1,857	$—
Outstanding secured term loan	16,658	10,540	6,118	—	—
Annual maintenance fees for license agreements	428	63	125	125	115
Total	$22,523	$11,825	$8,601	$1,982	$115
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. If a 10% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding $20.0 million secured term loan from Oxford. As of December 31, 2018, the outstanding principal amount of the term loan was $16.7 million. The term loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall

Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the term loan.

If a 10% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2014-09
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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
San Diego, California
March 18, 2019

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,935	$13,519
Short-term investments	—	46,555
Contract and other receivables	26	373
Prepaid materials, net	4,194	4,783
Prepaid expenses and other current assets	1,140	1,506
Total current assets	19,295	66,736
Property and equipment, net	7,806	9,708
Intangibles, net	500	775
Other assets	326	590
Total assets	$27,927	$77,809
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,714	$5,743
Accrued liabilities	4,184	4,941
Accrued compensation	1,601	1,985
Current portion of term loan, less debt issuance costs	16,575	19,859
Current portion of contract liabilities	2,572	72
Total current liabilities	26,646	32,600
Contract liabilities, less current portion	6	1,921
Deferred rent, less current portion	6,820	8,072
Other long-term liabilities	309	—
Total liabilities	33,781	42,593
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 8,818,019 and 8,662,435 shares issued and outstanding at December 31, 2018 and 2017, respectively	9	9
Additional paid-in capital	386,860	381,199
Accumulated other comprehensive loss	—	(134)
Accumulated deficit	(392,723)	(345,858)
Total stockholders’ (deficit) equity	(5,854)	35,216
Total liabilities and stockholders’ (deficit) equity	$27,927	$77,809
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2018	2017	2016
Revenues:
Revenue under strategic alliances and collaborations	$72	$72	$1,194
Total revenues	72	72	1,194
Operating expenses:
Research and development	33,975	53,192	64,305
General and administrative	12,860	17,011	18,391
Total operating expenses	46,835	70,203	82,696
Loss from operations	(46,763)	(70,131)	(81,502)
Other income (expense):
Interest and other income	459	752	844
Interest and other expense	(2,343)	(2,723)	(1,182)
Loss before income taxes	(48,647)	(72,102)	(81,840)
Income tax (expense) benefit	(62)	197	4
Net loss	$(48,709)	$(71,905)	$(81,836)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments, net	—	(11)	10
Comprehensive loss	$(48,709)	$(71,916)	$(81,826)
Net loss per share, basic and diluted	$(5.59)	$(11.47)	$(18.59)
Weighted average shares used to compute basic and diluted net loss per share	8,718,563	6,269,758	4,401,701
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common stock			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares		Amount
Balance at December 31, 2015	4,388,625		$4	$315,722	$(133)	$(191,515)	$124,078
Issuance of common stock upon exercise of options	7,478		—	310	—	—	310
Stock-based compensation expense	—		—	12,872	—	—	12,872
Issuance of common stock under Employee Stock Purchase Plan	13,806		—	641	—	—	641
Unrealized gain on short-term investments	—		—	—	10	—	10
Net loss	—		—	—	—	(81,836)	(81,836)
Balance at December 31, 2016	4,409,909		$4	$329,545	$(123)	$(273,351)	$56,075
Issuance of common stock upon exercise of options	915		—	4	—	—	4
Stock-based compensation expense	—		—	7,642	—	—	7,642
Issuance of common stock under Employee Stock Purchase Plan	34,945		—	419	—		419
Unrealized loss on short-term investments	—		—	—	(11)	—	(11)
Issuance of common stock, net of $292 of offering costs	4,216,666		5	42,987	—	—	42,992
Cumulative effect of accounting change (ASU 2016-09)	—	—	—	602	—	(602)	—
Net loss	—		—	—	—	(71,905)	(71,905)
Balance at December 31, 2017	8,662,435		$9	$381,199	$(134)	$(345,858)	$35,216
Issuance of common stock upon exercise of options	328		—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	128,840		—	—	—	—	—
Stock-based compensation expense	—		—	5,441	—	—	5,441
Issuance of common stock under Employee Stock Purchase Plan	26,416		—	219	—	—	219
Unrealized gain on short-term investments	—		—	—	134	—	134
Cumulative effect of accounting change (ASU 2014-09)	—		—	—	—	1,844	1,844
Net loss	—		—	—	—	(48,709)	(48,709)
Balance at December 31, 2018	8,818,019		$9	$386,860	$—	$(392,723)	$(5,854)
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(48,709)	$(71,905)	$(81,836)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,262	2,524	2,276
Stock-based compensation	5,441	7,642	12,872
Amortization of premium on investments, net	148	349	666
Other	756	600	1,043
Change in operating assets and liabilities:
Contracts and other receivables	347	1,284	8,364
Prepaid materials	134	394	(616)
Prepaid expenses and other assets	630	2,369	(778)
Accounts payable	(4,029)	(65)	3,123
Accrued liabilities	(1,370)	(492)	(871)
Accrued compensation	(384)	(333)	(74)
Contract liabilities	2,428	(72)	(1,194)
Deferred rent and other liabilities	(927)	(1,068)	143
Net cash used in operating activities	(43,273)	(58,773)	(56,882)
Investing activities
Purchases of short-term investments	—	(55,686)	(65,110)
Sales and maturities of short-term investments	46,541	69,941	101,387
Purchases of property and equipment	(22)	(303)	(913)
Acquisition of intangibles	—	(16)	(53)
Net cash provided by investing activities	46,519	13,936	35,311
Financing activities
Proceeds from issuance of common stock, net	219	43,411	641
Proceeds from borrowing under term loan, net	—	—	19,768
Proceeds from exercise of common stock options	1	4	310
Proceeds from capital lease financing	292	—	—
Principal payments on term loan	(3,342)	—	(167)
Net cash (used in) provided by financing activities	(2,830)	43,415	20,552
Net increase (decrease) in cash and cash equivalents	416	(1,422)	(1,019)
Cash and cash equivalents at beginning of period	13,519	14,941	15,960
Cash and cash equivalents at end of period	$13,935	$13,519	$14,941
Supplemental disclosure of cash flow information
Net changes in restricted cash	$—	$—	$(1,256)
Interest paid	$(2,073)	$(1,944)	$(981)
Income taxes paid	$(1)	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Allowance for tenant improvements	$—	$—	$6,653
Amounts accrued for property and equipment	$—	$11	$292

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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $407.5 million. As of December 31, 2018, we had approximately $13.9 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 9) have been classified as a current liability as of December 31, 2018 and 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K.
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

Milestone Payments
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of an arrangement, the associated milestone value is included in the transaction price. Milestone payments that are contingent upon the achievement of events that are uncertain or not controllable, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and therefore not included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we evaluate the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which could affect license, collaboration or other revenues and earnings in the period of adjustment.
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

Short-Term Investments
We carry short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Our short-term investments have historically consisted of both Level 1 and Level 2 financial instruments in the fair value hierarchy. We record unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. We determine the realized gains or losses of available-for-sale securities using the specific identification method and include net realized gains and losses in interest income.
At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. We consider factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When we determine that a decline in the fair value below its cost basis is other-than-temporary, we recognize an impairment loss in the year in which the other-than-temporary decline occurred. We determined that there were no other-than-temporary declines in the value of short-term investments for the years ended December 31, 2018 or 2017.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents and short-term investments with two highly accredited financial institutions. We have historically invested our excess cash primarily in certificates of deposit and debt instruments of financial institutions and corporations, United States Treasury securities and United States government-sponsored enterprise securities. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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

Intangibles
We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 8 years at December 31, 2018.
We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement. At December 31, 2018 we did not have any licenses capitalized in our balance sheet.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2018, 2017 or 2016.

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

Corporate Restructuring
In July 2018 and May 2017, respectively, we implemented corporate restructurings to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs.
In connection with our July 2018 restructuring, we reduced our workforce by approximately 60%. We recorded net charges of approximately $0.8 million for employee severance and other related termination benefits and less than $0.1 million in net one-time, non-cash stock-based compensation charges due to the acceleration of outstanding stock options, in accordance with executive employment agreements, partially offset by the reversal of expense previously recognized for stock options that were cancelled upon termination. All payments associated with the corporate restructuring were paid in full by the end of the third quarter of 2018.
In connection with our May 2017 restructuring, we reduced our total workforce by approximately 30% percent. We completed the workforce reduction in June 2017. We recorded charges of approximately $3.2 million for employee severance and other related termination benefits in the second quarter of 2017, including $1.3 million in net charges related to adjustments to non-cash stock-based compensation. All payments associated with the corporate restructuring were paid in full by the end of the second quarter of 2017.
Recent Accounting Pronouncements
As disclosed above, effective January 1, 2018, we adopted Topic 606. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. As part of our adoption efforts, we have completed the assessment of our collaboration and license agreements under Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $1.8 million to reflect the impact of the adoption of Topic 606. The cumulative adjustment relates primarily to our agreement with Sanofi which is described further in Note 5.
Below is a summary of the affected line items of the condensed balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue (contract liabilities), non-current	1,921	(1,844)	77
Accumulated deficit	(345,858)	1,844	(344,014)
There we no impact on revenue recognized in 2018 as a result of the adoption of Topic 606.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs have been issued to clarify various elements of the guidance. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We expect to elect the standard’s package of practical expedients on adoption, which allows us to carry forward our historical assessment of whether existing agreements contain a lease and the classification of our existing lease agreements. We anticipate the most significant impact from the standard will be the requirement to record a right-of-use asset and corresponding lease liability on the balance sheet for our operating lease. We are in the process of quantifying the impact to the financial statements once the standard is effective for the Company in the first quarter of 2019.
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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC Topic 740 Income Taxes, or “ASC 740”. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for Tax Act-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We completed our evaluation and there is no impact to our December 31, 2018 financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates and modifies the disclosure requirements on fair value measurements in Topic 820, primarily in relation to Level 3 fair value measurements. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on our financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements, which clarifies the interaction between Topic 808, Collaborative Arrangements and Topic 606, including clarification around certain transactions between collaborative arrangement participants and adding unit-of-account guidance to Topic 808. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on our financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of options and restricted stock units outstanding under our equity plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of zero and 245,488 shares attributable to common stock options and restricted stock units for the years ended December 31, 2018 and 2017, respectively, and 462,628 shares attributable to common stock options for the year ended December 31, 2016.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. treasury and have held such investments until we had recovered our amortized cost basis. As of December 31, 2018, our cash balance was comprised entirely of cash and cash equivalents.
The following table summarizes our short-term investments as of December 31, 2017 (in thousands):

	Maturity (in years)	Amortized cost	Unrealized		Estimated fair value
			Gains	Losses
As of December 31, 2017
Corporate debt securities	1 or less	$32,922	$—	$(55)	$32,867
Certificates of deposit	1 or less	8,216	—	—	8,216
U.S. treasury securities	1 or less	$3,996	$—	$(18)	$3,978
U.S. government-sponsored enterprise securities	1 or less	$1,498	$—	$(4)	$1,494
Total		$46,632	$—	$(77)	$46,555
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
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 (in thousands):

	Fair value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,173	$11,173	$—	$—
	$11,173	$11,173	$—	$—

	Fair value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,847	$10,847	$—	$—
Corporate debt securities	32,867	—	32,867	—
Certificates of deposit	8,216	—	8,216	—
U.S. treasury securities	3,978	—	3,978	—
Debt securities of U.S. government-sponsored agencies	1,494	—	1,494	—
	$57,402	$10,847	$46,555	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We generally determine the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Refer to Note 3 for information regarding our investments.
5. Strategic Alliances and Collaborations
The following table summarizes our total revenues from our strategic alliances and collaborations during the periods presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Sanofi	$72	$72	$72
AstraZeneca	—	—	1,122
Total	$72	$72	$1,194

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
In June 2013, the original research term expired, upon which we and Sanofi entered into an option agreement pursuant to which Sanofi was granted an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs and we were granted the exclusive right to negotiate with Sanofi for co-development and commercialization of certain miR-21 anti-miRs in oncology and Alport syndrome. In July 2013, we received an upfront payment of $2.5 million, of which $1.25 million is creditable against future amounts payable by Sanofi to us under any future co-development and commercialization agreement we enter pursuant to the option agreement. Revenue associated with the creditable portion of this option payment was deferred as of December 31, 2017, and recorded as an adjustment to accumulated deficit upon our adoption of Topic 606 on January 1, 2018. The non-creditable portion of this payment, $1.25 million, was recognized as revenue over the option period from the effective date of the option agreement in June 2013 through the expiration of the option period in January 2014.
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for HCC. We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chose to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2018, contract liability associated with the Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately one year.
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. In

November 2018, we received $2.5 million of the approximately $6.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment. We determined the amount constituted a contract liability as of December 31, 2018 under Topic 606, as the performance obligation conditions had not been satisfied as of that date.
We are eligible to receive milestone payments of up to $38.8 million for proof-of-concept option exercise fees (net of $1.25 million creditable, as noted above), $40.0 million for clinical milestones and up to $130.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales of any products from the miR-221/222 program which, in the case of sales in the United States, will be in the middle of the 10 to 20% range, and, in the case of sales outside of the United States, will range from the low end to the middle of the 10 to 20% range, depending upon the volume of sales. If we exercise our option to co-promote a miR-221/222 product, we will continue to be eligible to receive royalties on net sales of each product in the United States at the same rate, unless we elect to share a portion of Sanofi’s profits from sales of such product in the United States in lieu of royalties.
AstraZeneca
In August 2012, we entered into a collaboration and license agreement with AstraZeneca. Under the terms of the agreement, we agreed to collaborate with AstraZeneca to identify, research and develop compounds targeting three microRNA alliance targets primarily in the fields of cardiovascular diseases, metabolic diseases and oncology. Pursuant to the agreement, we granted AstraZeneca an exclusive, worldwide license to develop, manufacture and commercialize lead compounds designated by AstraZeneca in the course of the collaboration activities against the alliance targets for all human therapeutic uses. Under the terms of the agreement we were required to use commercially reasonable efforts to perform all research, development and manufacturing activities described in the research plan, at our cost, until the acceptance of an IND or the end of the research term, which expired in August 2016.
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
In June 2017, AstraZeneca delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) will revert back to us. In accordance with the Agreement, the termination was to become effective in June 2018, 12 months following the date of delivery of the notice by AstraZeneca. In May 2018, AstraZeneca requested to extend the termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving RG-125(AZD4076). The new termination effective date pursuant to the extension is June 2019.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$8,163	$8,430
Computer equipment and software	281	281
Furniture and fixtures	706	706
Leasehold improvements	8,550	8,550
	17,700	17,967
Less accumulated depreciation and amortization	(9,894)	(8,259)
Property and equipment, net	$7,806	$9,708
Depreciation and amortization of property and equipment of $2.2 million, $2.4 million and $2.2 million was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2018	2017
Patents	$721	$871
Licenses	—	379
	721	1,250
Accumulated amortization	(221)	(475)
Intangibles, net	$500	$775

Intangible asset amortization of $0.1 million was recorded for each of the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of these intangible assets over the next five years is expected to be less than $0.1 million per year.
8. Commitments and Contingencies
Operating Lease
In July 2015, we entered into an operating lease agreement (the "Lease") for an office and laboratory facility in San Diego, California, for a term of 96 months from the lease commencement date, and moved our headquarters into this facility in May 2016. In conjunction with the Lease, we received $1.4 million in August 2015 for assistance with costs associated with the relocation of our corporate headquarters. These funds were received for a specific and limited purpose, and therefore were classified as restricted cash and tenant incentive obligation on our balance sheet. The restricted cash balance was zero as of December 31, 2018 and 2017. In addition, the Lease provided a tenant improvement allowance of up to $8.5 million, which was to be used for non-structural leasehold improvements. The improvements were complete in the second half of 2016, with approximately $8.2 million of the allowance having been used. The $0.3 million unused tenant improvement allowance was applied as a credit against future rent payments. The $1.4 million tenant incentive and $8.2 million tenant improvement allowance were classified as deferred rent on our balance sheet and are being amortized against rent expense on a straight-line basis over the term of the lease.
Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.4 million and $1.2 million, respectively. We account for the difference between the minimum lease payments and the straight-line amount as deferred rent. Deferred rent under the Lease was $8.0 million and $9.3 million as of December 31, 2018 and 2017, respectively. We also pay property taxes, maintenance and insurance, which are expensed as incurred. The Lease includes an option to extend the lease term for an additional 5 year period subsequent to the lease expiration date.
The future minimum payment summary below includes amounts payable over the remaining period of the Lease.
As of December 31, 2018, aggregate future annual minimum lease payments for the Lease are as follows (in thousands):

2019	$2,654
2020	2,733
2021	2,815
2022	2,901
2023	2,986
Thereafter	1,005
$15,094

License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.

9. Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford" or sometimes referred to as the “Lender”), pursuant to which Oxford agreed to lend us up to $30.0 million, issuable in two separate term loans of $20.0 million (the "Term A Loan") and $10.0 million (the "Term B Loan"). On June 22, 2016, we received $20.0 million in proceeds from the Term A Loan, net of debt issuance costs. The ability to borrow on the Term B Loan expired on March 31, 2017, and no amounts were borrowed under the Term B Loan. We refer to all amounts outstanding under the Loan Agreement as the Term Loan.
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

In August 2018, we and Oxford entered into an amendment to our Loan Agreement, providing for a modification of the loan amortization period. Under the terms of the amendment, principal amortization and repayment was deferred between August 2018 through October 2018, and during this period, we were required to make payments of interest-only. Amortization payments recommenced in November 2018. There were no changes to the maturity date of the Term Loan, which is June 2020. Pursuant to the amendment, we granted the Lender a security interest in our intellectual property as additional collateral for the repayment of the Term Loan.
In November 2018, and in connection with the 2018 Sanofi Amendment, we entered into a fourth amendment to the Term Loan with the Lender (the "Fourth Amendment"). Under the terms of the Fourth Amendment, the Lender has consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of certain of our intellectual property, as required to be delivered to Sanofi under the 2018 Sanofi Amendment (the “Assigned Assets”), which previously served as collateral under the loan and security agreement, and has released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License. Under the terms of the Fourth Amendment, we now have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. In accordance with this term, we prepaid $0.6 million in November 2018 pursuant to our receipt of $2.5 million in Upfront Amendment Payments in November 2018. We will be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment. Under the Fourth Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million, if we have not received net proceeds of at least $15.0 million from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities or (b) upfront or milestone payments in connection with a joint venture, collaboration or other partnering transaction, other than pursuant to the Sanofi License (the receipt of such net proceeds, a “Capital Event”), or (ii) $5.0 million if a Capital Event has occurred.
The maturity date of the Term Loan remains unchanged and the Term Loan is required to be paid in full on June 1, 2020.

We may use the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of December 31, 2018 and 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K and as of December 31, 2018 we were in compliance with all covenants under the Loan Agreement.
As of December 31, 2018, $16.6 million was outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2019	$10,540
2020	6,118
$16,658
10. Common Stock and Stockholders’ Equity

Common Stock
As of December 31, 2018, there were 8,818,019 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

Reverse Stock Split

On October 2, 2018, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The Nasdaq Global Market. At the effective time of the reverse stock split, 5:00 p.m. on October 3, 2018, each 12 shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. All of our stock options and RSUs outstanding immediately prior to the reverse stock split were proportionately adjusted. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, and per share amounts contained in these financial statements have been retrospectively adjusted.

Exchange Offer
On October 15, 2018, we filed a tender offer statement on Schedule TO with the Securities and Exchange Commission related to an offer by us to certain eligible optionholders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of our common stock for new RSUs (the "Exchange Offer"). The Exchange Offer expired at 5:00 p.m., U.S. Pacific Time, on November 11, 2018.
An option holder was eligible to exchange their options (an “Eligible Holder”) if:

•
on the date the Exchange Offer commenced, either an optionholder was employed by us (each, an “Employee”) or is a non-employee member (each, a “Non-Employee Director”) of our board of directors and has not been notified by us that such optionholder’s employment or service relationship with us is being terminated; and

•
such optionholder continued to be an Employee or serve as a Non-Employee Director and had not submitted a notice of resignation or received a notice of termination, as of the first business day following the Expiration Time (as defined in the Exchange Offer).

An option was eligible for exchange (an “Eligible Option”) if it:

•	was held by an Eligible Holder;

•	had an exercise price equal to or greater than $4.56 (and an exercise price greater than the closing price of our common stock on the last business day before the Expiration Time); and

•	was granted under our 2009 Equity Incentive Plan, 2012 Equity Incentive Plan or 2015 Inducement Plan.

The exchange ratio for each Eligible Option was determined using the Black-Scholes option pricing model and was based on, among other things, the fair market value of a share of our common stock, the volatility of our common stock, U.S. treasury rates, the exercise prices of the Eligible Options, the remaining terms of the Eligible Options and the term of the new RSUs. For purposes of determining the fair value of Eligible Options, the fair market value of a share of our common stock was determined based on the trailing 20-day volume weighted average price (the “20-Day VWAP”). The 20-Day VWAP represents the simple arithmetic average of the daily VWAPs over the 20 consecutive trading days beginning on October 15, 2018 and ending on the last business day prior to the Expiration Time. For purposes of determining the fair value of the new RSUs, the fair market value of a share of our common stock was determined based on the closing trading price of a share of our common stock on Nasdaq on the last business day prior to the Expiration Time. In no event was an Eligible Optionholder be eligible to receive more new RSUs than the number of shares underlying the number of Eligible Options. There were a total of 915,009 options eligible for exchange in the Exchange Offer by 31 eligible optionholders, all of which were exchanged for 603,058 RSUs. Of the 603,058 RSUs issued in the Exchange Offer, 514,955 contain certain performance conditions requisite for vesting commencement. Incremental stock-based compensation cost associated with the Exchange Offer was $0.4 million.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2018:

Common stock options outstanding	59
Restricted stock units outstanding	601
Common stock available for future grant under the 2012 Plan	454
Common stock available for future grant under the Inducement Plan	83
Employee Stock Purchase Plan	156
Total common shares reserved for future issuance	1,353
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2018 (shares in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2017	887	$53.24
Granted	603	$11.70
Exercised	(1)	$4.56
Canceled/forfeited/expired	(1,430)	$36.06
Options outstanding at December 31, 2018	59	$45.60	6.3	$—
Exercisable at December 31, 2018	35	$63.39	4.6	$—
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2018, 2017 and 2016 was $8.63, $11.73 and $39.54, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million during the years ended December 31, 2018 and 2017, and $0.2 million during the year ended December 31, 2016. Cash received from the exercise of stock options was less than $0.1 million for the years ended December 31, 2018 and 2017 and approximately $0.3 million for the year ended December 31, 2016.
The total compensation cost related to stock options not yet recognized was $0.1 million as of December 31, 2018. The weighted-average period over which this expense is expected to be recognized is approximately 1.4 years.

The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2018 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2017	35	$10.68
Granted	705	$1.84
Vested	(128)	$5.49
Canceled/forfeited/expired	(11)	$6.32
RSUs outstanding at December 31, 2018	601	$1.50	3.4	$559
The total compensation cost related to non-vested RSUs not yet recognized was $3.8 million as of December 31, 2018. The weighted-average period over which this expense is expected to be recognized is approximately 3.4 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2018	2017	2016
Stock options
Risk-free interest rate	2.7%	2.0%	1.5%
Volatility	87.8%	89.4%	82.7%
Dividend yield	—	—	—
Expected term (years)	6.1	6.1	6.0
Performance stock options
Risk-free interest rate	2.7%	2.1%	1.4%
Volatility	87.4%	89.2%	82.4%
Dividend yield	—	—	—
Expected term (years)	5.7	5.7	5.9
Employee stock purchase plan shares
Risk-free interest rate	1.9%	0.9%	0.5%
Volatility	100.6%	105.6%	93.7%
Dividend yield	—	—	—
Expected term (years)	0.5	0.5	0.5
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
Forfeitures - We account for forfeitures as they occur.

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented, including the adjustments to stock-based compensation expense associated with our July 2018 and May 2017 corporate restructuring (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development	$2,225	$2,862	$5,458
Research and development-restructuring related adjustments	31	(1,399)	—
General and administrative	3,199	3,500	7,414
General and administrative-restructuring related adjustments	(15)	2,679	—
Total	$5,440	$7,642	$12,872
In connection with our May 2017 corporate restructuring we recorded a reversal of stock-based compensation in research and development expenses of $1.4 million as a result of the cancellation of unvested stock options. Additionally, we recorded additional stock-based compensation in general and administrative expenses of $2.7 million as a result of termination provisions within certain employment agreements. Net amounts recorded in connection with our July 2018 corporate restructuring were less than $0.1 million.
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2018, 87,913 shares of our common stock had been issued under the 2012 Purchase Plan, with 26,417 shares of common stock issued for the year ended December 31, 2018. Under the 2012 Purchase Plan, 155,056 shares of our common stock were reserved for future issuance and have been authorized for purchase as of December 31, 2018.
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
Under the Inducement Plan, options were granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months. One hundred percent of options issued under the Inducement Plan were exchanged by eligible optionholders in the Exchange Offer.
As of December 31, 2018, 83,333 shares were reserved for future issuance under the Inducement Plan.
11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 25% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
12. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$(26)	$(143)	$—
State	1	1	1
	(25)	(142)	1
Deferred:
Federal	87	(55)	(5)
State	—	—	—
	87	(55)	(5)
Income tax expense (benefit)	$62	$(197)	$(4)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2018	2017	2016
Expected income tax benefit at federal statutory tax rate	$(10,216)	$(24,515)	$(27,826)
State income taxes, net of federal benefit	(3,005)	1	(1,152)
Tax credits	(3,666)	(5,151)	(5,447)
Change in valuation allowance	12,706	(8,705)	31,990
Adjustments related to prior year	441	1	(1,320)
Stock compensation	251	1,135	2,458
Reserve for uncertain tax positions	3,596	311	1,314
Tax Cuts and Jobs Act rate change	—	36,249	—
Other	(45)	477	(21)
Income tax expense (benefit)	$62	$(197)	$(4)

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$74,965	$66,549
Research and development and other tax credits	33,121	29,702
Deferred revenue	16	419
Stock compensation expense	5,033	4,238
Other	2,027	2,196
Total deferred tax assets	115,162	103,104
Total deferred tax liabilities	(176)	(408)
Net deferred tax asset	114,986	102,696
Valuation allowance	(114,960)	(102,641)
Net deferred tax asset	$26	$55
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $115.0 million.
As of December 31, 2018, we had federal and California tax NOL carryforwards of $305.3 million and $255.5 million, respectively, which begin to expire in 2030 and 2031. Upon adoption of ASU 2016-09 during 2017, the balance of the unrecognized excess tax benefits of $7.7 million has been reversed with the impact recorded to accumulated deficit, offset by a corresponding change in the valuation allowance. As of December 31, 2018, we also had federal and California research and development tax credit carryforwards of $30.9 million and $8.8 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely.

The future utilization of our research and development credit carryforwards and NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the Act) limits a company’s ability to utilize certain tax credit carryforwards and NOL carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act.
On December 22, 2017, the Tax Act was enacted into law. The Tax Act made significant changes to U.S tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax, or "AMT" and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1.0 million. As a result of the rate reduction, we have reduced the deferred tax asset balance as of December 31, 2017 by $36.2 million. Due to our full valuation allowance position, we have also reduced our valuation allowance by the same amount.

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
The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance of unrecognized tax benefits	$4,421	$5,632	$2,298
Increase (decrease) for prior year tax positions	5,961	(2,466)	1,991
Increase for current year tax positions	4,318	1,255	1,343
Total	$14,700	$4,421	$5,632
Included in unrecognized tax benefits of $14.7 million at December 31, 2018 was $11.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2010 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2018, 2017 and 2016, we have not recognized any interest or penalties related to income taxes.
13. Related Party Transactions
We have entered into certain agreements with related parties in the ordinary course of business to license intellectual property and to procure research and development support services.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we engaged Sanofi Deutschland to manufacture RG-012 drug product and perform stability studies on our behalf. Expenses incurred under the agreement for services performed or out-of-pocket expenses were less than $0.1 million for the years ended December 31, 2018 and 2017, respectively, and $0.9 million for the year ended December 31, 2016.
14. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2018 and 2017 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2018
Total revenues	$18	$18	$18	$18
Total operating expenses	(15,601)	(13,362)	(9,872)	(8,000)
Net loss	(16,025)	(13,847)	(10,273)	(8,563)
Net loss per share, basic and diluted (1)	$(1.85)	$(1.59)	$(1.18)	$(0.98)
2017
Total revenues	$18	$18	$18	$18
Total operating expenses	(19,711)	(21,335)	(15,433)	(13,724)
Net loss	(20,021)	(21,608)	(15,828)	(14,448)
Net loss per share, basic and diluted (1)	$(4.53)	$(4.87)	$(2.11)	$(1.67)
(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.
15. Subsequent Events

Fifth Amendment to Loan and Security Agreement

On January 31, 2019, we entered into a fifth amendment to our Loan and Security Agreement (the "Fifth Amendment") with Oxford Finance LLC, as the collateral agent and a Lender, dated June 17, 2016, as amended, pursuant to which the Lender lent us $20.0 million in a term loan. Under the terms of the Fifth Amendment, our required monthly payment to the Lender for the month of February 2019 was comprised of interest only. The maturity date of the Term Loan remains unchanged and the Term Loan is required to be paid in full on June 1, 2020.

Sixth Amendment to Loan and Security Agreement

On March 7, 2019 we entered into a sixth amendment to our Loan and Security Agreement (the "Sixth Amendment") with Oxford Finance LLC, as the collateral agent and a Lender, dated June 17, 2016, as amended, pursuant to which the Lender lent us $20.0 million in a term loan. Under the terms of the Sixth Amendment, our required monthly payment to the Lender for the month of March 2019 was comprised of interest only. Amortization payments will recommence in April 2019. The maturity date of the Term Loan remains unchanged and the Term Loan is required to be paid in full on June 1, 2020.

Corporate Headquarters Lease Agreements

On February 25, 2019, we entered into a lease agreement (the "Lease") with ARE-SD Region No. 44 LLC ("Landlord"), for the lease of approximately 24,562 square feet of rentable area of the building located at 10628 Science Center Drive, San Diego, California, 92121 (the "Premises"), which Premises are currently occupied by Nitto Biopharma, Inc. ("Nitto"). The commencement date of the Lease is expected to be on or before April 1, 2019 (the “Commencement Date”). We expect to use the Premises as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Lease (“Initial Term”) is 51 months, ending June 30, 2023 (assuming an April 1, 2019 Commencement Date). The aggregate base rent due over the Initial Term is approximately $4.8 million (without giving effect to certain rent abatement terms). We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities costs for the building.

On February 25, 2019, we and Landlord entered into a second amendment (the “Lease Amendment”) to the lease dated July 31, 2015, as amended, between us and Landlord (the “Prior Lease”) for the lease of approximately 59,248 square feet located at 10614 Science Center Drive, San Diego, California 92121. Under the terms of the Lease Amendment, the expiration date of the Prior Lease will be accelerated from April 30, 2024 to April 1, 2019 and the Prior Lease will terminate upon the Commencement Date of the Lease. The Lease Amendment will eliminate all further rents due under the Prior Lease, including aggregate base rent over its remaining term of approximately $14.4 million.

On February 19, 2019, we entered into an agreement, the “Space Swap Agreement", with Nitto, pursuant to which we agreed, contingent upon the execution of the Lease and the termination of the Prior Lease, to, among other things, (i) swap buildings with Nitto on or about the Commencement Date, and (ii) sell, convey and transfer all right, title and interest in certain furniture, fixtures and equipment to Nitto, as set forth in the Space Swap Agreement. Under the Space Swap Agreement, we will pay to Nitto (a) a relocation assistance payment in the amount of $0.1 million; (b) $0.2 million representing the difference between the security deposits under the Prior Lease and Nitto’s prior lease, and (c) $1.3 million as reimbursement for the six monthly installments of base monthly rent due pursuant to the new lease between Nitto and Landlord, subject to certain adjustments, which reimbursements are to be paid as rent comes due for Nitto under its new lease.

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
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.
Opinion on Internal Control over Financial Reporting
We have audited Regulus Therapeutics Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Regulus Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Diego, California
March 18, 2019
Item 9B.    Other Information

On March 13, 2019, Timothy Wright, M.D. resigned from his position as Chief Research & Developer Officer of the Company, effective March 15, 2019, to pursue other business opportunities.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than April 30, 2019, and is incorporated herein by reference.
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on October 2, 2018).

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

10.25†
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on August 7, 2013).

10.26†
Second Amended and Restated Collaboration and License Agreement dated February 5, 2014 between the Registrant and Sanofi (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 28, 2014).

10.27†
Letter Agreement, dated as of January 30, 2015, by and between the Registrant and AstraZeneca AB (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 8, 2015).

10.28†
Licensing Agreement, dated as of May 7, 2010, by and between the Registrant and ETH Zurich (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 23, 2016).

10.29
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

10.30
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.31†
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.32*
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2018).

10.33*
Timothy Wright, Ph.D., Yearly Discretionary Base Salary Increase, effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2018).

10.34*
Daniel R. Chevallard, Yearly Discretionary Base Salary Increase, effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2018).

10.35
Letter Agreement, dated May 8, 2018, by and between the Registrant and AstraZeneca AB (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 9, 2018).

10.36†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.37	Fourth Amendment to Loan and Security Agreement, dated November 5, 2018, by and between the Registrant and Oxford Finance LLC.

10.38†	First Amendment to Second Amended and Restated Collaboration and License Agreement, dated November 5, 2018, by and between the Registrant and Sanofi.

10.39
Common Stock Sales Agreement, dated December 12, 2018, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 12, 2018).

10.40
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.41	Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC.

10.42	Agreement, dated February 19, 2019, by and between the Registrant and Nitto Biopharma, Inc..

10.43	Second Amendment to Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC.

10.44	Sixth Amendment to Loan and Security Agreement, dated March 7, 2019, by and between the Registrant and Oxford Finance LLC.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: March 18, 2019	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Daniel R. Chevallard
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

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 18, 2019

/s/ Daniel R. Chevallard	Chief Financial Officer
Daniel R. Chevallard	(Principal Financial and Accounting Officer)	March 18, 2019

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 18, 2019

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 18, 2019

/s/ Kathryn Collier
Kathryn Collier	Director	March 18, 2019

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 18, 2019

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 18, 2019

/s/ Pascale Witz
Pascale Witz	Director	March 18, 2019