Form 10-K/A
period 2018-12-31
Regulus Therapeutics Inc.
filed 2019-04-29
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K/A
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
Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)
          ___________________________________________________________

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10628 Science Center Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 202-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market
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
None.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Regulus Therapeutics Inc. for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. We are also amending Item 15 of Part IV of the Original Filing to reflect the correct location of Exhibit 4.2 in our prior filings with the SEC.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Regulus Therapeutics Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

On October 2, 2018, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. At the effective time of the reverse stock split, 5:00 p.m. on October 3, 2018, each 12 shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. All of our stock options and restricted stock units (“RSUs”) outstanding immediately prior to the reverse stock split were proportionately adjusted. All issued and outstanding common stock, options exercisable for common stock, RSUs, and per share amounts contained in this Amendment have been retrospectively adjusted.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
DIRECTORS
Our Board of Directors (“Board of Directors” or “Board”) currently consists of seven directors. The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Position Held With the Company
Dr. Stelios Papadopoulos	70	Chairman of the Board of Directors
Kathryn J. Collier	51	Director
Dr. David Baltimore	81	Director
Mr. Joseph P. Hagan	50	Director, President and Chief Executive Officer
Dr. William H. Rastetter	71	Director
Dr. Hugh Rosen	60	Director
Ms. Pascale Witz, MBA, MSc	52	Director

Stelios Papadopoulos, Ph.D. Chairman of the Board, has served on our Board of Directors since our conversion to a corporation in January 2009 and as our Chairman since June 2013, and prior to that was a director of Regulus Therapeutics LLC since July 2008. Since 1994, Dr. Papadopoulos has served as a director and, since 1998, as Chairman of the Board for Exelixis, Inc., a publicly held biotechnology company, which he co-founded. Since July 2008, Dr. Papadopoulos has served as a member of the board of directors of Biogen Inc. (formerly Biogen Idec Inc.), a publicly held biopharmaceutical company, and has served as its chairman of the board of directors since June 2014. From 2003 to 2018, Dr. Papadopoulos served as a member of the board of directors of BG Medicine, Inc., a publicly-held life sciences company. From 2000 to 2006, Dr. Papadopoulos served as Vice Chairman with Cowen and Co., LLC, an investment banking firm. From 1987 to 2000, Dr. Papadopoulos served in several positions with PaineWebber, Incorporated, most recently as Chairman of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology. Dr. Papadopoulos holds an M.S. in Physics, a Ph.D. in Biophysics and an MBA in Finance from New York University. We selected Dr. Papadopoulos to serve on our Board of Directors due to his knowledge and expertise regarding the biotechnology and healthcare industries, his broad leadership experience on various boards and his experience with financial matters.
David Baltimore, Ph.D. has served on our Board of Directors since our conversion to a corporation in January 2009, and prior to that was a director of Regulus Therapeutics LLC since November 2007. Since 2006, Dr. Baltimore has served as President Emeritus and Robert Andrews Millikan Professor of Biology at the California Institute of Technology, and before that from 1997 to 2006, Dr. Baltimore served as President of the California Institute of Technology. From 1968 to 1972, Dr. Baltimore served as an associate professor at the Massachusetts Institute of Technology, and from 1972 to 1997 was a professor at the Massachusetts Institute of Technology. From 1990 to 1994, Dr. Baltimore served as professor at The Rockefeller University where he also served as the President from July 1990 to December 1991. Since 1997, Dr. Baltimore has served as a director of Amgen Inc., a publicly held biotechnology company, and also serves as a director of Immune Design Corp., a publicly held biotechnology company. In 1975, Dr. Baltimore received the Nobel Prize in Medicine as a co-recipient. Dr. Baltimore holds a Ph.D. in Biology from The Rockefeller University and a B.A. with High Honors in Chemistry from Swarthmore College. We selected Dr. Baltimore to serve on our Board of Directors due to the many years Dr. Baltimore has spent in scientific academia, which has provided him with a deep understanding of our industry and our activities.
Kathryn “Kate” J. Collier has served on our Board of Directors since April 2018. Ms. Collier presently serves as the Chief of Strategy and Origination for Sempra LNG, a wholly-owned subsidiary of Sempra Energy, a publicly-traded energy services holding company whose subsidiaries provide electricity, natural gas and value-added products and services. In this position, Ms. Collier oversees the finance, accounting, technology and human resource organizations. Prior to joining Sempra Energy in 2012, Ms. Collier held several executive positions within global corporate and investment banking at Bank of America Merrill Lynch. Ms. Collier currently serves on the boards of two Sempra electric utility subsidiaries: Luz del Sur, based in Lima, Peru, and Chilquinta Energia, based in Valparaiso, Chile. Ms. Collier holds a bachelor’s degree in accounting from Valparaiso University, Valparaiso, Indiana. We selected Ms. Collier to serve on our Board of Directors due to her extensive financial and operational experience, her experience in investment banking and her corporate governance experience with various boards.
Joseph “Jay” Hagan has served as our President and Chief Executive Officer and principal executive officer since May 2017. Mr. Hagan previously served as our Chief Operating Officer, principal financial officer and principal accounting officer from January 2016 to May 2017. From June 2011 through December 2015, Mr. Hagan served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. From September 1998 to April 2008, Mr. Hagan served as Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures Fund, Mr. Hagan served as Head of corporate development for Amgen Inc. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Mr. Hagan has served on the board of directors of Zosano Pharma, a publicly traded biotechnology company, since May 2015 and on the board of Aurinia Pharmaceuticals, Inc., since

February 2018. He received an M.B.A. from Northeastern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego. We selected Mr. Hagan to serve on our board because we believe his expertise in business development, commercialization and financing of public companies qualify him to serve on our Board of Directors.
William H. Rastetter, Ph.D. has served on our Board of Directors since April 2013. From 2006 to February 2013, Dr. Rastetter served as a partner in the venture capital firm, Venrock. He served as Chief Executive Officer of IDEC Pharmaceuticals from December 1986 through November 2003, and as Chairman from May 1996 to November 2003. Upon the merger of IDEC Pharmaceuticals and Biogen in November 2003, Dr. Rastetter served as Executive Chairman of Biogen Idec until the end of 2005. Dr. Rastetter served as chairman of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its chairman until the sale of the publicly held company to Celgene in 2015. Currently, he has served as the chairman of the board of directors of Fate Therapeutics, Inc., a publicly held biotechnology company, since November 2011; chairman of the board of directors of Neurocrine Biosciences, Inc., a publicly held biotechnology company, since May 2011 and on its board of directors since February 2010; on the board of directors of Grail, Inc., a privately-held company, since January 2016, and as its chairman from August 2017 to November 2018. Dr. Rastetter served on the board of directors of Cerulean Pharma Inc., a publicly held biotechnology company since January 2014, as its lead independent director from April 2014 to June 2016, and as its chairman from June 2016 until July 2017 when Cerulean and Daré Bioscience Inc. completed a reverse merger and he currently serves on the board of the surviving company, Daré Bioscience Inc., a publicly-traded company. In addition, he serves as an advisor to Leerink Partners, a healthcare-focused investment bank, and as an advisor to Illumina Ventures. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University. We believe that Dr. Rastetter’s knowledge and expertise regarding the biotechnology industry and his leadership experience on various biotechnology company boards of directors qualifies him to serve on our Board of Directors.
Hugh Rosen, M.D., Ph.D. has served on our Board of Directors since June 2016. Since April 2017, Dr. Rosen has served as the President and Chairman of the Board of Activx Biosciences, Inc., a wholly owned biopharmaceutical subsidiary of Kyorin Pharmaceutical Co., Ltd. From 2002 until March 2017, Dr. Rosen served as a Professor of Chemical Physiology at The Scripps Research Institute (TSRI) in La Jolla, California where he focused on pursuing his primary interests in lymphocyte trafficking and barrier regulation by signaling lipids, and contributing towards the development of translational infrastructure at TSRI. He also served as Chairman of the Committee for Advanced Human Therapeutics of TSRI. Prior to joining The Scripps Research Institute, Dr. Rosen served in various capacities with Merck Research Laboratories most recently serving as Executive Director in Immunology, Rheumatology and Infectious Diseases and Chair of the Worldwide Business Strategy Team for Antibacterials and Antifungals, reporting to the Management Committee. Dr. Rosen was a scientific founder of Receptos, Inc., now a wholly owned biopharmaceutical subsidiary of Celgene Corporation, and of Blackthorn Therapeutics. He received his M.D. from the University of Cape Town, South Africa and his Ph.D. in Physiological Sciences from Oxford. We believe that Dr. Rosen is qualified to serve on our Board of Directors due to the many years Dr. Rosen has spent in scientific academia as well as the biopharmaceutical industry, which has provided him with a deep understanding of our industry and our activities.
Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. Commencing in 1996, Ms. Witz was employed in positions of increasing responsibility with GE Healthcare, most recently serving as the President and CEO of Medical Diagnostics from March 2009 through June 2013. Ms. Witz has served on the board of Perkin Elmer, a publicly-held global scientific technology and life science research company, since October 2017; Horizon Pharma, a publicly-held pharmaceutical company, since August 2017 and Fresenius Medical Care AG & Co. KGaA, a publicly-held world leader dialysis company, From May 2016 to April 2018, Ms. Witz served on the board of Savencia SA, a publicly held global food and dairy company. Ms. Witz received her MSc in Life Sciences & Engineering from the Institut National des Sciences Appliquées de Lyon, France and an MBA from INSEAD, Fontainebleau, France. She was also a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France. We believe that Ms. Witz is qualified to serve on our Board of Directors due to the many years she has spent in the biopharmaceutical industry, which has provided her with a deep understanding of our industry and our activities.
EXECUTIVE OFFICERS
The following table sets forth our current executive officers, their ages, and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
Joseph “Jay” Hagan	50	President and Chief Executive Officer
Daniel R. Chevallard	39	Chief Financial Officer
Christopher Aker	58	Senior Vice President and General Counsel
Mr. Hagan’s biographical information is set forth above.
Daniel R. Chevallard has served as our Chief Financial Officer and principal financial officer since May 2017. Mr. Chevallard joined us in December 2012 as Vice President, Accounting and Financial Reporting and served as Vice President, Finance from May 2013 to April 2017. Prior to joining us, Mr. Chevallard held various senior roles in corporate finance, accounting and financial reporting including Controller and Senior Director, Finance of Prometheus Laboratories Inc. (acquired by Nestle´ Health Science in July 2011). Prior to joining Prometheus, Mr. Chevallard spent approximately five years in public accounting at Ernst & Young, LLP in their assurance services practice. He received his Bachelor of Accountancy from the University of San Diego and is a Certified Public Accountant in the state of California.
Christopher Aker has served as our Senior Vice President and General Counsel since January 2019, and before that served as our Senior Director, Legal Affairs since February 2011. Prior to joining us, Mr. Aker served as the Senior Director, Administration and Senior Corporate Counsel for Phenomix Corporation, a privately-held biopharmaceutical company, and was responsible for operational and legal oversight. Prior to Phenomix, Mr. Aker was Senior Corporate Counsel at SUGEN, Inc., a wholly-owned subsidiary of Pharmacia, until its acquisition by Pfizer. Prior to SUGEN, Mr. Aker was in private practice with various law firms. Mr. Aker received his Bachelor of Arts degree in International Relations from the University of California, Davis and his J.D. from the Santa Clara University.

CORPORATE GOVERNANCE
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except for one late filing for Dr. Papadopoulos as described below.
On November 12, 2018, Dr. Papadopoulos was granted RSUs due to his participation in the Company’s tender offer. The requisite Form 4 was prepared and submitted to the SEC on Dr. Papadopoulos’ behalf; however, due to a typographical error on the Form 4, the filing was rejected and the securities were not timely reported within the required 48-hour time window. However, on November 21, 2018 the error was identified and the required Form 4 was successfully filed on Dr. Papadopoulos’ behalf.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics is available on the Company’s website at www.regulusrx.com under the Corporate Governance section of our Investor Relations page. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or grants any waiver from a provision of the Code of Business Conduct and Ethics to any of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the Company will promptly disclose the nature of the amendment or waiver on its website.
Board Leadership Structure
Our Board of Directors is currently chaired by Stelios Papadopoulos, Ph.D. As a general policy, our Board of Directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board of

Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board of Directors as a whole. As such, Mr. Hagan serves as our President and Chief Executive Officer while Dr. Papadopoulos serves as our Chairman of the Board of Directors but is not an officer. We expect and intend the positions of Chairman of the Board of Directors and Chief Executive Officer to continue to be held by separate individuals in the future.
Role of the Board in Risk Oversight
One of the key functions of our Board of Directors is informed oversight of our risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Meetings of the Board of Directors
The Board of Directors met nine times during the last fiscal year and four times in executive session. All directors who served in 2018 attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served, held during the portion of the last fiscal year for which they were directors or committee members, respectively.
Information Regarding Committees of the Board of Directors
The Board maintains an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for the year ended December 31, 2018 for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Dr. David Baltimore			X		X	*
Ms. Kathryn J. Collier(1)	X	*			X
Dr. Stelios Papadopoulos	X		X
Dr. William H. Rastetter	X		X	*
Dr. Hugh Rosen			X		X
Ms. Pascale Witz(2)	X				X
Total meetings in 2018	4		8		2

*	Committee Chairperson
(1)
Concurrently with her appointment to the Board in April 2018, Ms. Collier was appointed as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Collier assumed the Chair of the Audit Committee in June 2018.

(2)	Ms. Witz resigned from the Audit Committee in December 2018 in order to devote her time to other audit committees on which she serves.
Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee
The Audit Committee of our Board of Directors was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions. Our Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our Audit Committee is currently composed of three directors: Ms. Collier, Dr. Papadopoulos and Dr. Rastetter. The Audit Committee met four times during the last fiscal year. Our Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.regulusrx.com. Our Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards).
Our Board of Directors has determined that Ms. Collier qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board of Directors has made a qualitative assessment of Ms. Collier’s level of knowledge and experience based on a number of factors, including her formal education, her experience in the investment banking industry and as the holder of various positions with responsibility for finance of a subsidiary of a major publicly-traded energy services holding company.
Compensation Committee
The Compensation Committee is currently composed of four directors: Dr. Baltimore, Dr. Papadopoulos, Dr. Rastetter and Dr. Rosen. The Board of Directors reviews the Nasdaq listing standards definition of independence for Compensation Committee members on an annual basis and has determined that all members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2)(A of the Nasdaq listing standards). The Compensation Committee met eight times during the last fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.regulusrx.com.
The Compensation Committee acts on behalf of the Board to review, adopt and/or recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs. The functions of the Compensation Committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board of Directors regarding) our overall compensation strategy and policies;

•	reviewing and recommending to our Board of Directors the compensation and other terms of employment of our executive officers;

•
reviewing and recommending to our Board of Directors the performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full Board of Directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•
evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full Board of Directors regarding) the type and amount of compensation to be paid or awarded to our non-employee board members;

•
establishing policies for allocating between long-term and currently paid out compensation, between cash and non-cash compensation and the factors used in deciding between the various forms of compensation;

•
establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	establishing elements of corporate performance for purposes of increasing or decreasing compensation;

•	administering our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements;

•
reviewing regional and industry-wide compensation practices and trends to assess the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•	reviewing the adequacy of its charter on a periodic basis;

•	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and

•	preparing the compensation committee report as required by SEC rules.
Compensation Committee Processes and Procedures
Typically, the Compensation Committee meets at least twice annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.
During fiscal year 2018, the Compensation Committee engaged Aon/Radford as a compensation consultant. The Committee engaged Aon/Radford to provide a competitive assessment of the Company’s executive compensation program compared to executive compensation paid to executives at selected publicly traded peer companies. Following a gap analysis of the peer companies, Aon/Radford made certain recommendations to the Compensation Committee to make modest increases in the level of equity grants to the Company’s executive team and to increase annual cash compensation for certain Company executives and Board Committee members who were paid below the median compared to the peer companies. The Compensation Committee analyzed whether the work of Aon/Radford as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by the compensation consultant; (ii) the amount of fees from the Company paid to the compensation consultant as a percentage of the firm’s total revenue; (iii) the policies and procedures of the compensation consultant that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the compensation consultant or the individual compensation advisors employed by this firm with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by the compensation consultant or the individual compensation advisors employed by this firm. The Compensation Committee concluded, based on its analysis of the above factors, that the work of Aon/Radford and the individual compensation advisors employed by this firm as a compensation consultant to the Company has not created any conflict of interest.
Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In 2012, the Compensation Committee formed a Non-Management Stock Option Committee, currently composed of Mr. Hagan, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock awards to employees who are not officers of the Company. The purpose of this delegation of authority is to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee. In particular, the subcommittee may grant options only within pre-approved guidelines and not to any employee who will have a vice president title or higher. Typically, as part of its oversight function, the Committee will review on a regular basis the list of grants made by the subcommittee. During fiscal year 2018, the subcommittee exercised its authority to grant options and stock awards to purchase an aggregate of 864,409 shares of the Company’s common stock to non-officer employees.
Historically, the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the last quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Company’s Vice President, Legal Affairs, including analyses of executive and director compensation paid at other companies identified by the Company’s Vice President, Legal Affairs.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and monitoring the Company’s adherence to its Code of Business Conduct and Ethics.
The Nominating and Corporate Governance Committee is composed of four directors: Dr. Baltimore, Ms. Collier, Dr. Rosen and Ms. Witz. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met twice during 2018. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website and www.regulusrx.com.
The Nominating and Corporate Governance Committee believes that candidates for director, both individually and collectively, can and do provide the integrity, experience, judgment, commitment (including having sufficient time to devote to the Company and level of participation), skills, diversity and expertise appropriate for the Company. In assessing the directors, both individually and collectively, the Nominating and Corporate Governance Committee may consider the current needs of the Board and the Company to maintain a balance of knowledge, experience and capability in various areas. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the Company’s principal executive offices, Attn: Secretary, no later than the 90th day and no earlier than the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) a description of the proposed candidate’s business experience for at least the previous five years; (5) the complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director; and (7) any other information required by the Company Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.
Stockholder Communications with the Board of Directors
The Company’s Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of Regulus Therapeutics Inc. at the Company’s principal executive offices. Each communication must set forth: the name and address of the Company stockholder on whose behalf the communication is sent; and the number of Company shares that are owned beneficially by such stockholder as of the date of the communication. Each communication will be reviewed by the Company’s Secretary to determine whether it is appropriate for presentation to the Board or relevant directors.
Communications determined by the Company’s Secretary to be appropriate for presentation to the Board or any relevant directors are submitted to the Board or relevant directors on a periodic basis.

Item 11.        Executive Compensation
Execution Compensation
The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities and Exchange Act of 1934, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow the Company to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2018 executive compensation program for our Named Executive Officers.

Named Executive Officers. The following individuals are our “Named Executive Officers” or “NEOs” for the year ended December 31, 2018:

•	Joseph P. Hagan, our President and Chief Executive Officer;

•	Timothy Wright, M.D., our Chief Research & Development Officer (Dr. Wright resigned from the Company effective March 15, 2019); and

•	Daniel R. Chevallard, our Chief Financial Officer.

Executive Summary
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

2018 continued to be a transitional year for our Company. We made important changes to our portfolio and implemented a second corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. We also implemented a reduction in our total workforce by approximately 60%, which was substantially completed in July 2018. It was critical to our Board of Directors and Compensation Committee of our Board of Directors (the “Compensation Committee”) that our compensation arrangements with our executive officers provided the appropriate support and incentives to retain, motivate and reward our executive officers through this continuing time of transition. We continue to carefully evaluate our compensation arrangements, as necessary, to move our Company forward and ensure that our pay program aligns our executives’ compensation with our stockholders’ interests and our Company performance over the long-term.
2018 Corporate Performance Highlights
2018 was a year of significant achievement for the Company as we:

•
amended our collaboration agreement with Sanofi to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of these miR-21 programs;

•	announced data from the renal biopsy study of RG-012 indicating target engagement in Alport syndrome patients treated with RG-012;

•	completed a single ascending dose Phase I clinical trial of RGLS4326 in healthy volunteers to test the safety, tolerability, pharmacokinetics and pharmacodynamics of RGLS4326;

•	commenced our multiple ascending dose Phase I clinical trial of RGLS4326 in healthy volunteers to test the safety, tolerability, pharmacokinetics and pharmacodynamics of RGLS4326;

•	investigated unexpected findings in our mouse toxicology study for RGLS4326 used to support our clinical development program;

•	revised our term loan agreement with Oxford Finance, LLC (“Oxford”) to ensure our continued liquidity; and

•	maintained our capital structure by meeting our expected expense burn and remaining on budget.

Pay for Performance/At Risk Pay
Our executive compensation program is designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders. Consistent with our goal of attracting, motivating and retaining a high-caliber executive team, our executive compensation program is designed to pay for performance. We utilize compensation elements that meaningfully align our NEOs’ interests with those of our stockholders to create long-term value. As such, a significant portion of our CEO’s and other executive officers’ compensation is “at risk”, performance-based compensation, in the form of long-term equity awards (including performance-vesting equity awards) and annual cash incentives that are only earned if we achieve measurable corporate metrics. The charts below show the 2018 total reported pay mix of our CEO, Mr. Hagan, and our other NEOs and the portion of each individual’s aggregate reported pay that is tied directly to performance, consisting of annual performance bonus earned and equity incentives awarded (based on such equity incentives’ grant date fair value as reported in the “Summary Compensation Table”).

*Reflects 2018 cash compensation, consisting of annual base salaries and performance bonus earned, and 2018 equity awards granted, based on such equity incentives’ grant date fair value as reported in the Summary Compensation Table, for each of our NEOs.
Responsible Executive Compensation Practices
The following table summarizes what we do and what we don’t do in our executive compensation practices to highlight both the responsible practices we have implemented and the practices we have avoided to best serve our stockholders’ long-term interests.

What We Do	What We Don’t Do
✓ Heavily weight our NEO compensation toward “at risk,” performance-based compensation	× Provide any of our executive officers with any excise tax or other tax gross-ups
✓ Grant equity awards that vest based on objective performance goals	× Pay dividends or dividend equivalents on unearned shares
✓ Structure our executive compensation program to minimize inappropriate risk-taking	× Permit hedging or other forms of speculative transactions by executive officers, members of management and directors
✓ Select peer companies that we compete with for executive talent, have a similar business and are of similar size as us, and review their pay practices	× Provide single-trigger change in control cash payments
✓ Solicit advice from the Compensation Committee’s independent compensation consultant	× Provide excessive cash severance benefits to our executive officers
✓ Have three or more independent non-employee directors serve on the Compensation Committee	× Provide any defined benefit pension plans or supplemental employee retirement plans to our executive officers
Oversight of Executive Compensation
The compensation of our Named Executive Officers is determined and approved by our Compensation Committee, who recommends its decisions to our Board of Directors. Our Board of Directors, without members of management or any of our Named Executive Officers present, also approves all Named Executive Officer compensation decisions.
We believe that in order to create value for our stockholders, it is critical to attract, motivate and retain key executive talent by providing competitive compensation packages. Accordingly, we design our executive compensation programs to:

•	attract, motivate and retain executives with the skills and expertise to execute our business plans;

•	reward those executives fairly over time for actions consistent with creating long-term stockholder value;

•	align the interests of our executive officers with those of our stockholders;

•	provide compensation packages that are competitive, reasonable and fair within the highly competitive life sciences market for talented individuals.

The Compensation Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Compensation Committee to provide the Compensation Committee with an additional external perspective with respect to its evaluation of relevant market and industry practices. Since 2013, the Compensation Committee has used Radford, an AON Hewitt Company, as a third-party compensation consultant to assist the Compensation Committee in establishing overall compensation levels. Radford conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The peer group of companies used by the Compensation Committee in making 2018 compensation decisions was comprised of the following companies:
The peer group was recommended by Radford and chosen in late-2017 based on the following parameters: biopharmaceutical companies that were pre-commercial and with programs in early clinical development, had market values generally between $100 million and $500 million and with a preference for companies with headcounts under 200. At the time we choose our peer group companies, our market value was approximately $250 million and our headcount was 25 employees.
Summary Compensation Table
The following table shows, for the fiscal years ended December 31, 2018, December 31, 2017, and December 31, 2016, compensation awarded to, paid to, or earned by, the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Joseph P. Hagan	2018	520,000	--	1,580,018	234,000	4,250	2,338,268
President & Chief Executive Officer	2017	475,300	--	1,268,367	175,000	3,827	1,922,494
	2016	413,670	100,000	3,326,416	107,900	2,293	3,950,379

Timothy Wright, M.D.	2018	466,967	--	817,122	186,787	8,250	1,479,126
Chief Research & Development Officer	2017	453,366	--	596,145	134,196	5,350	1,189,057
	2016	112,500	110,000	1,999,028	28,721	1,526	2,251,775

Daniel R. Chevallard	2018	312,000	--	535,241	124,800	11,526	963,278
Chief Financial Officer	2017	281,897	--	197,474	96,000	5,262	580,633

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the years indicated, computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The grant date fair value of the option awards granted during 2018 that vest based on performance conditions is reported based on the probable outcome of such performance conditions, as determined in accordance with ASC 718, which is the same as the grant date fair value of such awards at the grant date, assuming that the highest level of performance conditions will be achieved. As a result of our tender offer in November 2018, each of the option awards held by the our NEOs (including those granted in 2018 and reflected in the table above) were exchanged for performance-vesting RSUs, as described further under “Narrative Disclosure to Summary Compensation Table - Equity-Based Incentive Awards - Tender Offer” below. The tender offer was a “value-for-value” exchange and constituted a repricing of each of the NEO’s outstanding stock option awards, as of November 9, 2018. For each of our NEOs, the incremental fair value of the repriced awards, computed as of the repricing date in accordance with ASC 718, was zero.

(2)	Amounts shown represent performance bonuses earned for the years indicated.
(3)
Amounts shown include term life insurance and long-term disability insurance paid by us on behalf of the Named Executive Officers, matching payments made to the NEOs Health Savings Account (if the NEO participated in our high deductible health plan) and matching contributions we paid under the terms of our 401(k) plan. All of these benefits are provided to the Named Executive Officers on the same terms as provided to all of our regular full-time employees in the United States. For more information regarding these benefits, see below under “Other Compensation.”

Narrative Disclosure to Summary Compensation Table

The three principal components of our executive compensation program for our Named Executive Officers in 2018 were base salary, annual performance-based bonus opportunity and equity compensation. We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. In line with our pay for performance philosophy, we structured a significant portion of our Named Executive Officers’ 2018 compensation to be variable, at risk and tied directly to our measurable performance in the form of performance-based bonuses and equity incentives, as further described above under “Executive Summary”.

Base Salary
In December 2017, the Compensation Committee reviewed the base salaries for our Named Executive Officers, the market data from Radford, our 3% Company-wide corporate merit increase target for base salaries, the scope of each executive’s responsibilities for 2018, each executive’s prior experience and internal pay equity. After such review, the Named Executive Officers’ 2018 annual base salaries (effective January 1, 2018) and increases from 2017 annual base salaries approved by the Compensation Committee were as follows:

Name	2018 Base Salary ($)	Increase from 2017 Base Salary (%)
Joseph P. Hagan	520,000	4%
Timothy Wright, M.D.	466,967	3%
Daniel R. Chevallard	312,000	4%

Annual Performance-Based Bonus Opportunity
The annual performance-based bonus each Named Executive Officer is eligible to receive is based on (1) the individual’s target bonus, as a percentage of base salary, (2) a Company-based performance factor (“CPF”), and (3) an individual performance factor (“IPF”). The actual performance-based bonus paid, if any, is calculated by taking into consideration the executive officer’s annual base salary, target bonus percentage, percentage attainment of the CPF and percentage attainment of the IPF. Except for the CEO whose entire annual bonus depends upon the CPF, 20% of each other NEO’s annual bonus is also dependent upon such individual’s IPF. At the end of the year, our Compensation Committee approves the extent to which we achieved the CPF based on achievement of the corporate goals. The extent to which each individual Named Executive Officer achieves his or her IPF is determined based on our Chief Executive Officer’s review and recommendation to our Compensation Committee, except our Chief Executive Officer and our other Named Executive Officers do not make recommendations with respect to their own achievement, and our Compensation Committee makes the final decisions with respect to each IPF. Additionally, our Compensation Committee has the discretion to determine the weighting of each of the goals that comprise the CPF and IPF. Our Compensation Committee may award a bonus in an amount above or below the amount resulting from the calculation described above, based on other factors that our Compensation Committee determines, in its sole discretion, are material to our corporate performance and provide appropriate incentives to our executives, for example based on events or circumstances that arise after the original CPF and IPF goals are set. Our Compensation Committee did not exercise any such discretion in 2018.
Each Named Executive Officer’s target bonus for 2018, represented as a percentage of base salary, or a target bonus percentage, was 50% of base salary, with the exception of Mr. Hagan’s target bonus percentage, which was increased to 60% of base salary. The Compensation Committee increased Mr. Hagan’s target bonus as a retentive measure and to further incentivize Mr. Hagan’s efforts in reducing overall spend while working to resume the RGLS4326 clinical program and restoring shareholder value. The Compensation Committee determined the target bonuses of each of our other NEOs should be consistent to promote internal equity and reinforce teamwork across our leadership team.
The CPF and IPF goals are determined by our Compensation Committee and communicated to our Named Executive Officers each year, prior to or shortly following the beginning of the year to which they relate. The CPF is composed of several goals that relate to our annual corporate goals and various business accomplishments which vary from time to time depending on our overall strategic objectives. The IPF is composed of factors that relate to each Named Executive Officer’s ability to drive his or her own performance and the performance of his or her direct employee reports towards reaching our corporate goals. The proportional emphasis placed on each goal within the CPF and IPF may vary from time to time depending on our overall strategic objectives and our Compensation Committee’s subjective determination of which goals have more impact on our performance.
For 2018, the CPF goals related to the conservation of our cash while continuing to advance our most promising programs. The specific CPF goals were as follows:

•	secure access to capital to fund the Company through mid-2020;

•	resolve the Sanofi partnership;

•	complete interim (13 week) RGLS4326 chronic mouse toxicology study;

•	advance Hepatitis B virus program toward a clinical candidate nomination;

•	reduce operating cash burn to less than $20 million per year (annualized) by year end;

•	restructure the Oxford debt to provide additional interest-only period in the second half of 2018; and

•	right-size our facility and lease obligations.

In December 2018, after careful review, our Board of Directors, upon the recommendation of our Compensation Committee, concluded that we had achieved 75% of our CPF goals, based on the following:

•	we did not secure capital to fund the Company through mid-2020; however, we did put in place a Common Stock Sales Agreement for “at-the-market” equity offerings;

•
in November 2018, we entered into an amendment with Sanofi which transitioned further development of the RG-012 to Sanofi in exchange for consideration of up to $46.8 million, including approximately $6.8 million in upfront payments and payments for program-related materials;

•	we substantially completed the interim 13-week analysis concerning the repeat mouse toxicology study by the end of 2018;

•	we advanced the Hepatitis B virus program toward a clinical candidate but we did not nominate a clinical candidate;

•
we entered into a term sheet with Nitto Pharma to swap our current facility for Nitto Pharma’s facility which resulted in savings of $14 million in the aggregate over the remainder of our lease term upon the execution of the related lease agreements in February 2019;

•	our annualized operating cash burn was substantially reduced, but we did not reduce operating cash burn to less than $20 million per year (annualized); and

•	we amended our debt with Oxford to provide for an additional interest only period and further restructured the debt after our amendment with Sanofi.
The IPF goals varied by individual and included individual performance contributions towards maintaining a leading position in microRNA research, accelerating efforts in microRNA therapeutic development, supporting our growth with additional capital, fostering a culture of value creation, attracting and retaining key talent and building good processes and policies. Our Chief Executive Officer did not have IPF goals as his bonus is entirely dependent on our CPF goals, because our Chief Executive Officer has a direct impact on, and responsibility for, our corporate performance.
Based on our CEO’s recommendations with respect to each Named Executive Officer, and our Compensation Committee’s deliberations with respect to each Named Executive Officer’s individual performance against the IPF, our Compensation Committee and Board of Directors approved performance-based bonuses for each of our Named Executive Officers in amounts reflected in the Summary Compensation Table above based on a 75% CPF and 100% IPF, weighted 80% and 20%, respectively, except for our Chief Executive Officer, whose bonus was weighted 100% on CPF goals.
Equity-Based Incentive Awards
Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock and, in the case of performance-vesting awards, measurable performance goals. In the past, we have primarily granted equity awards in the form of stock options that vest based on achievement of specific Company performance goals and/or continued service. In the second half of 2018, the Compensation Committee assessed the stock options held by Named Executive Officers and determined it was critical to take action to provide the appropriate incentives to retain, motivate and reward our executive officers and other employees through our continuing time of transition. Accordingly, in late 2018, the Compensation Committee introduced performance-vesting restricted stock units through a tender offer that is described below.
Performance-Vesting RSUs. In November 2018, each of our Named Executive Officers received performance-vesting RSUs in the exchange for cancelling all of their stock options, in the amounts listed below, in a value-for-value tender offer we extended to all of our employees, which is described below. As a result, at year-end 2018, each of our NEOs held only performance-vesting RSUs which had not begun to vest. All tendered stock options were simultaneously cancelled.

Name	Options Tendered (# of shares)	Performance-Vesting RSUs (PSUs) (# of shares)
Joseph P. Hagan	278,714	188,385
Timothy Wright, M.D.	181,862	116,677
Daniel Chevallard	83,972	55,414
The performance-vesting RSUs vest and can be earned only if performance goals key to our future success are achieved (in addition to continued service), thereby further incentivizing our Named Executive Officers to achieve these goals to drive increases in our long-term value for stockholders. Specifically, the RSUs will only be eligible to vest if the Board or Committee certifies, in its sole discretion, that any one of the following three performance goals has been attained within two (2) years following the grant date of the RSUs:
    1.    the completion of a strategic transaction or financing that the Board, in its sole discretion, determines is reasonably expected to provide adequate cash runway for achievement of the Company’s strategic objectives;

    2.    the Company advances its pipeline by either entering into an agency agreement to resume Phase I clinical trials for its RGLS4326 product candidate for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) or patient enrollment of a Phase II clinical trial for RG-012 for the treatment of Alport syndrome resumes; or
    3.    the Company submits an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for a new program (e.g., a program targeting the hepatitis B virus (“HBV”) or hepatitis C virus (“HCV”) and the IND becomes effective.
Each of our Named Executive Officers were granted stock options in 2018 that were among the options cancelled in the tender offer in exchange for the performance-vesting RSUs. The 2018 stock option grants included options that vested over time and options that vested pursuant to the achievement of specified outcomes concerning our current and future clinical development plans.
Tender Offer. In October of 2018, the Board upon recommendation from the Compensation Committee authorized a tender offer under which employees and non-employee members of our Board could tender eligible stock option grants in exchange for performance-vesting RSUs in a “value-for-value” exchange. As of the date of tender offer, 100% of our outstanding stock options were “out-of-the-money,” meaning the exercise price of each of those options was greater than our stock price, with exercise prices ranging from $4.56 to over $200 per share; a significant portion of these options had been “out-of-the-money” for more than two years. Specifically, all stock options granted between February 2012 and October 2016 had been “out-of-the-money” in their entirety for more than two years. This meant that our historically granted stock options may have had little or no perceived value to our employees and service providers who held them and therefore no longer effective as incentives to motivate and retain these individuals.
The Board believed that it was critical to our future success to revitalize the incentive value of certain of our outstanding equity awards to retain and motivate employees and directors and recreate a personal stake in the long-term financial success of Regulus, and thereby align their interests with those of our stockholders. The Board believed and continues to believe that with the proper balance between the long term components of our compensation structure (i.e., longer-term equity awards) and its short term components (i.e., salary, bonus and shorter-term equity awards), our service providers will be properly motivated to align their interests with those of the stockholders and work toward reward for their contributions based upon increases in stock value. The Board also recognizes our competition’s ability to attract and recruit top talent and views it as critical that Regulus be able to retain and motivate key employees in this way.
On November 11, 2018, eligible options were exchanged for RSUs pursuant to an exchange ratio on a value-for-value basis using a 20-day VWAP and the closing price of our stock on the date of exchange. The new RSUs that our employees received in the exchange offer can be earned only if performance goals key to our future success are achieved (in addition to continued service). The specific goals and structure of these performance-vesting RSUs are described above under “Performance-Vesting RSUs”.
Other Compensation
Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We also pay the premiums for term life insurance and long-term disability for all of our employees, including our Named Executive Officers. None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. We generally do not provide perquisites or personal benefits to our Named Executive Officers, although we may from time to time provide signing bonuses or other reasonable benefits as our Compensation Committee determines appropriate.
All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $18,500 in 2018 (additional salary deferrals not to exceed $6,000 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In 2018, we provided a $0.50 match for every dollar our employees elect to defer up to 6% of their eligible compensation. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Agreements with Named Executive Officers
Employment Agreements. We entered into employment agreements with each of our Named Executive Officers. The agreements provide for at will employment and for certain base salary, target bonus and severance payments to our Named Executive Officers.
Employment Agreement with Mr. Hagan. In December 2015, we entered into an employment agreement with Mr. Hagan, with an effective date of January 1, 2016. Pursuant to his employment agreement, Mr. Hagan is entitled to receive an annual base salary of $415,000 and is eligible to receive an annual performance bonus, with a target bonus amount of 40% of his annual base salary. Mr. Hagan’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and have been subsequently increased. Pursuant to Mr. Hagan’s employment agreement, we agreed to pay Mr. Hagan a signing bonus of $100,000, payable in a lump sum upon Mr. Hagan’s commencement of employment with us. All or a portion of the signing bonus is repayable in the event Mr. Hagan is terminated for cause or if he voluntarily resigns without good reason within the first three years of his employment, which amount varied depending on when such termination or resignation occurs within such three-year period. In May 2017, Mr. Hagan was appointed as our President and CEO. At that time, his base salary was increased to $500,000 and his target bonus was increased to 50%. Additionally, Mr. Hagan’s employment agreement provides for the grant of stock option awards, which were made in January 2016. Pursuant to Mr. Hagan’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Mr. Hagan immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Mr. Hagan remains employed by us as of such date.
If we terminate Mr. Hagan’s employment without cause (other than due to his death or complete disability) or if Mr. Hagan resigns for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Mr. Hagan will receive, subject to receiving an effective release and waiver of claims from him, (1) a lump sum severance payment equal to 12 months of his base salary in effect at the time of such termination or resignation (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Mr. Hagan as of such termination or resignation.
If we terminate Mr. Hagan’s employment without cause (other than due to his death or complete disability) or if Mr. Hagan resigns for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we will also be obligated to pay Mr. Hagan, subject to receiving an effective release and waiver of claims from him, a lump sum payment equal to the target amount of Mr. Hagan’s annual performance bonus for the year of termination or resignation.
Employment Agreement with Dr. Wright. In October 2016, we entered into an employment agreement with Dr. Wright, with an effective date of October 3, 2016. Pursuant to his employment agreement, Dr. Wright is entitled to receive an annual base salary of $450,000 and is eligible to receive an annual performance bonus, with a target bonus amount of 40% of his annual base salary. Dr. Wright’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and have been subsequently increased. Pursuant to Dr. Wright’s employment agreement, we agreed to pay Dr. Wright a signing bonus of $110,000, payable in a lump sum upon Dr. Wright’s commencement of employment with us. All or a portion of the signing bonus is repayable in the event Dr. Wright is terminated for cause or if he voluntarily resigns without good reason within the first three years of his employment, which amount varies depending on when such termination or resignation occurs within such three-year period. Additionally, Dr. Wright’s employment agreement provides for the grant of stock option awards, which were made in October 2016. Pursuant to Dr. Wright’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Dr. Wright immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Dr. Wright remains employed by us as of such date. In March 2019, Dr. Wright voluntarily terminated his employment. In lieu of repayment of the sums owed to us as a result of signing bonus, we agreed to waive the sum of $36,666 in consideration of a consulting arrangement following the effective date of Dr. Wright’s termination date.
Prior to Dr. Wright’s voluntary termination, if we had terminated Dr. Wright’s employment without cause (other than due to his death or complete disability) or if Dr. Wright resigned for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Dr. Wright was eligible to receive, subject to receiving an effective release and waiver of claims from him, (1) a lump sum severance payment equal to 12 months of his base salary in effect at the time of such termination or resignation (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Dr. Wright as of such termination or resignation.
In addition, prior to Dr. Wright’s voluntary termination, if we had terminated Dr. Wright’s employment without cause (other than due to his death or complete disability) or if Dr. Wright resigned for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we were also obligated to pay Dr. Wright, subject to receiving an effective release and waiver of claims from him, a lump sum payment equal to the target amount of Dr. Wright’s annual performance bonus for the year of termination or resignation. As a result of his voluntary termination, Dr. Wright did not receive any severance benefits and is no longer entitled to any severance benefits under his employment agreement.
Employment Agreement with Mr. Chevallard. In May 2017, we entered into an amended and restated employment agreement with Mr. Chevallard upon his elevation to Chief Financial Officer with an effective date of May 24, 2017. Pursuant to his amended and restated employment agreement, Mr. Chevallard is entitled to receive an annual base salary of $300,000 and is eligible to receive an annual performance bonus, with a target bonus amount of 40% of his annual base salary. Mr. Chevallard’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and have been subsequently increased. Additionally, upon Mr. Chevallard’s elevation to Chief Financial Officer, he was also provided an additional grant of stock option awards, which were made in May 2017, as further described above under “Compensation Discussion and Analysis - 2017 Stock Option Grants.” Pursuant to Mr. Chevallard’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Mr. Chevallard immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Mr. Chevallard remains employed by us as of such date.
If we terminate Mr. Chevallard’s employment without cause (other than due to his death or complete disability) or if Mr. Chevallard resigns for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Mr. Chevallard will receive, subject to receiving an effective release and waiver of claims from him, (1) a lump sum severance payment equal to 12 months of his base salary in effect at the time of such termination or resignation (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Mr. Chevallard as of such termination or resignation.
If we terminate Mr. Chevallard’s employment without cause (other than due to his death or complete disability) or if Mr. Chevallard resigns for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we will also be obligated to pay Mr. Chevallard, subject to receiving an effective release and waiver of claims from him, a lump sum payment equal to the target amount of Mr. Chevallard’s annual performance bonus for the year of termination or resignation.
None of the Named Executive Officers’ employment agreement provide for the gross up of any excise taxes imposed by Section 4999 of the Code. If any of the payments under the employment agreements would constitute a “parachute payment” within the meaning of Section 280G of the Code, subject to the excise tax imposed by Section 4999 of the Code, the employment agreements provide for a best-after tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in the executive officer’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.
Change in Control and Severance Benefits
Under the terms of the employment agreements with each of our Named Executive Officers described above, either we or the executive may terminate the executive’s employment at any time. Each of our Named Executive Officers is eligible, under the terms of his respective employment agreement, to receive, in exchange for a release of claims, severance benefits upon the termination of his employment either by us without cause or by him for good reason, with additional severance benefits provided in the event the termination is in connection with a change in control. In addition, the terms of the equity awards granted to our Named Executive Officers are subject to the terms of our equity plans and award agreements thereunder, which includes accelerated vesting provisions upon certain material change in control transactions. We do not provide any excise tax gross ups on change-in-control benefits.
Outstanding Equity Awards at Fiscal Year-End
The following table shows certain information regarding outstanding equity awards as of December 31, 2018 for the Named Executive Officers:

Name	Grant Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Awards (#)(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
Joseph P. Hagan	11/12/2018	188,385	(2)	175,198
Timothy Wright, M.D.	11/12/2018	116,677	(2)	108,510
Daniel Chevallard	11/12/2018	55,414	(2)	51,535

(1)	All of the stock awards were granted under the 2012 Plan. The terms of the 2012 Plan are described below under “Equity Compensation Plans and Other Benefit Plans.”
(2)
Consists of performance-vesting RSUs granted to each Named Executive Officer in the tender offer, which vest as described above under “Equity Based Incentive Awards-Tender Offer”. The specified performance goals for vesting of the RSUs had not occurred prior to December 31, 2018. Upon achievement of the performance goal, 50% of the shares subject to the award vest with the remaining shares vesting on a quarterly basis over the two years following the vesting commencement date, provided the executive continues to provide services to us through such dates. Each named executive officer exchanged all of his stock options in exchange for the performance-vesting RSUs in the tender offer. The number of shares underlying outstanding stock options held by each Named Executive Officers as of immediately before the tender offer exchange in November 2018 were as follows: Mr. Hagan: 278,714 shares; Dr. Wright: 181,862 shares; Mr. Chevallard: 83,972 shares.

(3)	Represents the number of unearned, unvested RSUs multiplied by the closing stock price as of December 31, 2018.
 Equity Compensation Plans.

Since October 2012, all stock options and RSUs have been granted pursuant to our 2012 Equity Incentive Plan (the “2012 Plan”) or the 2015 Inducement Plan (“2015 Inducement Plan”), the terms of which are described below.
2012 Equity Incentive Plan.
The 2012 Plan, which became effective in connection with our initial public offering in October 2012, provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. Additionally, the 2012 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees, subject to certain limitations. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.
Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2012 Plan. Our Board of Directors has delegated its authority to administer the 2012 Plan to our Compensation Committee under the terms of our Compensation Committee’s charter. Our Board of Directors may also delegate certain authority to one or more of our officers. Our Board of Directors or its authorized committee is referred to herein as the plan administrator.
Stock options are generally granted with an exercise price equal to the fair market value of our common stock on the date of grant, vest at the rate specified by the plan administrator (often over a four-year period) and may have a term up to a maximum of 10 years. The exercise price for an ISO or NSO generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Unless the terms of an optionee’s stock option agreement provides otherwise, if an optionee’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionee may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionee dies within a certain period following cessation of service, the optionee or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual. In no event may an option be exercised beyond the expiration of its term. Restricted stock units generally stop vesting upon the holder’s termination of service with us and any unvested restricted stock units are forfeited, unless otherwise provided in an agreement with the holder.
Corporate transactions. In the event of certain specified significant corporate transactions (as defined in the 2012 Plan), the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our Board of Directors may deem appropriate; or

•
make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award over (b) the exercise price otherwise payable in connection with the stock award.

Change in control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control (as defined in the 2012 Plan). For example, a stock award may provide for accelerated vesting upon the participant’s termination without cause or resignation for good reason in connection with a change in control. In the absence of such a provision, no such acceleration of the stock award will occur.
2015 Inducement Plan.
The 2015 Inducement Plan, which was adopted by our Board of Directors in July of 2015, provides for the grant of NSOs, which may be granted only to persons as a material inducement to their commencement of employment with us, pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.
Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2015 Inducement Plan. Our Board of Directors has delegated its authority to administer the 2015 Inducement Plan to our Compensation Committee under the terms of our Compensation Committee’s charter. Grants under the 2015 Inducement Plan must be approved by the Compensation Committee (comprised of independent directors) or a majority of our independent directors (as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules) in order to comply with the exemption from the stockholder approval requirement for “inducement grants” provided under Rule 5635(c)(4) of the NASDAQ Listing Rules. The terms of Inducement Plan and NSOs granted thereunder are generally the same as the terms of our 2012 Plan as it relates to NSOs granted under our 2012 Plan.
2012 Employee Stock Purchase Plan.
Additional long-term equity incentives are provided through the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with our initial public offering in October 2012. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Our Board of Directors has delegated its authority to administer the ESPP to our Compensation Committee. Under the ESPP, generally all of our regular employees (including our Named Executive Officers during their employment with us) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than six months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our Compensation Committee, shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase.

DIRECTOR COMPENSATION
The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Stock Awards ($)(3)	Total ($)
David Baltimore, Ph.D.	13,500	66,035	(4)	20,056	99,591
Kathryn J. Collier	--	100,227	(5)	19,246	119,473
Mark Foletta(6)	16,000	--		12,899	28,899
Stelios Papadopoulos, Ph.D.	21,500	66,035	(4)	39,904	127,439
William H. Rastetter, Ph.D.	15,500	66,035	(4)	28,767	110,302
Hugh Rosen, M.D., Ph.D.	12,500	66,035	(4)	23,199	101,734
Pascale Witz	13,500	66,035		25,056	104,591

(1)	Amounts listed represent cash payments made for Board and Committee service which were earned in 2018 but were paid in 2019.
(2)
Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2018 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. As a result of our tender offer in November 2018, each of the option awards held by the our non-employee directors (including those granted in 2018 and reflected in the table above) were exchanged for RSUs that vest in equal three-month installments over the twelve-month period following the grant date of the RSU, subject to each director’s continuous service to us through such vesting dates. The tender offer was a “value-for-value” exchange and constituted a repricing of each of the director’s outstanding stock option awards, as of November 9, 2018. For each of our non-employee directors, the incremental fair value of the repriced awards, computed as of the repricing date in accordance with ASC 718, was zero.

(3)
Represents RSUs granted to each of our non-employee directors in lieu of cash compensation during 2018. The RSUs will vest in four equal quarterly installments on the last day of each calendar quarter during 2018, subject to each director’s continuous service to us through such vesting dates. The RSUs were calculated based upon a grant price of $0.89 divided by the total cash compensation which otherwise would have been paid to each such director during 2018 for each director’s board and committee service. As of December 31, 2018, the aggregate number of RSUs outstanding (including RSUs issued pursuant to the tender offer in November 2018) was as follows: Dr. Baltimore, 20,548 RSUs; Ms. Collier, 14,659 RSUs; Dr. Papadopoulos, 13,315 RSUs; Dr. Rastetter, 13,890 RSUs; Dr. Rosen, 13,036 RSUs; and Ms. Witz 12,655 RSUs.

(4)
Represents the annual option grant to purchase shares of our common stock granted to each of our non-employee directors serving on June 1, 2018 under our non-employee director compensation policy, as further described below.

(5)
Represents an initial option grant to purchase shares of our common stock granted to Ms. Collier upon her election to our Board of Directors in April 2018 as well as the annual option grant to purchase shares of our common stock granted to each of our non-employee directors serving on June 1, 2018 under our non-employee director compensation policy, as further described below.

(6)	Mr. Foletta did not stand for re-election in 2018 and therefore received compensation until June 1, 2018, his last day of board service.

Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to the compensation payable for their service as our employees. We have a non-employee director compensation policy, or our director compensation policy, that became effective following our initial public offering. Under our director compensation policy, our Compensation Committee determines individual non-employee members of our Board of Directors who will be eligible to receive compensation and who we refer to as our Eligible Directors. All of our non-employee directors were Eligible Directors for 2018 compensation under our director compensation policy. Pursuant to our director compensation policy in effect in 2018, we provide cash compensation in the form of an annual retainer of $40,000 to each of our Eligible Directors and $70,000 to our Chairman of the Board. We also pay an additional annual retainer of $20,000 to the chairman of our Audit Committee, $10,000 to other independent Eligible Directors who serve on our Audit Committee, $12,000 to the chairman of our Compensation Committee, $6,000 to other independent Eligible Directors who serve on our Compensation Committee, $8,000 to the chairman of our Nominating and Corporate Governance Committee and $4,000 to other independent Eligible Directors who serve on our Nominating and Corporate Governance Committee. We have reimbursed and will continue to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors
Pursuant to our director compensation policy in effect in 2018, each Eligible Director who was first elected to our Board of Directors was granted an option to purchase shares of the Company’s common stock on the date of his or her initial election to our Board of Directors valued at $300,000 as determined by the Black Scholes method on the date of grant. In addition, on the date of each annual meeting of the Company’s stockholders, each Eligible Director was eligible to receive an option to purchase shares of common stock valued at $150,000 as determined by the Black Scholes method on the date of grant. Such initial and annual options had an exercise price per share equal to the fair market value of the common stock on the date of grant. In March 2017, due to the Company’s cash position at year end 2017, the Board of Directors approved an award of RSUs in lieu of cash payments to be made to each eligible director during 2018. The RSUs vested in four quarterly installments at the end of each calendar quarter during 2018 and were fully vested as of December 31, 2018.
In March 2017, the Board of Directors, upon the recommendation of the Compensation Committee, also approved a change to the initial option grants and annual option grants that would be made to each Eligible Director in 2017 under our director compensation policy, such that a new director would receive an initial grant of 5,000 shares and existing directors would receive annual grants of 2,500 shares of our common stock (on a post 1 for 12 split basis), each with a grant price equal to the closing price of our stock on the date of grant.
Each initial option granted to such Eligible Directors described above will vest and become exercisable with respect to one-third of the shares subject to the option on the first anniversary of the date of grant and the balance of the shares will vest and become exercisable in a series of 24 equal monthly installments thereafter, such that the option is fully vested on the third anniversary of the date of grant, subject to the Eligible Director continuing to provide services to us through such dates. Each annual option granted to such Eligible Directors described above will vest and become exercisable in 12 equal monthly installments such that the option will be fully vested on the first anniversary of the date of grant, or as of the date of the next annual meeting of the Company’s stockholders, whichever occurs first and subject to the Eligible Director continuing to provide services to us through such dates. The term of each option granted to an Eligible Director is 10 years.
The options are granted under our 2012 Plan, the terms of which are described in more detail above under “Equity Compensation Plans and Other Benefit Plans-2012 Equity Incentive Plan.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2019 by: (i) each of our directors; (ii) each of our Named Executive Officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
Percentage of beneficial ownership is based on 10,807,723 shares of common stock outstanding as of March 31, 2019. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable, or restricted stock units which will vest, within 60 days following March 31, 2019. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o Regulus Therapeutics Inc., 10628 Science Center Drive, Suite 100, San Diego, CA 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
BVF Partners, LP (1)	1,051,940	9.7%
1 Sansome Street, 30th Floor San Francisco, California 94104
New Enterprise Associates (2)	915,750	8.5%
1954 Greenspring Dr., Suite 600 Timonium, Maryland 21093
Aventisub LLC (3)	725,543	6.7%
c/o Sanofi 54, rue La Boétie 75414 Paris-France
Named Executive Officers and Directors
David Baltimore, Ph.D.	15,330	*
Kathryn J. Collier	20,086	*
Daniel R. Chevallard (4)	12,497	*
Joseph P. Hagan (5)	38,118	*
Stelios Papadopoulos, Ph.D.	822,831	7.6%
William H. Rastetter, Ph.D.	64,807	*
Hugh Rosen, M.D., Ph.D.	11,198	*
Timothy Wright, M.D.(6)	34,388	*
Pascale Witz, MBA, MSc	11,383	*
All current executive officers and directors as a group (9 persons) (7)	1,007,330	9.3%

*	Less than one percent.
(1)
Consists of shares beneficially owned, or that may be deemed to be beneficially owned, by Biotechnology Value Fund, L.P., including (i) 511,693 shares of our common stock BVF beneficially owned, (ii) 326,555 shares of our common stock BVF2 beneficially owned, and (iii) 87,461 shares of our common stock Trading Fund OS beneficially owned. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 87,461 shares of Common Stock beneficially owned by Trading Fund OS. Partners, as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 1,051,940 shares of common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 126,231 shares of Common Stock held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 1,051,940 common stock beneficially owned by Partners. Mark M. Lampert (“Mr. Lambert”), as a director and officer of BVF Inc., may be deemed to beneficially own the 1,051,940 common stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Account.

(2)
Consists of shares beneficially owned, or that may be deemed to be beneficially owned by, (a) Growth Equity Opportunities Fund V, LLC (“GEO”); (b) New Enterprise Associates 16, L.P.  (“NEA 16”), which is the sole member of GEO, NEA Partners 16, L.P. (“NEA Partners 16”), which is the sole general partner of NEA 16; and NEA 16 GP, LLC (“NEA 16 LLC” and, together with NEA Partners 16, the “Control Entities”), which is the sole general partner of NEA Partners 16; and (c) Peter J. Barris (“Barris”), Forest Baskett (“Baskett”), Anthony A. Florence, Jr. (“Florence”), Mohamad H. Makhzoumi (“Makhzoumi”), Joshua Makower (“Makower”), David M. Mott (“Mott”), Chetan Puttagunta (“Puttagunta”), Jon M. Sakoda (“Sakoda”), Scott D. Sandell (“Sandell”), Peter W. Sonsini (“Sonsini”) and Ravi Viswanathan (“Viswanathan”) (together, the “Managers”).  The Managers are the managers of NEA 16 LLC. The persons named herein are referred to individually herein as a “Reporting Person” and collectively as the “Reporting Persons.” GEO is the record owner of the GEO Shares.  As the sole member of GEO, NEA 16 may be deemed to own beneficially the GEO Shares.  As the general partner of NEA 16, NEA Partners 16 may be deemed to own beneficially the GEO Shares.  As the sole general partner of NEA Partners 16, NEA 16 LLC may be deemed to own beneficially the GEO Shares.  As members of NEA 16 LLC, each of the Managers may be deemed to own beneficially the GEO Shares. Each Reporting Person disclaims beneficial ownership of the GEO Shares other than those shares which such person owns of record.

(3)	Aventisub LLC is a subsidiary of Sanofi. Sanofi has the ability to exercise voting and dispositive power over the shares held by Aventisub LLC.
(4)	Includes 3,125 shares that Mr. Chevallard has the right to acquire from us within 60 days of March 31, 2019 pursuant to the exercise of stock options.
(5)	Includes 6,770 shares that Mr. Hagan has the right to acquire from us within 60 days of March 31, 2018.
(6)	Includes 4,165 shares that Dr. Wright has the right to acquire from us within 60 days of March 31, 2018.
(7)
Includes all shares described under “Named Executive Officers and Directors,” with the exception of those shares described in Note 6 and also including shares held or issuable upon early exercise of stock options by an executive officer who is not named in the table above.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, awards, warrants and rights		Weighted-average exercise price of outstanding options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2009 Equity Incentive Plan	1,497	(1)	$26.63	-
2012 Equity Incentive Plan	658,754	(2)	$65.02	454,199
2012 Employee Stock Purchase Plan	-		-	155,056
Equity compensation plans not approved by stockholders:
2015 Inducement Plan	-		-	83,333

(1)	All shares issuable upon exercise of options.
(2)
Consists of 57,745 shares issuable upon exercise of options and 519,901 performance-based restricted stock units issuable only upon the prior achievement of a specific milestone related to the Company’s objectives and 88,108 restricted stock units issued to the Company’s Board of Directors upon completion of the tender offer in November 2018 which remained unvested as of December 31, 2018.

Item 13.        Certain Relationships and Related Transactions and Director Independence
TRANSACTIONS WITH RELATED PERSONS
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets at year end of the last two completed fiscal years.
Transactions involving compensation for services provided to us by an employee, consultant or director are not considered related-person transactions under this policy. A “related person,” as determined since the beginning of our last fiscal year, is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.
The policy imposes an affirmative duty upon each director and executive officer to identify any transaction involving them, their affiliates or immediate family members that may be considered a related party transaction before such person engages in the transaction. Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us of the transaction;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.
In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. Our policy requires that, in reviewing a related party transaction, our audit committee must consider, in light of known circumstances, and determine in the good faith exercise of its discretion whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders.
We describe below transactions and series of similar transactions, since January 1, 2018, with respect to which we were a party, will be a party, or otherwise benefited, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end of the last two completed fiscal years; and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
We also describe below certain other transactions with our directors, executive officers and stockholders. We believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.
Alliance and Collaboration Agreements
Sanofi
In February 2014, we amended and restated our 2012 amended and restated license and collaboration agreement with Sanofi, a greater than 5% stockholder of the Company, extending our strategic alliance with Sanofi. Aventisub LLC (formerly Aventis Holdings Inc.) concurrently made a $10.0 million investment in our common stock at a purchase price of $7.67 per share, representing the average of the daily volume weighted average price per share of our common stock during the 30 trading days ending on the date immediately preceding the date of the investment. In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. In November 2018, we received $2.5 million of the approximately $6.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment. In March 2019, we received $1.8 million in payment of materials purchased by Sanofi from us related to the RG-012 program.
In September 2014, we entered into an agreement with Sanofi-Aventis Deutschland GmbH (“Sanofi Deutschland”), a contract manufacturing subsidiary of Sanofi, for the manufacture of certain drug substance requirements and other services to support our preclinical and clinical activities associated with the RG-012 program. Pursuant to this agreement, we may engage Sanofi Deutschland from time-to-time to manufacture RG-012 drug product on our behalf. To date, we have engaged Sanofi Deutschland to manufacture multiple cGMP batches of RG-012 and to perform stability testing and related activities at a cost of $1,831,992. These activities were ongoing during 2018 and in 2019 we paid Sanofi $45,000 for activities completed in 2018. Pursuant to the assignment of the RG-012 program to Sanofi, we do not expect to incur any further material charges related to Sanofi Deutschland’s activities.

Indemnification Agreements
We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his or her services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these indemnification agreements, together with the provisions in our bylaws, are necessary to attract and retain qualified persons as directors and officers.
INDEPENDENCE OF THE BOARD OF DIRECTORS
As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Baltimore, Ms. Collier, Dr. Papadopoulos, Dr. Rastetter, Dr. Rosen and Ms. Witz. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Item 14.        Principal Accounting Fees and Services
AUDIT AND ALL OTHER FEES
The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2018 and December 31, 2017, by Ernst & Young LLP, the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2018	2017
	(in thousands)
Audit Fees (1)	$569	$664
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$569	$664

(1)
Audit fees consist of fees billed for professional services by Ernst & Young for audit and quarterly review of our financial statements and review of our registration statements on Form S-3 and Form S-8, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

In connection with the audit of each of the 2018 and 2017 financial statements, the Company entered into an engagement agreement with Ernst & Young which sets forth the terms by which Ernst & Young will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee must pre-approve the audit and non-audit services rendered by the Company’s independent registered public accounting firm.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below.

Exhibit Number	Description

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.

Date: April 29, 2019	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)