Form 10-Q
period 2019-03-31
Regulus Therapeutics Inc.
filed 2019-05-10
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RGLS	The Nasdaq Capital Market
As of May 7, 2019, the registrant hand 20,548,450 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,320	$13,935
Contract and other receivables	2,792	26
Prepaid materials, net	3,826	4,194
Prepaid expenses and other current assets	801	1,140
Total current assets	17,739	19,295
Property and equipment, net	1,598	7,806
Intangibles, net	407	500
Other assets	133	326
Total assets	$19,877	$27,927
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,650	$1,714
Accrued liabilities	1,745	1,625
Accrued compensation	1,915	1,601
Current portion of term loan, less debt issuance costs	15,225	16,575
Current portion of contract liabilities	60	2,572
Other current liabilities	3,245	2,559
Total current liabilities	24,840	26,646
Contract liabilities, less current portion	—	6
Deferred rent, less current portion	—	6,820
Other long-term liabilities	1,106	309
Total liabilities	25,946	33,781
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 10,817,916 and 8,818,019 shares issued and outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	11	9
Additional paid-in capital	389,903	386,860
Accumulated deficit	(395,983)	(392,723)
Total stockholders’ deficit	(6,069)	(5,854)
Total liabilities and stockholders’ deficit	$19,877	$27,927
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$6,778	$18
Total revenues	6,778	18
Operating expenses:
Research and development	5,983	11,828
General and administrative	3,533	3,773
Total operating expenses	9,516	15,601
Loss from operations	(2,738)	(15,583)
Other income (expense):
Interest and other income	56	164
Interest and other expense	(578)	(605)
Loss before income taxes	(3,260)	(16,024)
Income tax expense	—	(1)
Net loss	$(3,260)	$(16,025)
Other comprehensive loss:
Unrealized gain on short-term investments, net	—	7
Comprehensive loss	$(3,260)	$(16,018)
Net loss per share, basic and diluted	$(0.31)	$(1.85)
Weighted average shares used to compute basic and diluted net loss per share	10,379,830	8,668,695
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2018	8,818,019	$9	$386,860	$—	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	93,648	—	—	—	—	—
Stock-based compensation expense	—	—	959	—	—	959
Issuance of common stock under Employee Stock Purchase Plan	2,369	—	2	—	—	2
Issuance of common stock	1,903,880	2	2,082	—	—	2,084
Net loss	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	10,817,916	$11	$389,903	$—	$(395,983)	$(6,069)

Balance at December 31, 2017	8,662,435	$9	$381,199	$(134)	$(345,858)	$35,216
Issuance of common stock upon exercise of options	328	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	8,660	—	—	—	—	—
Stock-based compensation expense	—	—	1,627	—	—	1,627
Cumulative effect of accounting change (ASU 2014-09)	—	—	—	—	1,843	1,843
Issuance of common stock under Employee Stock Purchase Plan	21,377	—	207	—	—	207
Unrealized gain on short-term investments	—	—	—	7	—	7
Net loss	—	—	—	—	(16,025)	(16,025)
Balance at March 31, 2018	8,692,800	$9	$383,034	$(127)	$(360,040)	$22,876

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(3,260)	$(16,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	502	563
Stock-based compensation	959	1,627
Amortization of premium on investments, net	—	47
Gain on reduction of lease liability	1,317	—
Other	139	93
Change in operating assets and liabilities:
Contracts and other receivables	(2,766)	185
Prepaid materials	368	128
Prepaid expenses and other assets	532	26
Accounts payable	936	(1,347)
Accrued liabilities	120	377
Accrued compensation	314	(868)
Contract liabilities	(2,518)	(18)
Deferred rent and other liabilities	—	(300)
Other liabilities	(1,076)	(90)
Net cash used in operating activities	(4,433)	(15,602)
Investing activities
Sales and maturities of short-term investments	—	11,439
Sales and disposals of property and equipment	161	—
Net cash provided by investing activities	161	11,439
Financing activities
Proceeds from issuance of common stock, net	2,086	208
Proceeds from exercise of common stock options	—	1
Principal payments on term loan	(1,364)	—
Proceeds from capital lease financing	—	492
Payments on financing leases	(65)	—
Net cash provided by financing activities	657	701
Net decrease in cash and cash equivalents	(3,615)	(3,462)
Cash and cash equivalents at beginning of period	13,935	13,519
Cash and cash equivalents at end of period	$10,320	$10,057
Supplemental disclosure of cash flow information
Interest paid	$(437)	$(506)
Income taxes paid	$—	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$191
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018, from which the balance sheet information herein was derived.

In July 2018, we implemented a corporate restructuring to reduce operating expenses and focus our resources, which involved a reduction in our workforce. The workforce reduction was substantially completed in July 2018. As of March 31, 2019, we had 21 employees.

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
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of March 31, 2019, we had approximately $10.3 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2019 and December 31, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

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
Revenue Recognition
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under strategic alliances and collaboration agreements.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs have been issued to clarify various elements of the guidance. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by the standard and did not retrospectively apply to prior periods. We elected the “package of practical expedients” (excluding the hindsight practical expedient) permitted under the transition guidance which allows us not to reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements. As a result of the adoption of the new standard, we recognized operating lease right-of-use assets ("ROU assets") of $3.3 million and operating lease liabilities of $11.3 million on our unaudited condensed balance sheet as of January 1, 2019. Operating lease ROU assets and operating lease liabilities are recorded separately on our unaudited condensed balance sheets. There was no change upon adoption to our capital leases, referred to as finance leases under the new lease standard. Our finance lease ROU asset and liability balances were each $0.6 million as of January 1, 2019. Finance lease ROU assets are recorded in property and equipment, net and current and non-current finance lease liabilities are recorded in other current liabilities and other long-term liabilities, respectively, in our unaudited condensed balance sheets. The adoption of the new lease standard had no impact on our accumulated deficit. The adoption of the new lease standard had an immaterial impact on our results of operations and cash flows. See Note 8, Leases, for further detail.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The adoption of this guidance had no impact on our financial statements.

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of zero and 672,310 shares attributable to common stock options and restricted stock units ("RSUs") for the three months ended March 31, 2019 and 2018, respectively.

3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of March 31, 2019 and December 31, 2018, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair value as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,228	$8,228	$—	$—
	$8,228	$8,228	$—	$—

	Fair value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$11,173	$11,173	$—	$—
	$11,173	$11,173	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
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
The outstanding Term Loan will mature on May 1, 2022 (the “Maturity Date”) and bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Under the original Loan Agreement, we were required to make interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest.

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
In November 2018, and in connection with the 2018 Sanofi Amendment, we entered into a fourth amendment to the Term Loan with the Lender (the "Fourth Amendment"). Under the terms of the Fourth Amendment, the Lender has consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of certain of our intellectual property, as required to be delivered to Sanofi under the 2018 Sanofi Amendment (the “Assigned Assets”), which previously served as collateral under the Loan Agreement, and has released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License. Under the terms of the Fourth Amendment, we have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay a portion of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. In accordance with this term, we prepaid $0.6 million pursuant to our receipt of $2.5 million in Upfront Amendment Payments in November 2018. Additionally, we prepaid $0.4 million in March 2019 pursuant to our receipt of $1.8 million in Upfront Amendment Payments in March 2019. We are required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment.

On January 31, 2019, we entered into a fifth amendment to the Term Loan with the Lender (the "Fifth Amendment"). Under the terms of the Fifth Amendment, our required monthly payment to the Lender for the month of February 2019 was comprised of interest only. On March 7, 2019, we entered into a sixth amendment to the Term Loan with the Lender (the "Sixth Amendment"). Under the terms of the Sixth Amendment, our required monthly payment to the Lender for the month of March 2019 was comprised of interest only.

As discussed in Note 9, the maturity date of the Term Loan was extended from June 1, 2020 to May 1, 2022 pursuant to the Eighth Amendment to the Term Loan.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of March 31, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q and as of March 31, 2019 we were in compliance with all covenants under the Loan Agreement.
As of March 31, 2019, $15.2 million was outstanding under the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.

As of March 31, 2019, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2019	9,176
2020	6,118
$15,294
6. Stockholders’ Equity

Exchange Offer
On October 15, 2018, we filed a tender offer statement on Schedule TO with the Securities and Exchange Commission related to an offer by us to certain eligible optionholders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of our common stock for new RSUs (the "Exchange Offer").

The exchange ratio for each option eligible for exchange was determined using the Black-Scholes option pricing model and was based on, among other things, the fair market value of a share of our common stock, the volatility of our common stock, U.S. treasury rates, the exercise prices of such options, the remaining terms of such options and the term of the new RSUs. There were a total of 915,009 options eligible for exchange in the Exchange Offer by 31 eligible optionholders, all of which were exchanged for 603,058 RSUs. Of the 603,058 RSUs issued in the Exchange Offer, 514,955 contain certain performance conditions requisite for vesting commencement. Incremental stock-based compensation cost associated with the Exchange Offer was $0.4 million.
Sales of Common Stock
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock (the “Shares”) from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any of the Shares, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell the Shares from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any Shares sold under the Stock Sales Agreement. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the three months ended March 31, 2019.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2019 (in thousands):

Common stock options outstanding	390
RSUs outstanding	790
Common stock available for future grant under 2012 Equity Incentive Plan	193
Common stock available for future grant under 2015 Inducement Plan	83
Employee Stock Purchase Plan	195
Total common shares reserved for future issuance	1,651
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the three months ended March 31, 2019 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2018	59	$45.60	606	$1.58
Granted	331	$0.95	287	$0.95
Exercised (options) or Vested (RSUs)	—	$—	(94)	$1.08
Canceled/forfeited/expired	0	$4.56	(4)	$1.50
Stock Awards outstanding at March 31, 2019	390		795	$1.41

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2019	2018
Stock options
Risk-free interest rate	2.6%	2.6%
Volatility	93.8%	87.9%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	2.6%	2.7%
Volatility	93.8%	87.4%
Dividend yield	—	—
Expected term (years)	6.1	5.7
Employee stock purchase plan shares
Risk-free interest rate	2.4%	1.4%
Volatility	119.4%	89.0%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	$471	$666
General and administrative	488	961
Total	$959	$1,627

7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was $6.8 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

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
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Sanofi Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of March 31, 2019, contract liability associated with the Sanofi Purchase Agreement and the 2014 Sanofi Amendment was $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of approximately one year.
We are eligible to receive milestone payments related to the development and commercialization of miR-221/222 for HCC of up to $38.8 million for proof-of-concept option exercise fees (net of $1.25 million creditable, as noted above), $40.0 million for clinical milestones and up to $130.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales of any products from the miR-221/222 program which, in the case of sales in the United States, will be in the middle of the 10% to 20% range, and, in the case of sales outside of the United States, will range from the low end to the middle of the 10% to 20% range, depending upon the volume of sales. If we exercise our option to co-promote a miR-221/222 product, we will continue to be eligible to receive royalties on net sales of each product in the United States at the same rate, unless we elect to share a portion of Sanofi’s profits from sales of such product in the United States in lieu of royalties.

In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately$6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to$40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019. As of March 31, 2019, the $40.0 million in development milestone payments (variable consideration) are not deemed probable of being achieved and therefore, the related consideration is fully constrained.
8. Leases

At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are not recorded on the unaudited condensed balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components.
In July 2015, we entered into an operating lease agreement (the "Prior Lease") for approximately 59,248 square feet of office and laboratory facility space located at 10614 Science Center Drive, San Diego, California 92121. The lease term was 96 months from the lease commencement date, and we moved our headquarters into this facility in May 2016. In conjunction with the lease, we received $1.4 million of lease incentives and $8.2 million of tenant improvement allowance, which was to be used for non-structural leasehold improvements. The lease incentives and tenant improvement allowance were included within deferred rent. Our deferred rent balance as of December 31, 2018 was $8.0 million. The Prior Lease agreement was with ARE SD Region No. 44 LLC (“Landlord”).

On February 19, 2019, we entered into an agreement, the (“Space Swap Agreement"), with Nitto Biopharma, Inc. ("Nitto"), pursuant to which we agreed, contingent upon the execution of a new lease agreement (the "Lease") for Nitto's space with Landlord and the termination of the Prior Lease, to, among other things, (i) swap buildings with Nitto, and (ii) sell, convey and transfer all right, title and interest in certain furniture, fixtures and equipment to Nitto, as set forth in the Space Swap Agreement. Under the Space Swap Agreement, we will pay Nitto (a) a relocation assistance payment in the amount of $0.1 million; (b) $0.2 million representing the difference between the security deposits under the Prior Lease and Nitto’s prior lease, and (c) $1.3 million as reimbursement for the six monthly installments of base monthly rent due pursuant to the new lease between Nitto and Landlord, subject to certain adjustments, which reimbursements are to be paid as rent comes due for Nitto under its new lease.
On February 25, 2019, we and Landlord entered into a second amendment (the “Lease Amendment”) to the Prior Lease. Under the terms of the Lease Amendment, the expiration date of the Prior Lease was accelerated from April 30, 2024 to March 31, 2019 and the Prior Lease terminated on April 1, 2019. The Lease Amendment eliminated all further cash payments due under the Prior Lease, including aggregate base rent over its remaining term of approximately $14.4 million.

On February 25, 2019, we entered into the Lease with Landlord, for the lease of approximately 24,562 square feet of rentable area of the building located at 10628 Science Center Drive, San Diego, California, 92121 (the "Premises"), which Premises were previously occupied by Nitto. The commencement date of the Lease was April 1, 2019 (the “Commencement Date”). The Premises serve as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Lease (“Initial Term”) is 51 months, ending June 30, 2023. The aggregate base rent due over the Initial Term is approximately $4.8 million. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses, the annual tax expenses and the annual utilities costs related to the Lease. The base rent payments due are: $0.6 million in 2019, $1.2 million in 2020, $1.2 million in 2021, $1.2 million in 2022, and $0.6 million in 2023. We have not recorded a ROU asset and lease liability for the Lease as of March 31, 2019, as the Commencement Date was April 1, 2019.
The execution of the Lease and Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. The leasehold improvements under the Prior Lease were accounted for as non-cash consideration of $5.6 million paid by us upon termination of the Prior Lease to the Landlord. We accounted for a $1.3 million portion of the reduction in the lease liability for the Prior Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.9 million portion of the reduction of the lease liability as a deferred credit that will be amortized as a reduction to rent expense over the term of the Lease. The $1.6 million obligation to reimburse Nitto for six monthly installments of base rent of the Prior Lease and certain other costs were accounted for as cost of terminating the Prior Lease in the unaudited condensed statement of operations. The net impact of the modification was a $0.4 million charge in the unaudited condensed statement of operations. As of March 31, 2019, we had a $1.3 million liability for the payments due to Nitto recorded in other current liabilities and a $0.9 million deferred credit recorded within other non-current liabilities in the unaudited condensed balance sheet. No other assets or liabilities remain with respect to the Prior Lease as of March 31, 2019.
The table below summarizes our lease liabilities and corresponding ROU assets as of March 31, 2019 (in thousands):

Assets
Operating	$—
Financing	603
Total ROU assets	$603

Liabilities
Current:
Operating	$—
Financing	287
Long-term:
Operating	—
Financing	245
Total lease liabilities	$532

The table below summarizes our lease costs from its unaudited condensed statement of operations, cash payments from its unaudited condensed statement of cash flows, and other non-cash information under its operating and financing lease obligations during the three months ended March 31, 2019 (in thousands, except years and rates):

Lease cost:
Operating lease cost	$326
Finance lease cost:
Amortization of right-of-use assets	46
Interest expense on lease liabilities	6
Total lease cost	$378

Cash payment information:
Operating cash used for operating leases	$651
Operating cash used for finance leases	7
Financing cash used for finance leases	65
Total cash paid for amounts included in the measurement of lease liabilities	$723

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—

Weighted-average remaining lease term (years) - operating leases	—
Weighted-average remaining lease term (years) - finance leases	2
Weighted-average discount rate - operating leases	—
Weighted-average discount rate - finance leases	4.9%
The commencement date of the Lease did not occur until April 1, 2019 and therefore, as of March 31, 2019, the lease liability for the Lease is zero.
Our future lease payments under finance leases at March 31, 2019 are as follows (in thousands):

Finance Leases
Remaining 2019	$215
2020	287
2021	57
Total lease payments	$559
Less: amount representing interest	(27)
Present value of obligations under leases	532
Less: current portion	(287)
Long-term finance lease obligations	$245
9. Subsequent Events

Seventh Amendment to Loan and Security Agreement

On April 9, 2019 we entered into a seventh amendment to the Term Loan with the Lender (the "Seventh Amendment"). Pursuant to the terms of the Seventh Amendment, our required monthly payments to the Lender will be comprised of interest only through and including the payment date immediately preceding the following date (the “Second Amortization Date”): (i) April 1, 2019, if we do not receive unrestricted gross cash proceeds of not less than $10 million on or before April 30, 2019 from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities and/or (b) “up front” or milestone payments in connection with a joint venture, collaboration or other partnering transaction other than pursuant to our Second Amended and Restated Collaboration and License Agreement (the “Sanofi License”), dated February 5, 2014, with Sanofi, as amended (the receipt of such net proceeds, a “Capital Event”), and (ii) May 1, 2019, if the Capital Event occurs.

Commencing on the Second Amortization Date, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender; provided, however, that we are required to make the monthly principal payment due April 1, 2019 on May 1, 2019 (in addition to all other payments due on May 1, 2019) if the Capital Event does not occur.

The Seventh Amendment also provides that we can irrevocably elect to increase the prepayment percentage for the funds that we are required to prepay under the Term Loan in the event we receive $10.0 million from the first development milestone under the Sanofi License from 25% to 75% (the “Applicable Sanofi Percentage”). Under the Seventh Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if the Applicable Sanofi Percentage is 25% and if we have not prepaid an aggregate of $5 million under the Term Loan (which amount shall not include any Sanofi License prepayments) on or before April 30, 2019 (such prepayment, the “Principal Paydown Event”), (ii) $5.0 million if the Applicable Sanofi Percentage is 75% and the Principal Paydown Event has not occurred and (iii) zero if the Principal Paydown Event has occurred.
Private Placement of Common Stock, Non-Voting Preferred Stock and Warrants

On May 3, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings, in a private placement transaction (the “Private Placement”).

At an initial closing under the Purchase Agreement that occurred on May 7, 2019 (the “Initial Closing”), we sold and issued to the Purchasers (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis.

Pursuant to the Purchase Agreement, in the event our Board of Directors unanimously resolves to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of autosomal dominant polycystic kidney disease ("ADPKD") (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019 we make a public announcement of its plan to recommence the Phase 1 Trial (the “Public Announcement”), we have agreed to sell and the Purchasers have agreed to purchase, at a second closing under the Purchase Agreement (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, “Milestone Securities”) having an aggregate purchase price of approximately $25.1 million, excluding the exercise price of the warrants. The additional shares of non-voting convertible preferred stock will each be convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. In the event the volume-weighted average price per share of common stock on the Nasdaq Stock Market (“VWAP”) during the five full trading days following the Public Announcement is at least $1.08, the non-voting convertible preferred stock to be sold the Milestone Closing will be Class A-1 convertible preferred stock and will be sold at a price of $10.80 per share. In the event the VWAP during the five full trading days following the Public Announcement is less than $1.08, the sale and issuance of the Milestone Securities will be subject to stockholder approval under Nasdaq Listing Rule 5635 (“Stockholder Approval”), which must be obtained no later than March 31, 2020 (provided we shall use our best efforts to obtain the Stockholder Approval by no later than 45 days following the Public Announcement), and the non-voting preferred stock to be sold in the Milestone Closing will be newly designated Class A-2 convertible preferred stock and will have a purchase price equal to the “Alternative Milestone Price” as defined under the Purchase Agreement. The Alternative Milestone Price per share of Class A-2 convertible preferred stock will, (a) if the Stockholder Approval is obtained prior to the Public Announcement, 10 multiplied by the VWAP over the five full trading days immediately following the Public Announcement or (b) if the Stockholder Approval is obtained after the Public Announcement, the price that is the lower of (i) 10 multiplied by the VWAP over the five full trading days immediately following the Public Announcement and (ii) 10 multiplied by the VWAP over the five full trading days immediately following the date on which the Stockholder Approval is obtained. In the event the relevant VWAP used for the Alternative Minimum Price is less than $0.50 per share, the Milestone Closing will not occur. The accompanying warrants will be sold at a price of $0.125 for each share of common stock underlying the warrants, will have an exercise price equal to 100%

of the purchase price of the non-voting convertible preferred stock sold in the Milestone Closing (priced on an as-converted to common stock basis), subject to proportional adjustments in the event of stock splits or combinations or similar events, and will have an exercise term of five years from the date of issuance. The warrants will be exercisable on a net exercise "cashless" basis.
Eighth Amendment to Loan and Security Agreement
Concurrently with the Purchase Agreement, on May 3, 2019, we entered into an eighth amendment to the Term Loan with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the Initial Closing, our required monthly payments to the Lender will be comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, if an additional $20.0 million in capital is received by us on or before December 31, 2019 (the “Capital Event”), our required monthly payments to the Lender will be comprised of interest only through and including the payment to be made in April 2021.
Commencing in May 2020, or, if the Capital Event occurs, May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender.
The Eighth Amendment also provides that we have increased the prepayment percentage for the funds that it is required to prepay under the Term Loan, in the event that we receive the $10.0 million first development milestone payment (the “Milestone Payment”) under the 2018 Sanofi Amendment from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the lien on our intellectual property will be released.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report, filed with the Securities and Exchange Commission on March 18, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR programs. As of March 31, 2019, the transition activities were substantially complete. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease, or ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
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
Since our inception through March 31, 2019, we have received $302.2 million from the sale of our equity and convertible debt securities $89.3 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $10.3 million.
Development Stage Pipeline

We currently have multiple programs in various stages of clinical development.

RG-012: In May 2017, we completed a Phase I multiple-ascending dose, or MAD, clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase I clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. In the third quarter of 2017, we initiated HERA, the Phase II randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. Preliminary results from the first patients through the renal biopsy study are encouraging, with kidney tissue concentrations achieved that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi, who will be responsible for all costs incurred in the development of these miR-21 programs. As of March 31, 2019, the transition activities, including the transfer of the investigational new drug application ("IND"), were substantially complete.

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

Glioblastoma multiforme program: In January 2019, we announced RGLS5579 as a clinical candidate in our glioblastoma multiforme (“GBM”) program. RGLS5579, which targets microRNA-10b, demonstrated statistically significant improvements in survival as both a monotherapy as well as in combination with temozolamide ("TMZ") in an orthotopic glioblastoma multiforme animal model. In combination with TMZ, the addition of a single dose of anti-mir-10b, delivered intracranially, led to a more than two-fold improvement in survival compared to TMZ alone. These, and additional survival data on RGLS5579, were presented in November 2018 at the Society for Neuro-Oncology Meeting in New Orleans, Louisiana. We plan to seek a partner to further advance development of RGLS5579.

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
Since our inception, we have spent a total of approximately $351.7 million in research and development expenses through March 31, 2019.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2018, with the exception of changes made upon adoption of ASU No. 2016-02 and the related supplemental ASUs. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q. For a description of accounting policy changes resulting from the adoption of ASU No. 2016-02 and the related supplemental ASUs, refer to Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Revenue under strategic alliances and collaborations	$6,778	$18
Research and development expenses	5,983	11,828
General and administrative expenses	3,533	3,773
Interest and other expenses, net	(522)	(441)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance with Sanofi was $6.8 million for the three months ended March 31, 2019, compared to less than $0.1 million for the three months ended March 31, 2018. The increase was attributable to recognizing all of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the three months ended March 31, 2019. As of March 31, 2019, we had $0.1 million of contract liabilities, which consisted of payments received through our strategic alliance that have not yet been recognized in accordance with our revenue recognition policies.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2019	% of total	Three months ended March 31, 2018	% of total	$	%
Research and development
Personnel and internal expenses	$2,795	47%	$4,643	39%	$(1,848)	(40)%
Third-party and outsourced expenses	2,519	42%	6,291	53%	(3,772)	(60)%
Non-cash stock-based compensation	489	8%	666	6%	(177)	(27)%
Depreciation	180	3%	228	2%	(48)	(21)%
Total research and development expenses	$5,983	100%	$11,828	100%	$(5,845)	(49)%

Research and development expenses were $6.0 million for the three months ended March 31, 2019, compared to $11.8 million for the three months ended March 31, 2018. The aggregate decrease was driven by a $3.8 million decrease in external development expenses during the three months ended March 31, 2019, primarily attributable to the pausing of the RGLS4326 program in the third quarter of 2018 and commencement of the transfer of the RG-012 program to Sanofi under the 2018 Sanofi Amendment in the fourth quarter of 2018. Additionally, the decrease for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was driven by a $1.9 million reduction in personnel and internal expenses, primarily attributable to a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018.
General and administrative expenses
General and administrative expenses were $3.5 million for the three months ended March 31, 2019, compared to $3.8 million for the three months ended March 31, 2018. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other expenses, net
Net interest and other expenses were $0.5 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018, primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2019, we have received $302.2 million from the sale of our equity and convertible debt securities $89.3 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $10.3 million. In addition, on May 7, 2019, completed the Initial Closing under the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock the Milestone Closing, subject to certain closing conditions. If the Milestone Closing occurs, the gross proceeds from that closing will be approximately $25.1 million, excluding the exercise price of the warrants.
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.
If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(4,433)	$(15,602)
Investing activities	161	11,439
Financing activities	657	701
Total	$(3,615)	$(3,462)
Operating activities
Net cash used in operating activities was $4.4 million for the three months ended March 31, 2019, compared to $15.6 million for the three months ended March 31, 2018. The decrease in net cash used in operating activities was primarily attributable to a net loss of $3.3 million for the three months ended March 31, 2019, compared to a net loss of $16.0 million for the three months ended March 31, 2018. This decrease was partially offset by changes in working capital resulting in net cash used in operating activities of $4.1 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $1.9 million for the three months ended March 31, 2018.
Investing activities
The decrease in net cash provided by investing activities was driven by net cash provided by sales and disposals of property and equipment of $0.2 million for the three months ended March 31, 2019, compared to net sales and maturities of short-term investments of $11.4 million for the three months ended March 31, 2018.
Financing activities
Net cash provided by financing activities was $0.7 million for each the three months ended March 31, 2019 and 2018. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to proceeds from the issuance of our common stock, partially offset by the remittance of principal amortization payments under our Term Loan. Net cash provided by financing activities for the three months ended March 31, 2018 was primarily attributable to proceeds from capital lease financing activities.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, other than the January 2019 and March 2019 amendments to our Loan Agreement (refer to Note 5 for information regarding these amendments) and the April 2019 and May 2019 amendments to our Loan Agreement (refer to Note 9 for information regarding these amendments).
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our short-term investments. If a 10% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We also have interest rate exposure as a result of our outstanding Term Loan. As of March 31, 2019, the outstanding principal amount of the Term Loan was $15.3 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan.
If a 10% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2019, we had approximately $10.3 million of cash and cash equivalents and we had $15.2 million of outstanding debt principal obligations under our Term Loan with Oxford. The Eighth Amendment provides that the Company has increased the prepayment percentage for the funds that it is required to prepay under the Term Loan in the event that the Company receives the $10.0 million first development milestone payment (the “Milestone Payment”) under the Second Amended and Restated Collaboration and License Agreement, dated February 5, 2014, with Sanofi, from 75% to 100% of the Milestone Payment (the “Sanofi Prepayment”). Under the Eighth Amendment, the Company is required to maintain cash in a collateral account controlled by the Lender (the “Minimum Cash Balance”) of $5.0 million if the Company has not yet paid the Sanofi Prepayment. Upon payment of the Sanofi Prepayment to the Lender, the Company will no longer be required to maintain the Minimum Cash Balance and the lien on the Company’s intellectual property will be released. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount we can raise through primary public offerings of our securities in any twelve-month period using one or more registration statements on Form S-3, or shelf registration statements, including sales under our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, or the Sales Agreement, will be limited to an aggregate of one-third of our public float. As of May 7, 2019, our public float was approximately $27.8 million, which means that we may only sell approximately $9.3 million of our securities using shelf registration statements. We sold zero shares of our common stock under the baby shelf rules in the twelve-month period ended May 7, 2019. Accordingly, we currently have the capacity to issue up to approximately $9.3 million worth of additional shares of our common stock pursuant to the Sales Agreement. If our public float decreases, the amount of securities we may sell under shelf registration statements, including sales under the Sales Agreement, will also decrease. Any limitations on our ability to use shelf registration statements may harm our ability to raise the capital we need to advance the development of our product candidates in an efficient manner or on acceptable terms and continue as a going concern.
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

•
On August 6, 2018, we and Oxford entered into an amendment to the parties’ Loan Agreement. Under the terms of the amendment, we were required to make payments of interest-only for an additional three-month period, from August 2018 through October 2018. Amortization payments commenced in November 2018.

•
On November 5, 2018 and in connection with the 2018 Sanofi Amendment we entered into the Fourth Amendment. Under the terms of the Fourth Amendment, we are required to prepay part of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. We will also be required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment.

•	On January 31, 2019, we and Oxford entered into the Fifth Amendment, under which our required monthly payment to Oxford for the month of February 2019 was comprised of interest only.

•	On March 7, 2019, we and Oxford entered into the Sixth Amendment, under which our required monthly payment to Oxford for the month of March 2019 was comprised of interest only.

•
On April 9, 2019, we and Oxford entered into the Seventh Amendment. Under the terms of the Seventh Amendment, our required monthly payments to the Lender will be comprised of interest only through and including the payment date immediately preceding the Second Amortization Date: (i) April 1, 2019, if we do not receive unrestricted gross cash proceeds of not less than $10 million on or before April 30, 2019 from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities and/or (b) “up front” or milestone payments in connection with a joint venture, collaboration or other partnering transaction other than pursuant to the Sanofi License (the receipt of such net proceeds, a “Capital Event”), and (ii) May 1, 2019, if the Capital Event occurs. Commencing on the Second Amortization Date, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender; provided, however, that we are required to make the monthly principal payment due April 1, 2019 on May 1, 2019 (in addition to all other payments due on May 1, 2019) if the Capital Event does not occur. Payments under the Loan Agreement could result in a significant reduction of our assets. The Seventh Amendment also provides that we can irrevocably elect to increase the prepayment percentage for the funds that we are required to prepay under the Term Loan in the event we receive $10.0 million from the first development milestone under the Sanofi License from 25% to 75% (the “Applicable Sanofi Percentage”). Under the Seventh Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if the Applicable Sanofi Percentage is 25% and if we have not prepaid an aggregate of $5 million under the Term Loan (which amount shall not include any Sanofi License prepayments) on or before April 30, 2019 (such prepayment, the “Principal Paydown Event”), (ii) $5.0 million if the Applicable Sanofi Percentage is 75% and the Principal Paydown Event has not occurred and (iii) zero if the Principal Paydown Event has occurred.

•
On May 3, 2019, we entered into the Eighth Amendment. Pursuant to the terms of the Eighth Amendment and as a result of the completion of the Initial Closing under the Private Placement, our required monthly payments to the Lender will be comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, if an additional $20.0 million in capital is received by us on or before December 31, 2019 (the “December Capital Event”), our required monthly payments to the Lender will be comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2020, or, if the December Capital Event occurs, May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides that we have increased the prepayment percentage for the funds that it is required to prepay under the Term Loan, in the event that we receive the $10.0 million first development milestone payment (the “Milestone Payment”) under the 2018 Sanofi Amendment from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the lien on our intellectual property will be released.

Amounts outstanding under the Term Loan mature on May 1, 2022.

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
We have incurred losses in each year since our inception in September 2007. Our net losses were $3.3 million and $16.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $396.0 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our strategic alliance partners. We have a strategic alliance with Sanofi relating to the development of our miR-21 programs for HCC and kidney fibrosis and our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of our preclinical program targeting miR-221/222 for HCC. If Sanofi exercises its option, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another strategic alliance for such product candidate. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs. RG-012 transition activities are substantially complete. In June 2017, AstraZeneca provided notice to us of its election to discontinue the clinical development of RG-125(AZD4076) for NASH and terminated our collaboration and license agreement. Under the agreement with AstraZeneca, the termination was to become effective in June 2018. In May 2018, AstraZeneca requested to extend the agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. By the end of this 12-month extension, the parties will complete the transfer activities contemplated by the agreement. The new termination effective date pursuant to the extension will be June 2019.

The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We initiated clinical development of RGLS4326 for the treatment of ADPKD. We had also initiated clinical development of RG-012, which we subsequently transferred to Sanofi, and it will be several years, if ever, before Sanofi has a product candidate ready for commercialization. Even if we or our strategic alliance partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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

For example, in July 2018, we voluntarily paused our Phase I MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase II proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase I clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We plan to submit a comprehensive data package for RGLS4326 to the FDA that will include the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase I SAD study and data from the first cohort of the Phase I MAD study to support our plan to resume the Phase I MAD study; however, we cannot be certain FDA will permit the Phase I MAD study to resume based on our interim analysis
If we or our current or future strategic alliance partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or our current or future strategic alliance partners may:

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
We rely on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.*
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
In addition, if our alliance partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, in November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who is responsible for all costs incurred in the development of our miR-21 programs. As a result, we will no longer be involved in the development or commercialization of our miR-21 programs. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials.
These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, delay milestone payments owed to us or cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
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
RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES
The commercial success of our programs that are part of our strategic alliance agreements with Sanofi or others will depend in large part on the development and marketing efforts of our alliance partners. If our alliance partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.*

In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR-21 programs. The transition activities are substantially complete. As a result, we have no influence and/or control over their approaches to development and commercialization of our miR-21 programs. If Sanofi or any potential future strategic alliance partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such strategic alliance partners could be delayed or terminated. If we terminate any of our strategic alliances or any program thereunder due to a material breach by Sanofi, and except in the case of RG-012, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi royalties on any product candidate that we may successfully commercialize.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of March 31, 2019, we had 24 employees. In the future, we may need to expand our organization.
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
Changes in funding for FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
From January 1, 2015 through May 7, 2019, the closing price of our common stock as reported on The Nasdaq Stock Market has ranged from $0.84 to $253.56, as adjusted for our 1-for-12 reverse stock split that became effective on October 3, 2018.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. For example, on May 7, 2019, we completed the Initial Closing of the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock at the Milestone Closing, subject to certain closing conditions. If the Milestone Closing occurs, the gross proceeds from that closing will be approximately $25.1 million, excluding the exercise price of the warrants. Current stockholders may be diluted by the completion of Milestone Closing and the exercise of the warrants issued in the Private Placement
Pursuant to our 2012 Equity Incentive Plan (the "2012 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2012 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2012 Plan and the ESPP each year. In addition, we will likely pursue a separate share reserve increase under the 2012 Plan in the future or request our shareholders to approve a new plan with a larger share reserve in order to have sufficient shares to incentivize, retain and motivate employees and other service providers. Any such increase may cause our stockholders to experience additional dilution, which could cause our stock price to fall.
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
The purpose of the Exchange Offer was to revitalize the incentive value of our outstanding equity awards to retain and motivate employees and directors and recreate a personal stake in the long term financial success of our company, and thereby align their interests with those of our other stockholders. Equity awards are a critical component of our compensation philosophy, the focal point of which is to increase long-term stockholder value. During the past several fiscal years, our stock price has declined. As of October 15, 2018, 100% of our outstanding stock options were “out-of-the-money,” meaning the exercise price of each of those options is greater than our current stock price, with exercise prices ranging from $4.56 to over $200 per share; a significant portion of these options have been “out-of-the-money” for more than two years. Specifically, all stock options granted between February 2012 and October 2016 have been “out-of-the-money” in their entirety for more than two years. This means that our historically granted stock options may have little or no perceived value to those who hold them and therefore may no longer be effective as incentives to motivate and retain these individuals. One hundred percent of eligible options were exchanged by eligible optionholders in the Exchange Offer. However, there is no guarantee that our employees and directors who participated in the Exchange Offer will continue to be properly incentivized in the long term.
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.*
Our common stock is currently listed on The Nasdaq Capital Market. Prior to January 11, 2019, our common stock was listed on The Nasdaq Global Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share and a minimum stockholders’ equity requirement of $2.5 million. In December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. On October 18, 2018, we were notified by The Nasdaq Stock Market that as of October 17, 2018 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with Nasdaq listing rules. On November 13, 2018, we were notified by The Nasdaq Stock Market that we failed to comply with the listing rules of The Nasdaq Global Market as we did not maintain a minimum of $10 million in stockholder equity and therefore could be subject to delisting if we did not submit a plan to regain compliance. In December 2018, we submitted a plan to The Nasdaq Global Market to regain compliance with the Nasdaq Listing Rules, which included, among other specific measures, transferring our listing from The Nasdaq Global Market to The Nasdaq Capital Market, which has a lower minimum stockholders’ equity requirement of $2.5 million. On January 11, 2019, our transfer to The Nasdaq

Capital Market became effective. Based upon the transfer to The Nasdaq Capital Market, and the other specific measures outlined in our plan, Nasdaq approved our plan and provided us with an extension to May 13, 2019 to comply with the trading rules of The Nasdaq Capital Market , provided Nasdaq required that we also evidence compliance with the minimum stockholders’ equity requirement at the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. On May 9, 2019, we sent a letter to The Nasdaq Stock Market notifying them that we completed the Initial Closing of the Private Placement on May 7, 2019, pursuant to which we raised net proceeds of approximately $15.7 million. Pursuant to such financing, we believe, as of the date of this report, that we have regained compliance with the minimum stockholders’ equity requirement. Even though we believe we have regained compliance with the minimum stockholders’ equity requirement, Nasdaq will continue to monitor our ongoing compliance with such requirement and, if at the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we do not evidence compliance, we may be subject to delisting.
There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement, the minimum stockholders’ equity requirement or Nasdaq's other continued listing standards in the future. If we are not able to maintain compliance with the stockholders' equity requirements at the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 or thereafter, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

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

3.4
Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file No. 001-35670), filed with the SEC on May 9, 2019).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2
Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

4.3	Form of Common Stock Purchase Warrant (incoporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (file No. 001-35670), filed with the SEC on May 9, 2019).

10.1*	Employment Agreement between the Registrant and Christopher Aker, dated July 24, 2018.

10.2
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.3
Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.4
Agreement, dated February 19, 2019, by and between the Registrant and Nitto Biopharma, Inc. (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.5
Second Amendment to Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.6
Sixth Amendment to Loan and Security Agreement, dated March 7, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.7	Seventh Amendment to Loan and Security Agreement, dated April 9, 2019, by and between the Registrant and Oxford Finance LLC.

10.8
Securities Purchase Agreement, dated May 3, 2019, by and among the Registrant and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-35670), filed with the SEC on May 9, 2019).

10.9
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (file No. 001-35670), filed with the SEC on May 9, 2019).

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

Regulus Therapeutics Inc.
Date: May 9, 2019	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Daniel R. Chevallard
Daniel R. Chevallard
Chief Financial Officer
(Principal Financial and Accounting Officer)