Form 10-Q
period 2019-06-30
Regulus Therapeutics Inc.
filed 2019-08-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670

Regulus Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10628 Science Center Drive, Suite 225 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
858-202-6300
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

___________________________________________________________

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
As of August 2, 2019, the registrant had 20,824,638 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,571	$13,935
Contract and other receivables	331	26
Prepaid materials, net	3,826	4,194
Prepaid expenses and other current assets	556	1,140
Total current assets	24,284	19,295
Property and equipment, net	974	7,806
Intangibles, net	406	500
Other assets	27	326
Total assets	$25,691	$27,927
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,602	$1,714
Accrued liabilities	1,152	1,625
Accrued compensation	829	1,601
Current portion of term loan, less debt issuance costs	14,621	16,575
Current portion of contract liabilities	42	2,572
Other current liabilities	2,241	2,559
Total current liabilities	20,487	26,646
Contract liabilities, less current portion	—	6
Deferred rent, less current portion	—	6,820
Other long-term liabilities	461	309
Total liabilities	20,948	33,781
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 415,898 shares authorized, issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 20,824,388 and 8,818,019 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	21	9
Additional paid-in capital	405,721	386,860
Accumulated deficit	(400,999)	(392,723)
Total stockholders’ equity (deficit)	4,743	(5,854)
Total liabilities and stockholders’ equity (deficit)	$25,691	$27,927
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$18	$6,796	$36
Total revenues	18	18	6,796	36
Operating expenses:
Research and development	1,836	10,013	7,819	21,841
General and administrative	2,850	3,349	6,383	7,122
Total operating expenses	4,686	13,362	14,202	28,963
Loss from operations	(4,668)	(13,344)	(7,406)	(28,927)
Other income (expense):
Interest and other income	191	118	205	282
Interest and other expense	(538)	(621)	(1,074)	(1,227)
Loss before income taxes	(5,015)	(13,847)	(8,275)	(29,872)
Income tax expense	(1)	—	(1)	(1)
Net loss	$(5,016)	$(13,847)	$(8,276)	$(29,873)
Other comprehensive loss:
Unrealized gain on short-term investments, net	—	47	—	54
Comprehensive loss	$(5,016)	$(13,800)	$(8,276)	$(29,819)
Net loss per share, basic and diluted	$(0.30)	$(1.59)	$(0.61)	$(3.44)
Weighted average shares used to compute basic and diluted net loss per share	16,705,587	8,693,788	13,560,183	8,681,311
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$—	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	—	—	93,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	959	—	—	959
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,369	—	2	—	—	2
Issuance of common stock through ATM	—	—	1,903,880	2	2,082	—	—	2,084
Net loss	—	—	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	—	$—	10,817,916	$11	$389,903	$—	$(395,983)	$(6,069)
Issuance of common stock upon exercise of options	—	—	2,500	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	—	—	273,438	—	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	415,898	—	9,730,534	10	15,495	—	—	15,505
Stock-based compensation expense	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	(5,016)	(5,016)
Balance at June 30, 2019	415,898	$—	20,824,388	$21	$405,721	$—	$(400,999)	$4,743

Balance at December 31, 2017	—	$—	8,662,435	$9	$381,199	$(134)	$(345,858)	$35,216
Issuance of common stock upon exercise of options	—	—	328	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	—	—	8,660	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,627	—	—	1,627
Cumulative effect of accounting change (ASU 2014-09)	—	—	—	—	—	—	1,843	1,843
Issuance of common stock under Employee Stock Purchase Plan	—	—	21,377	—	207	—	—	207
Unrealized gain on short-term investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(16,025)	(16,025)
Balance at March 31, 2018	—	$—	8,692,800	$9	$383,034	$(127)	$(360,040)	$22,876
Issuance of common stock upon vesting of restricted stock units	—	—	8,745	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,357	—	—	1,357
Unrealized gain on short-term investments	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(13,847)	(13,847)
Balance at June 30, 2018	—	$—	8,701,545	$9	$384,391	$(80)	$(373,887)	$10,433

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(8,276)	$(29,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	673	1,121
Stock-based compensation	1,278	2,984
Amortization of premium on investments, net	—	87
Gain on reduction of lease liability	1,839	—
Other	151	109
Change in operating assets and liabilities:
Contracts and other receivables	(305)	189
Prepaid materials	368	128
Prepaid expenses and other assets	883	231
Accounts payable	(112)	(276)
Accrued liabilities	(478)	(927)
Accrued compensation	(772)	(761)
Contract liabilities	(2,536)	(36)
Deferred rent and other liabilities	—	(613)
Other liabilities	(2,837)	(174)
Net cash used in operating activities	(10,124)	(27,811)
Investing activities
Sales and maturities of short-term investments	—	27,151
Sales and disposals of property and equipment	282	—
Acquisition of intangibles	(8)	—
Net cash provided by investing activities	274	27,151
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	15,505	—
Proceeds from issuance of common stock, net	2,086	208
Proceeds from exercise of common stock options	2	1
Principal payments on term loan	(1,977)	—
(Payments) proceeds of financing leases	(130)	417
Net cash provided by (used in) financing activities	15,486	626
Net increase (decrease) in cash and cash equivalents	5,636	(34)
Cash and cash equivalents at beginning of period	13,935	13,519
Cash and cash equivalents at end of period	$19,571	$13,485
Supplemental disclosure of cash flow information
Interest paid	$(854)	$(1,045)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$6	$306
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

In July 2018, we implemented a corporate restructuring to reduce operating expenses and focus our resources, which involved a reduction in our workforce. The workforce reduction was substantially completed in July 2018. As of June 30, 2019, we had 21 employees.

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
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of June 30, 2019, we had approximately $19.6 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of June 30, 2019 and December 31, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 2,467,966 and 1,240,801 shares attributable to convertible preferred stock for the three and six months ended June 30, 2019, compared to 512,108 and 562,659 shares attributable to common stock options and restricted stock units ("RSUs") for the three and six months ended June 30, 2018, respectively.
3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of June 30, 2019 and December 31, 2018, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair value as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,284	$16,284	$—	$—
	$16,284	$16,284	$—	$—

	Fair value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$11,173	$11,173	$—	$—
	$11,173	$11,173	$—	$—
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
In November 2018, and in connection with the 2018 Sanofi Amendment, we entered into a fourth amendment to the Term Loan with the Lender (the "Fourth Amendment"). Under the terms of the Fourth Amendment, the Lender consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of certain of our intellectual property, as required to be delivered to Sanofi under the 2018 Sanofi Amendment (the “Assigned Assets”), which previously served as collateral under the Loan Agreement, and released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License. Under the terms of the Fourth Amendment, we have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay a portion of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. In accordance with this term, we prepaid $0.6 million pursuant to our receipt of $2.5 million in Upfront Amendment Payments in November 2018. Additionally, we prepaid $0.4 million in March 2019 pursuant to our receipt of $1.8 million in Upfront Amendment Payments in March 2019. We are required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment.

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

On April 9, 2019 we entered into a seventh amendment to the Term Loan with the Lender (the "Seventh Amendment"). Under the terms of the Seventh Amendment, our required monthly payments to the Lender were to be comprised of interest only through and including the payment date immediately preceding the following date (the “Second Amortization Date”): (i) April 1, 2019, if we did not receive unrestricted gross cash proceeds of not less than $10 million on or before April 30, 2019 from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities and/or (b) “up front” or milestone payments in connection with a joint venture, collaboration or other partnering transaction other than pursuant to our Second Amended and Restated Collaboration and License Agreement (the “2014 Sanofi Amendment”), dated February 5, 2014, with Sanofi, as amended (the receipt of such net proceeds, the “ Seventh Amendment Capital Event”), and (ii) May 1, 2019, if the Seventh Amendment Capital Event occurs.

Commencing on the Second Amortization Date, and continuing on each successive payment date thereafter, we were to be required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender; provided, however, that we were required to make the monthly principal payment due April 1, 2019 on May 1, 2019 (in addition to all other payments due on May 1, 2019) if the Seventh Amendment Capital Event did not occur. The Seventh Amendment also provided that we can irrevocably elect to increase the prepayment percentage for the funds that we are required to prepay under the Term Loan in the event we receive $10.0 million from the first development milestone under the 2018 Sanofi Amendment (the "Milestone Payment") from 25% to 75% (the “Applicable Sanofi Percentage”). Under the Seventh Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if the Applicable Sanofi Percentage is 25% and if we had not prepaid an aggregate of $5 million under the Term Loan (which amount shall not include any Sanofi License prepayments) on or before April 30, 2019 (such prepayment, the “Principal Paydown Event”), (ii) $5.0 million if the Applicable Sanofi Percentage is 75% and the Principal Paydown Event had not occurred and (iii) zero if the Principal Paydown Event had occurred.

On May 3, 2019, concurrently with the Securities Purchase Agreement (the "Purchase Agreement") (as described in further detail in Note 6), we entered into an eighth amendment to the Term Loan with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the initial closing under the Purchase Agreement, our required monthly payments to the Lender will be comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest-only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, if an additional $20.0 million in capital is received by us on or before December 31, 2019 (the “Eighth Amendment Capital Event”), our required monthly payments to the Lender will be comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2020, or, if the Seventh Amendment Capital Event occurs, May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides that we have increased the prepayment percentage for the funds that we are required to prepay under the Term Loan, in the event that we receive the $10.0 million Milestone Payment from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the positive lien on our intellectual property will be released.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of June 30, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q and as of June 30, 2019 we were in compliance with all covenants under the Loan Agreement.
As of June 30, 2019, $14.7 million was outstanding under the Term Loan, with an additional $1.9 million payable at the conclusion of the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of June 30, 2019, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2019	$—
2020	4,698
2021	7,047
2022	2,936
$14,681
6. Stockholders’ Equity

Private Placement of Common Stock, Non-Voting Preferred Stock and Warrants

On May 3, 2019, we entered into a Purchase Agreement with certain institutional and other accredited investors, including certain directors, executive officers and employees of the Company (the “Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings, in a private placement transaction (the “Private Placement”).

At an initial closing under the Purchase Agreement that occurred on May 7, 2019 (the “Initial Closing”), we sold and issued to the Purchasers (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis. An aggregate of 526,083 shares of common stock and warrants to purchase up to 526,083 shares of common stock were purchased for $0.6 million by certain directors and executive officers of the Company.

Pursuant to the Purchase Agreement, in the event our Board of Directors unanimously resolves to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of autosomal dominant polycystic kidney disease ("ADPKD") (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019 we make a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we have agreed to sell and the Purchasers have agreed to purchase, at a second closing under the Purchase Agreement (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, “Milestone Securities”) having an aggregate purchase price of approximately $25.1 million, excluding the exercise price of the warrants. The additional shares of non-voting convertible preferred stock will each be convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. In the event the volume-weighted average price per share of common stock on the Nasdaq Stock Market (“VWAP”) during the five full trading days following the Public Announcement is at least $1.08, the non-voting convertible preferred stock to be sold the Milestone Closing will be Class A-1 convertible preferred stock and will be sold at a price of $10.80 per share. In the event the VWAP during the five full trading days following the Public Announcement is less than $1.08, the sale and issuance of the Milestone Securities will be subject to stockholder approval under Nasdaq Listing Rule 5635 (“Stockholder Approval”), which must be obtained no later than March 31, 2020 (provided we shall use our best efforts to obtain the Stockholder Approval by no later than 45 days following the Public Announcement), and the non-voting preferred stock to be sold in the Milestone Closing will be newly designated Class A-2 convertible preferred stock and will have a purchase price equal to the “Alternative Milestone Price” as defined under the Purchase Agreement. The Alternative Milestone Price per share of Class A-2 convertible preferred stock will be, (a) if the Stockholder Approval is obtained prior to the Public Announcement, the VWAP over the five full trading days immediately following the Public Announcement or (b) if the Stockholder Approval is obtained after the Public Announcement, the price that is the lower of (i) the VWAP over the five full trading days immediately following the Public Announcement and (ii) the VWAP over the five full trading days immediately following the date on which the Stockholder Approval is obtained. In the event the relevant VWAP used for the Alternative Minimum Price is less than $0.50 per share, the Milestone Closing will not occur. The accompanying warrants will be sold at a price of $0.125 for each share of common stock underlying the warrants, will have an exercise price equal to 100% of the purchase price of the non-voting convertible preferred stock sold in the Milestone Closing (priced on an as-converted to common stock basis), subject to proportional adjustments in the event of stock splits or combinations or similar events, and will have an exercise term of five years from the date of issuance. The warrants will be exercisable on a net exercise "cashless" basis.

We evaluated the non-voting Class A-1 convertible preferred stock and common stock warrants sold in the Initial Closing under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The Initial Closing did not include any embedded features that require bifurcation. The non-voting Class A-2 convertible preferred stock and warrants issuable under the Milestone Closing are not subject to accounting recognition until the Milestone Closing occurs, as the terms of the Milestone Closing do not provide a right or an obligation on neither the Company nor the Purchasers.

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the six months ended June 30, 2019. No shares we sold during the three months ended June 30, 2019.

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
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2019 (in thousands):

Common stock options outstanding	306
RSUs outstanding	342
Common stock available for future grant under 2012 Equity Incentive Plan	450
Common stock available for future grant under 2015 Inducement Plan	83
Employee Stock Purchase Plan	194
Total common shares reserved for future issuance	1,375
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the six months ended June 30, 2019 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2018	59	$45.60	606	$1.58
Granted	333	$0.95	286	$0.95
Exercised (options) or Vested (RSUs)	(2)	$0.95	(367)	$1.31
Canceled/forfeited/expired	(84)	$11.48	(178)	$1.35
Stock Awards outstanding at June 30, 2019	306	$6.72	347	$1.46

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan and 2015 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options
Risk-free interest rate	2.0%	2.7%	2.6%	2.7%
Volatility	93.9%	87.6%	93.8%	87.7%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	2.6%	2.7%
Volatility	—	—	93.8%	87.4%
Dividend yield	—	—	—	—
Expected term (years)	0.0	0.0	6.1	5.7
Employee stock purchase plan shares
Risk-free interest rate	2.5%	1.9%	2.5%	1.6%
Volatility	104.1%	86.3%	111.7%	87.7%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$(294)	$769	$194	$1,255
General and administrative	613	588	1,084	1,729
Total	$319	$1,357	$1,278	$2,984
7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was less than $0.1 million and $6.8 million for the three and six months ended June 30, 2019, respectively, compared to less than $0.1 million for the three and six months ended June 30, 2018, respectively.

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
In February 2014, we and Sanofi entered into the 2014 Sanofi Amendment to renew our strategic alliance to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Sanofi Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of June 30, 2019, contract liability associated with the Sanofi Purchase Agreement and the 2014 Sanofi Amendment was less than $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of less than one year.
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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately$6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to$40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019. As of June 30, 2019, the $40.0 million in development milestone payments (variable consideration) do not meet the criteria for revenue recognition.
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
On February 19, 2019, we entered into an agreement, the (“Space Swap Agreement"), with Nitto Biopharma, Inc. ("Nitto"), pursuant to which we agreed, contingent upon the execution of a new lease agreement (the "February Lease") for Nitto's space with Landlord and the termination of the Prior Lease, to, among other things, (i) swap buildings with Nitto, and (ii) sell, convey and transfer all right, title and interest in certain furniture, fixtures and equipment to Nitto, as set forth in the Space Swap Agreement. Under the Space Swap Agreement, we will pay Nitto (a) a relocation assistance payment in the amount of $0.1 million; (b) $0.2 million representing the difference between the security deposits under the Prior Lease and Nitto’s prior lease, and (c) $1.3 million as reimbursement for the six monthly installments of base monthly rent due pursuant to the new lease between Nitto and Landlord, subject to certain adjustments, which reimbursements are to be paid as rent comes due for Nitto under its new lease.
On February 25, 2019, we and Landlord entered into a second amendment (the “Prior Lease Amendment”) to the Prior Lease. Under the terms of the Prior Lease Amendment, the expiration date of the Prior Lease was accelerated from April 30, 2024 to March 31, 2019 and the Prior Lease terminated on April 1, 2019. The Prior Lease Amendment eliminated all further cash payments due under the Prior Lease, including aggregate base rent over its remaining term of approximately $14.4 million.

On February 25, 2019, we entered into the February Lease with Landlord, for the lease of approximately 24,562 square feet of rentable area of the building located at 10628 Science Center Drive, San Diego, California, 92121 (the "Premises"), which Premises were previously occupied by Nitto. The commencement date of the February Lease was April 1, 2019 (the

“Commencement Date”). The Premises serve as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the February Lease (“Initial Term”) was 51 months, ending June 30, 2023. The aggregate base rent due over the Initial Term was approximately $4.8 million. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses, the annual tax expenses and the annual utilities costs related to the February Lease. The base rent payments due were: $0.6 million in 2019, $1.2 million in 2020, $1.2 million in 2021, $1.2 million in 2022, and $0.6 million in 2023.
The execution of the February Lease and Prior Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. The leasehold improvements under the Prior Lease were accounted for as non-cash consideration of $5.6 million paid by us upon termination of the Prior Lease to the Landlord. We accounted for a $1.3 million portion of the reduction in the lease liability for the Prior Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.9 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the Lease. The $1.6 million obligation to reimburse Nitto for six monthly installments of base rent of the Prior Lease and certain other costs were accounted for as cost of terminating the Prior Lease in the unaudited condensed statement of operations. The net impact of the modification was a $0.4 million charge in the unaudited condensed statement of operations. As of June 30, 2019, we had a $0.7 million liability for the payments due to Nitto under the Space Swap Agreement recorded in other current liabilities. No other assets or liabilities remained with respect to the Prior Lease as of June 30, 2019. The commencement date of the Lease did not occur until April 1, 2019 and therefore, as of March 31, 2019, the lease liability for the February Lease was zero. On April 1, 2019, we recorded a $3.8 million lease liability for the February Lease, which was calculated as the present value of future lease payments to be made under the February Lease. A $2.9 million ROU asset was also recorded on April 1, 2019, which represents the difference between the lease liability and the $0.9 million deferred credit for the reduction of the lease liability under the Prior Lease.

On June 19, 2019, we entered into a lease agreement (the “New Lease”) with Landlord for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “New Premises”). The commencement date of the New Lease was July 1, 2019 (the “New Commencement Date”). We are using the New Premises as our new principal executive offices and as a laboratory for research and development, manufacturing, and other related uses. The term of the New Lease (the “New Initial Term”) is two years, six months, ending December 31, 2021. The base rent payments due for the New Premises are: $0.1 million in 2019, $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.

On June 19, 2019, we entered into a first amendment to the February Lease with Landlord (the “February Lease Amendment”). Under the terms of the February Lease Amendment, the expiration date of the February Lease was accelerated from June 30, 2023 to June 30, 2019 and the February Lease terminated upon the Commencement Date of the New Lease. The February Lease Amendment eliminated all further rents due under the February Lease, including aggregate base rent over its remaining term of approximately $4.8 million.
The execution of the New Lease and February Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. We accounted for a $0.5 million portion of the reduction in the lease liability for the February Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.2 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the New Lease. No other assets or liabilities remained with respect to the February Lease as of June 30, 2019. The commencement date of the New Lease did not occur until July 1, 2019 and therefore, as of June 30, 2019, the lease liability for the New Lease is zero. On July 1, 2019, we recorded a $0.8 million lease liability for the New Lease, which was calculated as the present value of future lease payments to be made under the New Lease. A $0.6 million ROU asset was also recorded on July 1, 2019, which represents the difference between the lease liability and the remaining $0.2 million deferred credit for the reduction of the lease liability under the February Lease.

The table below summarizes our lease liabilities and corresponding ROU assets as of June 30, 2019 (in thousands):

Assets
Operating	$—
Financing	557
Total ROU assets	$557

Liabilities
Current:
Operating	$—
Financing	287
Long-term:
Operating	—
Financing	200
Total lease liabilities	$487
The table below summarizes our lease costs from our unaudited condensed statement of operations and cash payments from our unaudited condensed statement of cash flows during the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost:
Operating lease cost	$249	$575
Finance lease cost:
Amortization of right-of-use assets	46	91
Interest expense on lease liabilities	6	13
Total lease cost	$301	$679

Cash payment information:
Operating cash used for operating leases	$—	$651
Operating cash used for finance leases	6	13
Financing cash used for finance leases	65	130
Total cash paid for amounts included in the measurement of lease liabilities	$71	$794

The table below summarizes other non-cash information under our operating and financing lease obligations as of June 30, 2019 (in thousands, except years and rates):

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—

Weighted-average remaining lease term (years) - operating leases	—
Weighted-average remaining lease term (years) - finance leases	1.7
Weighted-average discount rate - operating leases	—
Weighted-average discount rate - finance leases	4.9%

Our future lease payments under finance leases at June 30, 2019 are as follows (in thousands):

Finance Leases
Remaining 2019	$143
2020	287
2021	57
Total lease payments	$487
Less: amount representing interest	(21)
Present value of obligations under leases	466
Less: current portion	(270)
Long-term finance lease obligations	$196
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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., or Alnylam, and Ionis Pharmaceuticals, Inc., or Ionis, contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who will be responsible for all costs incurred in the development of our miR programs. As of June 30, 2019, the transition activities were complete. RGLS4326 is an anti-miR targeting miR-17 for the treatment of ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
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
Since our inception through June 30, 2019, we have received $317.9 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2019, we had cash and cash equivalents of $19.6 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose, or MAD, clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and PK of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events, or SAEs, reported. In the third quarter of 2017, we initiated HERA, the Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue pharmacokinetics, or PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. Preliminary results from the first patients through the renal biopsy study are encouraging, with kidney tissue concentrations achieved that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi, who will be responsible for all costs incurred in the development of these miR-21 programs. As of June 30, 2019, the transition activities, including the transfer of the investigational new drug application ("IND"), were complete.

RGLS4326: RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation and preserved kidney function in mouse models of ADPKD. In March 2018, we completed dose escalation of a Phase 1 single ascending dose, or SAD, clinical trial in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. In April 2018, we initiated a Phase 1 randomized, double-blind, placebo-controlled, MAD clinical trial in healthy volunteers designed to characterize the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses of RGLS4326. In July 2018, we voluntarily paused this study due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous 7-week non-GLP and GLP toxicity studies in mouse and non-human primates required for Phase 1 testing, which had no significant findings across similar dose levels and frequencies. In September 2018, we initiated a new mouse chronic toxicity study with several changes believed to address the unexpected findings in the earlier terminated chronic mouse toxicity study.

In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. In January 2019, we submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA has requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. Additional data and analyses from new nonclinical studies, planned to be generated over the next several quarters, will be required for chronic dosing, and may also be used to support the resumption of the MAD study. We are allowed to proceed with additional SAD clinical studies as part of the process to gather additional supporting information to guide the future development of the program.
RG-125(AZD4076): In June 2017, AstraZeneca AB, or AstraZeneca, delivered written notice of their election to terminate the collaboration and license agreement. Effective upon the termination of the agreement, AstraZeneca’s rights with respect to RG-125(AZD4076) for the treatment of non-alcoholic steatohepatitis, or NASH, in Type 2 Diabetes/Pre-diabetes will revert to us. In May 2018, AstraZeneca requested to extend the Collaboration and License Agreement termination effective date by an additional 12 months to allow AstraZeneca to complete all activities involving AZD4076. The new termination effective date pursuant to the extension was in June 2019. AstraZeneca has completed its transfer obligations and we do not intend to continue the development of RG-125.
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
Since our inception, we have spent a total of approximately $353.5 million in research and development expenses through June 30, 2019.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue under strategic alliances and collaborations	$18	$18	$6,796	$36
Research and development expenses	1,836	10,013	7,819	21,841
General and administrative expenses	2,850	3,349	6,383	7,122
Interest and other expenses, net	(347)	(503)	(869)	(945)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance with Sanofi was $6.8 million for the six months ended June 30, 2019, compared to less than $0.1 million for the six months ended June 30, 2018. The increase was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the six months ended June 30, 2019. Revenue under our strategic alliance with Sanofi was less than $0.1 million for each of the three months ended June 30, 2019 and 2018.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2019	% of total	Three months ended June 30, 2018	% of total	$	%
Research and development
Personnel and internal expenses	$1,152	63%	$4,099	41%	$(2,947)	(72)%
Third-party and outsourced expenses	822	45%	5,100	51%	(4,278)	(84)%
Non-cash stock-based compensation	(294)	(16)%	588	6%	(882)	(150)%
Depreciation	156	8%	226	2%	(70)	(31)%
Total research and development expenses	$1,836	100%	$10,013	100%	$(8,177)	(82)%

					Increase (decrease)
	Six months ended June 30, 2019	% of total	Six months ended June 30, 2018	% of total	$	%
Research and development
Personnel and internal expenses	$3,947	51%	$8,743	40%	$(4,796)	(55)%
Third-party and outsourced expenses	3,341	43%	11,391	52%	(8,050)	(71)%
Non-cash stock-based compensation	194	2%	1,254	6%	(1,060)	(85)%
Depreciation	337	4%	453	2%	(116)	(26)%
Total research and development expenses	$7,819	100%	$21,841	100%	$(14,022)	(64)%
Research and development expenses were $1.8 million and $7.8 million for the three and six months ended June 30, 2019, respectively, compared to $10.0 million and $21.8 million for the three and six months ended June 30, 2018, respectively. The aggregate decreases were driven by a $4.3 million and $8.1 million decrease in external development expenses during the three and six months ended June 30, 2019, respectively, primarily attributable to the voluntary pause of the RGLS4326 Phase 1 MAD clinical study in the third quarter of 2018 and commencement of the transfer of the RG-012 program to Sanofi under the 2018 Sanofi Amendment in the fourth quarter of 2018. Additionally, the decreases for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were driven by a $3.0 million and $4.8 million reduction, respectively, in personnel and internal expenses, primarily attributable to a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018. Non-cash stock-based compensation decreased by $0.9 million and $1.1 million for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2019, primarily attributable to a reduction in personnel over the periods under comparison.
General and administrative expenses
General and administrative expenses were $2.9 million and $6.4 million for the three and six months ended June 30, 2019, respectively, compared to $3.3 million and $7.1 million for the three and six months ended June 30, 2018, respectively. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other expenses, net
Net interest and other expenses were $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2019, we have received $317.9 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2019, we had cash and cash equivalents of $19.6 million. In May 2019, we completed the Initial Closing under the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock the Milestone Closing, subject to certain closing conditions. If the Milestone Closing occurs, the gross proceeds from that closing will be approximately $25.1 million, excluding the exercise price of the warrants.

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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(10,124)	$(27,811)
Investing activities	274	27,151
Financing activities	15,486	626
Total	$5,636	$(34)
Operating activities
Net cash used in operating activities was $10.1 million for the six months ended June 30, 2019, compared to $27.8 million for the six months ended June 30, 2018. The decrease in net cash used in operating activities was primarily attributable to a net loss of $8.3 million for the six months ended June 30, 2019, compared to a net loss of $29.9 million for the six months ended June 30, 2018. This decrease was partially offset by changes in working capital resulting in net cash used in operating activities of $5.8 million for the six months ended June 30, 2019, compared to net cash used in operating activities of $2.2 million for the six months ended June 30, 2018. The decrease was further offset by adjustments for non-cash charges, including stock-based compensation, resulting in decreases in net cash used in operating activities of $3.9 million for the six months ended June 30, 2019, compared to decreases in net cash used in operating activities of $4.3 million for the six months ended June 30, 2018.
Investing activities
Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2019, attributable to sales of property and equipment. Net cash provided by investing activities was $27.2 million for the six months ended June 30, 2018, attributable to net sales and maturities of short-term investments.
Financing activities

Net cash provided by financing activities was $15.5 million for the six months ended June 30, 2019, compared to $0.6 million for the six months ended June 30, 2018. The increase in net cash provided by financing activities was attributable to $15.5 million of net proceeds received from our Private Placement in May 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, other than the January 2019, April 2019 and May 2019 amendments to our Loan Agreement (refer to Note 5 for information regarding these amendments) and our New Lease entered into in June 2019 (refer to Note 8 for information regarding this agreement).
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our short-term investments. If a 10% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of June 30, 2019, the outstanding principal amount of the Term Loan was $14.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on our interest expense as of that date.
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
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2019, we had approximately $19.6 million of cash and cash equivalents and we had $14.7 million of outstanding debt principal obligations under our Term Loan with Oxford. The Eighth Amendment provides that the Company has increased the prepayment percentage for the funds that it is required to prepay under the Term Loan in the event that the Company receives the $10.0 million first development milestone payment (the “Milestone Payment”) under the Second Amended and Restated Collaboration and License Agreement, dated February 5, 2014, with Sanofi, from 75% to 100% of the Milestone Payment (the “Sanofi Prepayment”). Under the Eighth Amendment, the Company is required to maintain cash in a collateral account controlled by the Lender (the “Minimum Cash Balance”) of $5.0 million if the Company has not yet paid the Sanofi Prepayment. Upon payment of the Sanofi Prepayment to the Lender, the Company will no longer be required to maintain the Minimum Cash Balance and the lien on the Company’s intellectual property will be released. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RGLS4326, RGLS5579 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. For example, in July 2018 we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. In consultation with FDA, we initiated a new mouse chronic toxicity study in September 2018 with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. In January 2019, we submitted a comprehensive data package for RGLS4326 to the FDA that will include the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the Phase 1 MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the Phase 1 MAD study, the FDA has requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. Additional data and analyses from new nonclinical studies, planned to be generated over the next several quarters, will be required for chronic dosing, and may also be used to support the resumption of the Phase 1 MAD study. We are allowed to proceed with additional

SAD clinical studies as part of the process to gather additional supporting information to guide the future development of the program. We cannot be certain that we will be able to satisfy the requirements to resume the Phase 1 MAD study in a timely manner, or at all. If we are unable to resume the Phase 1 MAD study, our ability to raise additional capital will be impaired. In addition, if we are not able to make a public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 MAD study based upon correspondence from FDA, we will not be able to complete the $25.1 Milestone Closing of the Private Placement under our May 2019 Purchase Agreement.
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

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. For example, in May 2019, we completed the Initial Closing of the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock at the Milestone Closing, subject to certain closing conditions. Current stockholders may be diluted by the completion of Milestone Closing and the exercise of the warrants issued in the Private Placement. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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
Amounts outstanding under the Term Loan mature on May 1, 2022.
Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $5.0 million and $8.3 million for the three and six months ended June 30, 2019, respectively, compared to $13.8 million and $29.9 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $401.0 million.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA has requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. Additional data and analyses from new nonclinical studies, planned to be generated over the next several quarters, will be required for chronic dosing, and may also be used to support the resumption of the MAD study. We are allowed to proceed with additional SAD clinical studies as part of the process to gather additional supporting information to guide the future development of the program. We cannot be certain that we will be able to satisfy the requirements to resume the Phase 1 MAD study in a timely manner, or at all.

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
If Sanofi does not elect to pursue the development and commercialization of the microRNA development candidates covered by our collaboration and license agreement with Sanofi or if Sanofi terminates the agreement, then, depending on the event:

•
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

•
our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded by Sanofi

•
we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Sanofi agreement, including the reimbursement of third parties; and

•
in order to fund further development and commercialization, we may need to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*
We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, our exclusive license agreements with our founding companies, Alnylam and Ionis, provide us with rights to nucleotide technologies in the field of microRNA therapeutics based on oligonucleotides that modulate microRNAs. Some of these technologies, such as intellectual property relating to the chemical modification of oligonucleotides, are relevant to our product candidate development programs. If our license agreements with Alnylam or Ionis are terminated, or our business relationships with either of these companies or our other licensors are disrupted by events that may include the acquisition of either company, our access to critical intellectual property rights will be materially and adversely affected.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of June 30, 2019, we had 21 employees. In the future, we may need to expand our organization.
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
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*
From January 1, 2015 through August 2, 2019, the closing price of our common stock as reported on The Nasdaq Stock Market has ranged from $0.60 to $253.56, as adjusted for our 1-for-12 reverse stock split that became effective on October 3, 2018.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. For example, on May 7, 2019, we completed the Initial Closing of the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock at the Milestone Closing, subject to certain closing conditions. If the Milestone Closing occurs, the gross proceeds from that closing will be approximately $25.1 million, excluding the exercise price of the warrants. Current stockholders may be diluted by the completion of Milestone Closing and the exercise of the warrants issued in the Private Placement.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2019 Plan will automatically increase each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, if the Milestone Closing is completed, the number of shares authorized for issuance under the 2019 Plan will be increased by 4,166,860 shares. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the ESPP each year.
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.*
Our common stock is currently listed on The Nasdaq Capital Market. Prior to January 11, 2019, our common stock was listed on The Nasdaq Global Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share and a minimum stockholders’ equity requirement of $2.5 million. In December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January 2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. On October 18, 2018, we were notified by The Nasdaq Stock Market that as of October 17, 2018 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with Nasdaq listing rules. On November 13, 2018, we were notified by The Nasdaq Stock Market that we failed to comply with the listing rules of The Nasdaq Global Market as we did not maintain a minimum of $10 million in stockholder equity and therefore could be subject to delisting if we did not submit a plan to regain compliance. In December 2018, we submitted a plan to The Nasdaq Global Market to regain compliance with the Nasdaq Listing Rules, which included, among other specific measures, transferring our listing from The Nasdaq Global Market to The Nasdaq Capital Market, which has a lower minimum stockholders’ equity requirement of $2.5 million. On January 11, 2019, our transfer to The Nasdaq Capital Market became effective. Based upon the transfer to The Nasdaq Capital Market, and the other specific measures outlined in our plan, Nasdaq approved our plan and provided us with an extension to May 13, 2019 to comply with the trading rules of The Nasdaq Capital Market , provided Nasdaq required that we also evidence compliance with the minimum stockholders’ equity requirement at the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. On May 9, 2019, we sent a letter to The Nasdaq Capital Market notifying them that we completed the Initial Closing of the Private Placement on May 7, 2019, pursuant to which we raised net proceeds of approximately $15.7 million, and that we believed we regained compliance with the minimum stockholders’ equity requirement. On May 13, 2019, we were notified by The Nasdaq Capital Market that we were in compliance with the minimum stockholders’ equity requirements and that we were required to maintain compliance through the following reporting period ending June 30, 2019. We believe we continued to comply the The Nasdaq Capital Market listing requirements as of June 30, 2019.
There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement, the minimum stockholders’ equity requirement or Nasdaq's other continued listing standards in the future. If we are not able to maintain compliance with the stockholders' equity requirements in the future, our shares of common stock may be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2018, we had federal and California net operating loss, or "NOL", carryforwards of $305.3 million and $255.5 million, respectively. The federal and California NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal NOLs incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015 and May 2019. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.1
Seventh Amendment to Loan and Security Agreement, dated April 9, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.2
Securities Purchase Agreement, dated May 3, 2019, by and among the Registrant and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.3
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.4	Lease Agreement, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC.

10.5	First Amendment to Lease, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC.

10.6*
Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670, filed with the SEC on August 6, 2019).

10.7*	Consulting agreement, dated July 26, 2019, by and between the Registrant and Daniel R. Chevallard.

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
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

Regulus Therapeutics Inc.
Date: August 8, 2019	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer and interim Principal Financial Officer)

Date: August 8, 2019	By:	/s/ Daniel J. Penksa
Daniel J. Penksa
Controller
(Principal Accounting Officer)