Form 10-Q
period 2019-09-30
Regulus Therapeutics Inc.
filed 2019-11-12
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
As of November 8, 2019, the registrant had 20,927,053 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,646	$13,935
Contract and other receivables	699	26
Prepaid materials, net	3,826	4,194
Prepaid expenses and other current assets	358	1,140
Total current assets	19,529	19,295
Property and equipment, net	1,042	7,806
Intangibles, net	303	500
Other assets	536	326
Total assets	$21,410	$27,927
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,521	$1,714
Accrued liabilities	1,212	1,625
Accrued compensation	925	1,601
Current portion of term loan, less debt issuance costs	14,626	16,575
Current portion of contract liabilities	24	2,572
Other current liabilities	2,696	2,559
Total current liabilities	21,004	26,646
Contract liabilities, less current portion	—	6
Deferred rent, less current portion	—	6,820
Other long-term liabilities	549	309
Total liabilities	21,553	33,781
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 415,898 shares authorized, issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 20,927,053 and 8,818,019 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	21	9
Additional paid-in capital	406,258	386,860
Accumulated deficit	(406,422)	(392,723)
Total stockholders’ equity (deficit)	(143)	(5,854)
Total liabilities and stockholders’ equity (deficit)	$21,410	$27,927
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Revenue under strategic alliances and collaborations	$18	$18	$6,814	$54
Total revenues	18	18	6,814	54
Operating expenses:
Research and development	2,440	6,879	10,259	28,720
General and administrative	2,571	2,993	8,954	10,115
Total operating expenses	5,011	9,872	19,213	38,835
Loss from operations	(4,993)	(9,854)	(12,399)	(38,781)
Other income (expense):
Interest and other income	87	201	332	483
Interest and other expense	(517)	(620)	(1,631)	(1,848)
Loss before income taxes	(5,423)	(10,273)	(13,698)	(40,146)
Income tax expense	—	—	(1)	—
Net loss	$(5,423)	$(10,273)	$(13,699)	$(40,146)
Other comprehensive loss:
Unrealized gain on short-term investments, net	—	16	—	70
Comprehensive loss	$(5,423)	$(10,257)	$(13,699)	$(40,076)
Net loss per share, basic and diluted	$(0.26)	$(1.18)	$(0.86)	$(4.62)
Weighted average shares used to compute basic and diluted net loss per share	20,849,083	8,703,626	16,016,515	8,688,831
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$—	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	—	—	93,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	959	—	—	959
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,369	—	2	—	—	2
Issuance of common stock through ATM	—	—	1,903,880	2	2,082	—	—	2,084
Net loss	—	—	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	—	$—	10,817,916	$11	$389,903	$—	$(395,983)	$(6,069)
Issuance of common stock upon exercise of options	—	—	2,500	—	2	—	—	2
Issuance of common stock upon vesting of restricted stock units	—	—	273,438	—	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	415,898	—	9,730,534	10	15,495	—	—	15,505
Stock-based compensation expense	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	(5,016)	(5,016)
Balance at June 30, 2019	415,898	$—	20,824,388	$21	$405,721	$—	$(400,999)	$4,743
Issuance of common stock upon exercise of options	—	—	250	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	100,749	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	536	—	—	536
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	—	1
Net loss	—	—	—	—	—	—	(5,423)	(5,423)
Balance at September 30, 2019	415,898	$—	20,927,053	$21	$406,258	$—	$(406,422)	$(143)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	8,662,435	$9	$381,199	$(134)	$(345,858)	$35,216
Issuance of common stock upon exercise of options	—	—	328	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	—	—	8,660	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,627	—	—	1,627
Cumulative effect of accounting change (ASU 2014-09)	—	—	—	—	—	—	1,843	1,843
Issuance of common stock under Employee Stock Purchase Plan	—	—	21,377	—	207	—	—	207
Unrealized gain on short-term investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(16,025)	(16,025)
Balance at March 31, 2018	—	$—	8,692,800	$9	$383,034	$(127)	$(360,040)	$22,876
Issuance of common stock upon vesting of restricted stock units	—	—	8,745	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,357	—	—	1,357
Unrealized gain on short-term investments	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(13,847)	(13,847)
Balance at June 30, 2018	—	$—	8,701,545	$9	$384,391	$(80)	$(373,887)	$10,433
Issuance of common stock upon vesting of restricted stock units	—	—	44,714	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,390	—	—	1,390
Issuance of common stock under Employee Stock Purchase Plan	—	—	5,039	—	12	—	—	12
Unrealized gain on short-term investments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(10,273)	(10,273)
Balance at September 30, 2018	—	$—	8,751,298	$9	$385,793	$(64)	$(384,160)	$1,578

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(13,699)	$(40,146)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	800	1,672
Stock-based compensation	1,816	4,374
Amortization of premium on investments, net	—	92
Gain on reduction of lease liability	1,839	—
Other	262	182
Change in operating assets and liabilities:
Contracts and other receivables	(673)	360
Prepaid materials	368	589
Prepaid expenses and other assets	572	1,050
Accounts payable	(193)	(4,509)
Accrued liabilities	(473)	(1,138)
Accrued compensation	(676)	(693)
Contract liabilities	(2,554)	(54)
Deferred rent	—	(933)
Other liabilities	(2,233)	(102)
Net cash used in operating activities	(14,844)	(39,256)
Investing activities
Sales and maturities of short-term investments	—	40,101
Purchases of property and equipment	(162)	(22)
Sales of property and equipment	318	—
Acquisition of intangibles	(23)	—
Net cash provided by investing activities	133	40,079
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	15,505	—
Proceeds from issuance of common stock, net	2,087	219
Proceeds from exercise of common stock options	3	2
Principal payments on term loan	(1,977)	(833)
Proceeds from financing leases	—	492
Payments on financing leases	(196)	(138)
Net cash provided by (used in) financing activities	15,422	(258)
Net increase in cash and cash equivalents	711	565
Cash and cash equivalents at beginning of period	13,935	13,519
Cash and cash equivalents at end of period	$14,646	$14,084
Supplemental disclosure of cash flow information
Interest paid	$(1,263)	$(1,573)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$61	$306
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

In July 2018, we implemented a corporate restructuring to reduce operating expenses and focus our resources, which involved a reduction in our workforce. The workforce reduction was substantially completed in July 2018. As of September 30, 2019, we had 21 employees.

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
Liquidity

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements. As of September 30, 2019, we had approximately $14.6 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of September 30, 2019 and December 31, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q.

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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our IND-enabling and clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs have been issued to clarify various elements of the guidance. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by the standard and did not retrospectively apply to prior periods. We elected the “package of practical expedients” (excluding the hindsight practical expedient) permitted under the transition guidance which allows us not to reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements. As a result of the adoption of the new standard, we recognized operating lease right-of-use assets ("ROU assets") of $3.3 million and operating lease liabilities of $11.3 million on our unaudited condensed balance sheet as of January 1, 2019. Operating lease ROU assets are recorded within our unaudited condensed balance sheets as other assets and operating lease liabilities are recorded within our unaudited condensed balance sheets as other current liabilities and other non-current liabilities. There was no change upon adoption to our capital leases, referred to as finance leases under the new lease standard. Our finance lease ROU asset and liability balances were each $0.6 million as of January 1, 2019. Finance lease ROU assets are recorded in property and equipment, net and current and non-current finance lease liabilities are recorded in other current liabilities and other long-term liabilities, respectively, in our unaudited condensed balance sheets. The adoption of the new lease standard had no impact on our accumulated deficit. The adoption of the new lease standard had an immaterial impact on our results of operations and cash flows. See Note 8, Leases, for further detail.

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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 4,158,980 and 2,224,216 shares attributable to convertible preferred stock for the three and nine months ended September 30, 2019, compared to zero and 575,256 shares attributable to common stock options and restricted stock units ("RSUs") for the three and nine months ended September 30, 2018, respectively.
3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of September 30, 2019 and December 31, 2018, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair value as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$14,365	$14,365	$—	$—
	$14,365	$14,365	$—	$—

	Fair value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$11,173	$11,173	$—	$—
	$11,173	$11,173	$—	$—
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

On May 3, 2019, concurrently with the Securities Purchase Agreement (the "Purchase Agreement") (as described in further detail in Note 6), we entered into an eighth amendment to the Term Loan with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the initial closing under the Purchase Agreement, our required monthly payments to the Lender will be comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest-only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, if an additional $20.0 million in capital is received by us on or before December 31, 2019 (the “Eighth Amendment Capital Event”), our required monthly payments to the Lender will be comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2020, or, if the Seventh Amendment Capital Event occurs, May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides for an increase in the prepayment percentage for the funds that we are required to prepay under the Term Loan, in the event that we receive the $10.0 million Milestone Payment from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the positive lien on our intellectual property will be released.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. All amounts due under the Term Loan have been classified as a current liability as of September 30, 2019 and December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified of an event of default by the Lender as of the date of the filing of this Form 10-Q and as of September 30, 2019 we were in compliance with all covenants under the Loan Agreement.
As of September 30, 2019, $14.7 million was outstanding under the Term Loan, with an additional $1.9 million payable at the conclusion of the Term Loan. The Term Loan was recorded at its initial carrying value of $20.0 million, less debt issuance costs of approximately $0.2 million. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of September 30, 2019, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2019	$—
2020	4,698
2021	7,047
2022	2,936
$14,681
6. Stockholders’ Equity

2019 Equity Incentive Plan
On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan (the "2012 Plan"). Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of the Company’s common stock that may be issued under the 2019 Plan will not exceed 3,881,477 shares (the “Share Reserve”), which consists of (1) 2,725,773 newly reserved shares and (2) up to 1,155,704 shares consisting of (a) the number of unallocated shares remaining available for the grant of new awards under the 2012 Plan as of the effective date of the 2019 Plan and (b) the shares subject to outstanding stock awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2012 Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans.

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

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the nine months ended September 30, 2019. No shares were sold during the three months ended September 30, 2019.

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
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2019 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	4,159
Common stock options outstanding	509
RSUs outstanding	240
Warrants outstanding	13,890
Common stock available for future grant under 2019 Equity Incentive Plan	2,973
Employee Stock Purchase Plan	193
Total common shares reserved for future issuance	21,964
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the nine months ended September 30, 2019 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2018	59	$45.60	606	$1.58
Granted	547	$0.85	286	$0.95
Exercised (options) or Vested (RSUs)	(3)	$0.95	(468)	$1.29
Canceled/forfeited/expired	(94)	$11.37	(179)	$1.35
Stock Awards outstanding at September 30, 2019	509	$4.11	245	$1.57

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan and 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options
Risk-free interest rate	1.5%	2.9%	2.1%	2.7%
Volatility	95.1%	92.0%	94.4%	87.8%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	2.6%	2.7%
Volatility	—	—	93.8%	87.4%
Dividend yield	—	—	—	—
Expected term (years)	0.0	0.0	6.1	5.7
Employee stock purchase plan shares
Risk-free interest rate	2.3%	2.0%	2.4%	1.8%
Volatility	106.7%	99.9%	110.1%	91.7%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$45	$491	$240	$1,745
Research and development-restructuring related adjustments	—	31	—	31
General and administrative	491	883	1,576	2,613
General and administrative-restructuring related adjustments	—	(15)	—	(15)
Total	$536	$1,390	$1,816	$4,374
7. Strategic Alliances and Collaborations
Revenue recognized from our strategic alliances and collaborations was less than $0.1 million and $6.8 million for the three and nine months ended September 30, 2019, respectively, compared to less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2018, respectively.

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
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Sanofi Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of September 30, 2019, contract liability associated with the Sanofi Purchase Agreement and the 2014 Sanofi Amendment was less than $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of less than one year.
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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019. As of September 30, 2019, the $40.0 million in development milestone payments (variable consideration) do not meet the criteria for revenue recognition.
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
The execution of the February Lease and Prior Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. The leasehold improvements under the Prior Lease were accounted for as non-cash consideration of $5.6 million paid by us upon termination of the Prior Lease to the Landlord. We accounted for a $1.3 million portion of the reduction in the lease liability for the Prior Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.9 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the Lease. The $1.6 million obligation to reimburse Nitto for six monthly installments of base rent of the Prior Lease and certain other costs were accounted for as cost of terminating the Prior Lease in the unaudited condensed statement of operations. The net impact of the modification was a $0.4 million charge in the unaudited condensed statement of operations. As of September 30, 2019, our payment obligations to Nitto under the Space Swap Agreement were fully satisfied and no assets or liabilities remained with respect to the Prior Lease as of September 30, 2019. The commencement date of the Lease did not occur until April 1, 2019 and therefore, as of March 31, 2019, the lease liability for the February Lease was zero. On April 1, 2019, we recorded a $3.8 million lease liability for the February Lease, which was calculated as the present value of future lease payments to be made under the February Lease. A $2.9 million ROU asset was also recorded on April 1, 2019, which represents the difference between the lease liability and the $0.9 million deferred credit for the reduction of the lease liability under the Prior Lease.

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
The execution of the New Lease and February Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. We accounted for a $0.5 million portion of the reduction in the lease liability for the February Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.2 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the New Lease. No other assets or liabilities remained with respect to the February Lease as of September 30, 2019. The commencement date of the New Lease did not occur until July 1, 2019 and therefore, as of June 30, 2019, the lease liability for the New Lease was zero. On July 1, 2019, we recorded a $0.8 million lease liability for the New Lease, which was calculated as the present value of future lease payments to be made under the New Lease. A $0.6 million ROU asset was also recorded on July 1, 2019, which represents the difference between the lease liability and the remaining $0.2 million deferred credit for the reduction of the lease liability under the February Lease.

The table below summarizes our lease liabilities and corresponding ROU assets as of September 30, 2019 (in thousands):

Assets
Operating	$510
Financing	512
Total ROU assets	$1,022

Liabilities
Current:
Operating	$349
Financing	287
Long-term:
Operating	512
Financing	114
Total lease liabilities	$1,262
The table below summarizes our lease costs from our unaudited condensed statement of operations and cash payments from our unaudited condensed statement of cash flows during the three and nine months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease cost:
Operating lease cost	$70	$645
Finance lease cost:
Amortization of right-of-use assets	46	137
Interest expense on lease liabilities	6	19
Total lease cost	$122	$801

Cash payment information:
Operating cash used for operating leases	$—	$651
Operating cash used for finance leases	6	19
Financing cash used for finance leases	66	196
Total cash paid for amounts included in the measurement of lease liabilities	$72	$866

The table below summarizes other non-cash information under our operating and financing lease obligations as of September 30, 2019 (in thousands, except years and rates):

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$861

Weighted-average remaining lease term (years) - operating leases	2.3
Weighted-average remaining lease term (years) - finance leases	1.5
Weighted-average discount rate - operating leases	10.9%
Weighted-average discount rate - finance leases	4.9%

Our future lease payments under operating and finance leases at September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2019	$106	$72
2020	429	287
2021	442	57
Total lease payments	$977	$416
Less: amount representing interest	(116)	(15)
Present value of obligations under leases	861	401
Less: current portion	(349)	(287)
Long-term lease obligations	$512	$114
9. Subsequent Events

Federal Securities Litigation

On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California (“District Court”) against the Company, its then-Chief Executive Officer Paul C. Grint, and its then-Chief Operating Officer Joseph P. Hagan (currently the Company’s Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of the Company’s securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding the Company’s business and the prospects for RG-101, thereby artificially inflating the price of the Company’s securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related.  On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff, and approval of counsel were filed in the action (“Motions to Consolidate”). On October 26, 2017, the District Court entered an order consolidating the cases, appointing Mark Appel and Michael Spitters to serve as co-lead plaintiffs, and appointing Levi & Korsinsky LLP to serve as lead counsel. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (the Company’s former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, the defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, lead plaintiffs filed their opposition to the motion to dismiss. On April 24, 2018, the defendants filed their reply in support of the motion to dismiss. On September 5, 2019, the court granted defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by the Company and $0.6 million to be paid by the Company’s D&O insurance carrier. In connection with the proposed settlement and in accordance with authoritative guidance, we recorded the $0.9 million loss contingency as a current liability on our condensed balance sheet at September 30, 2019, and recorded the $0.6 million of expected insurance proceeds from our D&O insurance carrier as a current receivable on our condensed balance sheet at September 30, 2019. The $0.3 million settlement amount payable by the Company was recorded to the condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2019. The settlement is contingent upon both the parties’ entry into a definitive settlement agreement and court approval.
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
Since our inception through September 30, 2019, we have received $317.9 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2019, we had cash and cash equivalents of $14.6 million.
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

In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. In January 2019, we submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA has requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. We recently received the final reports from the chronic toxicity studies in mice and non-human primates and are preparing to submit a complete response to the partial clinical hold in order to be able to resume the MAD study, pending agreement with FDA. We anticipate a response from FDA before the end of the year. Additional data and analyses from new nonclinical studies, planned to be generated over the next several quarters, will be required for chronic dosing, and may also be used to support the resumption of the MAD study. We are allowed to proceed with additional SAD clinical studies as part of the process to gather additional supporting information to guide the future development of the program.
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

•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of leasehold improvements and equipment, and laboratory and other supplies.

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
Since our inception, we have spent a total of approximately $356.0 million in research and development expenses through September 30, 2019.
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
RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue under strategic alliances and collaborations	$18	$18	$6,814	$54
Research and development expenses	2,440	6,879	10,259	28,720
General and administrative expenses	2,571	2,993	8,954	10,115
Interest and other expenses, net	(430)	(419)	(1,299)	(1,365)
Revenue under strategic alliances and collaborations
Our revenues are generated from ongoing strategic alliance and collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our strategic alliance with Sanofi was $6.8 million for the nine months ended September 30, 2019, compared to $0.1 million for the nine months ended September 30, 2018. The increase was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the nine months ended September 30, 2019. Revenue under our strategic alliance with Sanofi was less than $0.1 million for each of the three months ended September 30, 2019 and 2018.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2019	% of total	Three months ended September 30, 2018	% of total	$	%
Research and development
Personnel and internal expenses	$1,321	54%	$4,597	67%	$(3,276)	(71)%
Third-party and outsourced expenses	960	39%	1,541	22%	(581)	(38)%
Non-cash stock-based compensation	45	2%	522	8%	(477)	(91)%
Depreciation	114	5%	219	3%	(105)	(48)%
Total research and development expenses	$2,440	100%	$6,879	100%	$(4,439)	(65)%

					Increase (decrease)
	Nine months ended September 30, 2019	% of total	Nine months ended September 30, 2018	% of total	$	%
Research and development
Personnel and internal expenses	$5,267	52%	$13,340	47%	$(8,073)	(61)%
Third-party and outsourced expenses	4,301	42%	12,932	45%	(8,631)	(67)%
Non-cash stock-based compensation	240	2%	1,776	6%	(1,536)	(86)%
Depreciation	451	4%	672	2%	(221)	(33)%
Total research and development expenses	$10,259	100%	$28,720	100%	$(18,461)	(64)%
Research and development expenses were $2.4 million and $10.3 million for the three and nine months ended September 30, 2019, respectively, compared to $6.9 million and $28.7 million for the three and nine months ended September 30, 2018, respectively. The aggregate decreases were driven by a $0.6 million and $8.6 million decrease in external development expenses during the three and nine months ended September 30, 2019, respectively, primarily attributable to the voluntary pause of the RGLS4326 Phase 1 MAD clinical study in the third quarter of 2018 and commencement of the transfer of the RG-012 program to Sanofi under the 2018 Sanofi Amendment in the fourth quarter of 2018. Additionally, the decreases for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 were driven by a $3.3 million and $8.1 million reduction, respectively, in personnel and internal expenses, primarily attributable to a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018. Non-cash stock-based compensation decreased by $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2019, primarily attributable to a reduction in personnel over the periods under comparison.
General and administrative expenses
General and administrative expenses were $2.6 million and $9.0 million for the three and nine months ended September 30, 2019, respectively, compared to $3.0 million and $10.1 million for the three and nine months ended September 30, 2018, respectively. These amounts reflect personnel-related and ongoing general business operating costs. The decreases during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, are primarily attributable to a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018.
Interest and other expenses, net
Net interest and other expenses were $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2019, we have received $317.9 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic alliances and collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2019, we had cash and cash equivalents of $14.6 million. In May 2019, we completed the Initial Closing under the Private Placement, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In addition, subject to our public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 multiple ascending dose clinical trial of RGLS4326 based upon correspondence from FDA, the investors in the Private Placement agreed to purchase shares of non-voting convertible preferred stock and accompanying warrants to purchase shares of common stock the Milestone Closing, subject to certain closing conditions. If the Milestone Closing occurs, the gross proceeds from that closing will be approximately $25.1 million, excluding the exercise price of the warrants.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our strategic alliance agreement with Sanofi;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(14,844)	$(39,256)
Investing activities	133	40,079
Financing activities	15,422	(258)
Total	$711	$565
Operating activities
Net cash used in operating activities was $14.8 million for the nine months ended September 30, 2019, compared to $39.3 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily attributable to a net loss of $13.7 million for the nine months ended September 30, 2019, compared to a net loss of $40.1 million for the nine months ended September 30, 2018. This decrease was partially offset by adjustments for non-cash charges, including stock-based compensation, resulting in decreases in net cash used in operating activities of $4.7 million for the nine months ended September 30, 2019, compared to decreases in net cash used in operating activities of $6.3 million for the nine months ended September 30, 2018.
Investing activities
Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2019, attributable to sales of property and equipment. Net cash provided by investing activities was $40.1 million for the nine months ended September 30, 2018, attributable to net sales and maturities of short-term investments.
Financing activities
Net cash provided by financing activities was $15.4 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $0.3 million for the nine months ended September 30, 2018. The net cash provided by financing activities was attributable to $15.5 million of net proceeds received from our Private Placement in May 2019.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2019, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, other than the January 2019, April 2019 and May 2019 amendments to our Loan Agreement (refer to Note 5 for information regarding these amendments) and our New Lease entered into in June 2019 (refer to Note 8 for information regarding this agreement).

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our short-term investments. If a 10% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2019, the outstanding principal amount of the Term Loan was $14.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on our interest expense as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by the Company and the balance to be paid by the Company’s D&O insurance carrier. The settlement is contingent upon both the parties’ entry into a definitive settlement agreement and court approval.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2019, we had approximately $14.6 million of cash and cash equivalents and we had $16.6 million of outstanding debt obligations under our Term Loan with Oxford. The Eighth Amendment provides that the Company has increased the prepayment percentage for the funds that it is required to prepay under the Term Loan in the event that the Company receives the $10.0 million first development milestone payment (the “Milestone Payment”) under the Second Amended and Restated Collaboration and License Agreement, dated February 5, 2014, with Sanofi, from 75% to 100% of the Milestone Payment (the “Sanofi Prepayment”). Under the Eighth Amendment, the Company is required to maintain cash in a collateral account controlled by the Lender (the “Minimum Cash Balance”) of $5.0 million if the Company has not yet paid the Sanofi Prepayment. Upon payment of the Sanofi Prepayment to the Lender, the Company will no longer be required to maintain the Minimum Cash Balance and the lien on the Company’s intellectual property will be released. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As we move future lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an IND, and as we conduct clinical development of RGLS4326, RGLS5579 and any other future product candidates, we may have adverse results requiring mitigation strategies that may cause us to consume additional capital. For example, in July 2018 we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. In consultation with FDA, we initiated a new mouse chronic toxicity study in September 2018 with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. In January 2019, we submitted a comprehensive data package for RGLS4326 to the FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the Phase 1 MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the Phase 1 MAD study, the FDA has requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. Additional data and analyses from new nonclinical studies, planned to be generated over the next several quarters, will be required for chronic dosing, and may also be used to support the resumption of the Phase 1 MAD study. We are allowed to proceed with additional SAD clinical studies as part of the process to gather additional supporting information to guide the future development of the program. We cannot be certain that we will be able to satisfy the requirements to resume the Phase 1 MAD study in a timely manner, or at all. If we are unable to resume the Phase 1 MAD study, our ability to raise additional capital will be impaired. In addition, if we are not able to make a public announcement on or before December 31, 2019 of our Board-approved plan to recommence the Phase 1 MAD study based upon correspondence from FDA, we will not be able to complete the $25.1 Milestone Closing of the Private Placement under our May 2019 Purchase Agreement.
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

•
On May 3, 2019, we entered into the Eighth Amendment. Pursuant to the terms of the Eighth Amendment and as a result of the completion of the Initial Closing under the Private Placement, our required monthly payments to the Lender will be comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, if an additional $20.0 million in capital is received by us on or before December 31, 2019 (the “December Capital Event”), our required monthly payments to the Lender will be comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2020, or, if the December Capital Event occurs, May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides that we have increased the prepayment percentage for the funds that it is required to prepay under the Term Loan, in the event that we receive the $10.0 million first development milestone payment (the “Milestone Payment”) under the 2018 Sanofi Amendment, from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the lien on our intellectual property will be released.

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
We have incurred losses in each year since our inception in September 2007. Our net losses were $5.4 million and $13.7 million for the three and nine months ended September 30, 2019, respectively, compared to $10.3 million and $40.1 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $406.4 million.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
In early July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of September 30, 2019, we had 21 employees. In the future, we may need to expand our organization.

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

Our stock price has historically been, and is expected to continue to be, highly volatile.

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
Pursuant to the 2019 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2019 Plan will automatically increase each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, if the Milestone Closing is completed, the number of shares authorized for issuance under the 2019 Plan will be increased by 4,166,860 shares. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the ESPP each year.
In addition, we previously adopted an Inducement Plan in 2015 (the “Inducement Plan”) pursuant to which our management had the ability to grant stock options exercisable for up to an aggregate of 83,333 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. Upon approval of our 2019 Plan by our stockholders, we also reduced the shares available under the Inducement Plan to zero. However, the number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.*
Our common stock is currently listed on The Nasdaq Capital Market. Prior to January 11, 2019, our common stock was listed on The Nasdaq Global Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share and a minimum stockholders’ equity requirement of $2.5 million. In December 2017, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. In January

2018, we were notified by The Nasdaq Stock Market that for a period of 10 consecutive trading days, we had maintained a closing bid above $1.00 and therefore had regained compliance with Nasdaq listing rules. In April 2018, we again received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. On October 2, 2018 we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-12 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on October 3, 2018 and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market on October 4, 2018. On October 18, 2018, we were notified by The Nasdaq Stock Market that as of October 17, 2018 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with Nasdaq listing rules. On November 13, 2018, we were notified by The Nasdaq Stock Market that we failed to comply with the listing rules of The Nasdaq Global Market as we did not maintain a minimum of $10 million in stockholder equity and therefore could be subject to delisting if we did not submit a plan to regain compliance. In December 2018, we submitted a plan to The Nasdaq Global Market to regain compliance with the Nasdaq Listing Rules, which included, among other specific measures, transferring our listing from The Nasdaq Global Market to The Nasdaq Capital Market, which has a lower minimum stockholders’ equity requirement of $2.5 million. On January 11, 2019, our transfer to The Nasdaq Capital Market became effective. Based upon the transfer to The Nasdaq Capital Market, and the other specific measures outlined in our plan, Nasdaq approved our plan and provided us with an extension to May 13, 2019 to comply with the trading rules of The Nasdaq Capital Market, provided Nasdaq required that we also evidence compliance with the minimum stockholders’ equity requirement at the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. On May 9, 2019, we sent a letter to The Nasdaq Capital Market notifying them that we completed the Initial Closing of the Private Placement on May 7, 2019, pursuant to which we raised net proceeds of approximately $15.7 million, and that we believed we regained compliance with the minimum stockholders’ equity requirement. On May 13, 2019, we were notified by The Nasdaq Capital Market that we were in compliance with the minimum stockholders’ equity requirements and that we were required to maintain compliance through the following reporting period ending June 30, 2019. Although we maintained compliance with the minimum stockholders’ requirement through the reporting period ended June 30, 2019, our stockholders’ equity as of September 30, 2019 was $0.2 million. Consequently, we expect to receive a letter from The Nasdaq Capital Market shortly following the filing of this Quarterly Report on Form 10-Q, informing us that we are no longer in compliance with the minimum stockholders’ equity requirement.
On September 5, 2019, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Capital Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement.
There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, or maintain Nasdaq's other continued listing standards in the future. The closing price of our common stock has not been above $1.00 since we received the letter from Nasdaq in September 2019. In the event the closing price of our common stock remains continuously below $1.00, we may pursue a reverse stock split of our common stock in an effort to regain compliance with the minimum bid price requirement. However, there can be no assurance that our stockholders would approve a reverse stock split or that a reverse stock split would result in us regaining compliance with the minimum bid price requirement. If we are not able to regain compliance with the minimum bid price requirement within the allotted 180-day period, our common stock would be subject to delisting. In addition, following our receipt of the expected notification from Nasdaq regarding our failure to comply with the minimum stockholders’ equity requirement, due to our stockholders’ equity at September 30, 2019 falling below $2.5 million, if we are unable to submit a plan to regain compliance that is acceptable to Nasdaq, or if we are ultimately not able to regain compliance within the applicable time periods, our common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.*
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. The settlement is contingent upon both the parties’ entry into a definitive settlement agreement and court approval. There can be no assurance that the case will be settled for the amount agreed to in principle, or at all. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

10.2*
Form of Stock Option Grant Notice and Option Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.3*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.4*
Consulting agreement, dated July 26, 2019, by and between the Registrant and Daniel R. Chevallard (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2019).

10.5*
Offer Letter Agreement, dated July 29, 2019, by and between the Registrant and Cris Calsada (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670, filed with the SEC on July 30, 2019).

10.6*	Non-Employee Director Compensation Policy, as amended.

10.7*	Employment Agreement, dated August 30, 2019, by and between the Registrant and Cris Calsada.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan.
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

Regulus Therapeutics Inc.
Date: November 12, 2019	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)