Form 10-K
period 2019-12-31
Regulus Therapeutics Inc.
filed 2020-03-12
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670
          ___________________________________________________________
Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)
          ___________________________________________________________

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10628 Science Center Drive, Suite 225 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 202-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	RGLS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐ ☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐ ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 28, 2019 of $1.25 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 6, 2020 was 21,040,118.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than April 29, 2020.

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

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	the potential election of any strategic collaboration partner to pursue development and commercialization of any programs or product candidates that are subject to a collaboration with such partner;

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic collaboration partners, collaborators and other third parties;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.
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

Item 1.    Business
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of our miR programs. The transition activities were completed in the second quarter of 2019. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"). In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
microRNAs are naturally occurring ribonucleic acid ("RNA") molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. Furthermore, many different infectious pathogens interact and bind to host microRNA to survive. To date, over 500 microRNAs have been identified in humans, each of which can bind to multiple messenger RNAs that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
RNA plays an essential role in the process used by cells to encode and translate genetic information from deoxyribonucleic acid ("DNA") to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are RNAs that do not code for proteins but rather are responsible for regulating gene expression by modulating the translation and decay of target messenger RNAs. By interacting with many messenger RNAs, a single microRNA can regulate the expression of multiple genes involved in the normal function of a biological pathway. Many pathogens, including viruses, bacteria and parasites, also use host microRNAs to regulate the cellular environment for survival. In some instances, the host microRNAs are essential for the replication and/or survival of the pathogen. For example, miR-122 is a microRNA expressed in human hepatocytes and is a key factor for the replication of the hepatitis C virus ("HCV").
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
Since our inception through December 31, 2019, we have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2019, we had cash and cash equivalents of $34.1 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. In December 2017, we concluded our global ATHENA natural history of disease study. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. Sanofi is currently enrolling patients into a Phase 2 clinical trial.

RGLS4326: RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation and preserved kidney function in mouse models of ADPKD. In March 2018, we completed dose escalation of a Phase 1 single ascending dose ("SAD") clinical trial in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. In April 2018, we initiated a Phase 1 randomized, double-blind, placebo-controlled, MAD clinical trial in healthy volunteers designed to characterize the safety, tolerability, PK and pharmacodynamics of multiple doses of RGLS4326. In July 2018, we voluntarily paused this study due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous 7-week non-GLP and GLP toxicity studies in mouse and non-human primates required for Phase 1 testing, which had no significant findings across similar dose levels and frequencies. In September 2018, we initiated a new mouse chronic toxicity study with several changes believed to address the unexpected findings in the earlier terminated chronic mouse toxicity study. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown.

In January 2019, we submitted a comprehensive data package for RGLS4326 to the U.S. Food and Drug Administration ("FDA") that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to re-initiate the MAD study and further proceed into studies of extended duration. The additional data requirements were outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019, FDA lifted the partial clinical hold on the MAD study. We recommenced the MAD study in February 2020. We remain on partial clinical hold with FDA with respect to RGLS4326 extended duration studies. Information from the clinical studies, together with information from additional nonclinical studies, will be used to address the requirements to support studies of extended duration. In addition to the MAD study in healthy volunteers, we plan to conduct a Phase 1b study in patients with ADPKD in the second half of 2020 to evaluate RGLS4326 for safety, PK, and biomarkers of pharmacodynamic activity.
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

Glioblastoma multiforme program: In January 2019, we announced RGLS5579 as a clinical candidate in our glioblastoma multiforme (“GBM”) program. RGLS5579, which targets microRNA-10b, demonstrated statistically significant improvements in survival as both a monotherapy as well as in combination with temozolamide ("TMZ") in an orthotopic GBM animal model. In combination with TMZ, the addition of a single dose of anti-mir-10b, delivered intracranially, led to a more than two-fold improvement in survival compared to TMZ alone. These, and additional survival data on RGLS5579, were presented in November 2018 at the Society for Neuro-Oncology Meeting in New Orleans, Louisiana. We plan to seek a partner to further advance development of RGLS5579.

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 250 million people worldwide. We have identified several microRNA targets that serve as host factors for the virus. Our lead compound directed to one of the host microRNAs has demonstrated sub-nanomolar potency against HBV DNA replication and more than 95% reduction in Hepatitis B surface antigen in in vitro studies. Additionally, we have demonstrated reduction of both HBV DNA and surface antigen in an in vivo efficacy model. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure.

Non-Alcoholic Steatohepatitis program: Across multiple animal models of non-alcoholic steatohepatitis ("NASH"), our lead candidate has demonstrated improvement in key endpoints, including NAFLD Activity Score (NAS), liver transaminases, hyperglycemia, and disease-related gene expression. In the diet-induced NASH mouse model (Amylin model) after two to four weekly doses, early onset of improvement across multiple disease parameters including liver triglycerides and blood levels of transaminases was observed.  After nine weeks of treatment, there was evidence of sustained benefit with significant improvement of liver fibrosis and hyperglycemia compared to control-treated animals. We believe that targeting dysregulated microRNA in a complex disease like NASH may offer a unique mechanism of action from other programs in development. We plan to seek a partner to further advance its development.
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

•	development expertise and financial resources provided by our strategic collaboration with Sanofi; and

•	numerous academic collaborations that help us identify new microRNA targets and support our early stage discovery efforts.
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
We have identified and validated several microRNA targets across a number of disease categories and are working independently and with our strategic collaboration partner to optimize anti-miR development candidates. We intend to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we may seek to secure partners with requisite expertise and resources.

Our strategy
The key elements of our strategy are to (i) build a meaningful clinical portfolio by advancing our current clinical programs and advancing our preclinical programs into clinical development; (ii) focus our resources on developing drugs for indications that represent significant unmet medical need and where the development and commercialization activities are appropriate for our size and financial resources; (iii) selectively form strategic collaborations to augment our expertise and accelerate development and commercialization; (iv) develop microRNA biomarkers to support our therapeutic product candidates; and (v) maintain our scientific and intellectual leadership in the microRNA field.

Strategic Collaboration

•
In June 2010, we formed a strategic collaboration with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the collaboration to include potential microRNA therapeutics in oncology. The original research term for this strategic collaboration expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic collaboration and Sanofi concurrently made a $10.0 million investment in our common stock. Under those terms of our extended collaboration, Sanofi had opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma ("HCC") and kidney fibrosis, and has opt-in rights to our preclinical programs targeting miR-221/222 for oncology indications.

In November 2018, we amended our collaboration and license agreement with Sanofi. Under the terms of the amendment, we granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to sublicense, under our know-how and patents to develop and commercialize miR-21 compounds and products, including RG-012, for all indications, including Alport syndrome. Pursuant to the terms of the amended agreement, Sanofi agreed to assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including RG-012, which is currently enrolling in Phase 2 for Alport syndrome, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. We have received approximately $6.8 million in upfront payments and payment for program-related materials. We are also eligible to receive up to $40.0 million in development milestone payments, including a $10.0 million payment for an interim enrollment milestone. In addition, Sanofi agreed to reimburse us for certain out-of-pocket expenses associated with transition activities and assume our upstream license royalty obligations.

•
We will continue to be responsible for our preclinical program targeting miR-221/222 for oncology indications. If Sanofi chooses to exercise its option on the miR-221/222 program, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under this program and potentially commercial milestone payments. We will also be eligible to receive royalties on miR-221/222 products commercialized by Sanofi and have the right to co-promote these products. Under our collaboration and license agreement with Sanofi, we are eligible to receive up to approximately $209.0 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics, in addition to royalties on net sales for the miR-221/222 program. These payments include up to $79.0 million upon achievement of preclinical and clinical development milestones, up to $70.0 million upon achievement of regulatory milestones and up to $60.0 million upon achievement of commercialization milestones.

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
We believe that we have a leading intellectual property position relating to the development and commercialization of microRNA therapeutics, composed of:

•	approximately 145 patents and patent applications that we own or have in-licensed from academic institutions related to microRNA and microRNA drug products; and

•
numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of approximately 145 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2039.
Our founding companies, Alnylam and Ionis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Due to patent expiration and strategic patent portfolio decisions, the total number licensed to us will fluctuate from year to year. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products are currently expected to expire in 2023, 2027 and 2029.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office ("U.S. PTO") in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application ("NDA") we expect to apply for patent term extensions for patents covering our microRNA product candidates and their methods of use.
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
We are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement. We are required to notify Alnylam and Ionis when a program reaches development stage (defined as initiation of good laboratory practices ("GLP") toxicology studies and whether or not we intend to pursue the program. Under the agreement, both Alnylam and Ionis have an option to assume the development and commercialization of product candidates in a program that we do not pursue. If neither Alnylam nor Ionis exercises this option, we are required to use our best efforts to finalize a term sheet with a third party with respect to such program. In the event we are unable to complete a transaction with a third party, both Alnylam and Ionis have a second opt-in option.
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
In the event we or one of our collaboration partners continues with the development of a program, each of Alnylam and Ionis are entitled to royalties as a percentage of net sales. For products that we independently commercialize, these royalties will be in the low single digits. For products commercialized by a third-party collaborator, the royalties will be either the same percentage of net sales as described above or, if the sublicense does not provide a specified level of royalties to us or upon our election, a percentage of the sublicense income received by us from the strategic collaboration partner and a modified royalty. The modified royalty would be based upon the lower of the single digit percentage discussed above or one third of the royalty received by us after payments made by us to third parties for development, manufacture and commercialization activities under other agreements. In addition, if we sublicense rights to a collaborator, we will be required to pay to each of Alnylam and Ionis a percentage of our sublicense income in the mid-single digits. We are also responsible for payments due to third parties under other agreements as a result of our development activities, including payments owed by Alnylam and/or Ionis under their agreements.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2019 and 2018.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and

Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights of up to $33.0 million per product upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2019.
The agreement expires on the earlier of the cessation of development of the potential royalty-bearing products prior to the commercial sale of any such products anywhere in the world or following the first commercial sale of such products, the expiration of royalty obligations determined on a country-by-country and product-by-product basis.
Other Licenses
We also previously held technology licenses with Max Planck related to various targets and with the University of Würzburg, which encompassed the use of anti-miR therapeutics targeting miR-21 for the treatment of fibrosis, including kidney, liver, lung and cardiac fibrosis. As part of our amendment with Sanofi in November 2018, these licenses were assigned to Sanofi and we no longer consider the technology licenses to be material to our business.
We also previously held an exclusive license from Stanford University to patent rights concerning the use of anti-miR therapeutics targeting miR-122 for the treatment of HCV infection, and an exclusive license from ETH Zürich to patent rights related to the use of anti-miR therapeutics targeting miR-103/107 for the treatment of metabolic disorders, including type 2 diabetes. These licenses were terminated in 2019 and we no longer consider the licensed patent rights to be material to our business.
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

U.S. drug development process
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act ("FDCA") and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies according to GLP or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices ("GCPs") to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA for a new drug;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice standards ("cGMP") to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

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
Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s direct control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board ("IRB") at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and provide oversight for the clinical trial until completed.
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
In addition, under the Pediatric Research Equity Act ("PREA"), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.
The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing. If the FDA determines that an NDA is incomplete or is found to be non-navigable, the filing may be refused and must be re-submitted for consideration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has 10 months from acceptance of filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months from acceptance of filing for a priority NDA. The FDA does not always meet its PDUFA goal dates. The review process and the PDUFA goal date may be extended by three months or longer if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission before the PDUFA goal date.
After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the drug approval process, the FDA also will determine whether a risk evaluation and mitigation strategy ("REMS") is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.
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
Post-approval requirements
Any drug products for which we or our strategic collaboration partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Our strategic collaboration partners may also utilize third parties for some or all of a product we are developing with such strategic collaboration partner. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.
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
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act ("FCPA") prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The U.S. Department of Justice and the U.S. Securities and Exchange Commission ("SEC") have increased their enforcement efforts with respect to the FCPA. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company’s reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.
Federal and state healthcare laws and regulations
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws and regulations have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include the following:

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exceptions or regulatory safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), which, among other things, amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Also, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, impose on “covered entities,” including certain healthcare providers, healthcare clearinghouses, and health plans, as well as their respective “business associates” that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security, and transmission of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The recently adopted European General Data Protection Regulation ("GDPR") contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
Further, the federal Physician Payments Sunshine Act, enacted as part of the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act ("Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
Europe / rest of world government regulation
In addition to regulations in the United States, we and our strategic collaboration partners are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.
Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application ("CTA") must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we or our strategic collaboration partners must submit a marketing authorization application. The application in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.
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
If we or our strategic collaboration partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Employees
As of December 31, 2019, we had 21 employees, all of which were full-time employees. Of these employees, 14 employees are engaged in research and development activities and 7 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.
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
We maintain a website at www.regulusrx.com, to which we regularly post copies of our press releases as well as additional information about us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as

amended ("Exchange Act") are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize microRNA therapeutics. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our research methodology or that of any collaboration partner may be unsuccessful in identifying potential product candidates;

•	potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; or

•	our current or future collaboration partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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
Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or a collaboration partner must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020. Information from the clinical studies, together with information from additional nonclinical studies, will be used to address the requirements to support studies of extended duration. In addition to the MAD study in healthy volunteers, we plan to conduct a Phase 1b study in patients with ADPKD in the second half of 2020 to evaluate RGLS4326 for safety, PK, and biomarkers of pharmacodynamic activity. We cannot be certain that we will be able to satisfy the requirements to initiate studies of extended duration in a timely manner, or at all.
If we or our current or future collaboration partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or our current or future collaboration partners may:

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
Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with a collaboration partner, could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties.
Any of our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
Adverse events ("AEs") caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our future product candidates may induce similar AEs.
If AEs are observed in any clinical trials of our product candidates, including those that a collaboration partner may develop under an agreement with us, our or our collaboration partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

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
Any of these events could prevent us or our collaboration partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future products and impair our ability to generate revenues from the commercialization of these products either on our own or with a collaboration partner.
Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.
Neither we nor any collaboration partner can commercialize a product until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee recommends restrictions on approval or recommends non-approval. In addition, we or a collaboration partner may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.
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
In addition, drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices ("cGMP") and adherence to commitments made in the NDA. If we or a regulatory agency discovers previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
Because we have limited financial and human resources, our existing strategy is to pursue collaboration agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as ADPKD, HCC, fibrosis, HCV, and HBV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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
This Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had approximately $34.1 million of cash and cash equivalents and we had $16.5 million of outstanding debt obligations (which includes $14.6 million of outstanding principal and $1.9 million of final payment and loan amendment fees) under our $20.0 million term loan (“Term Loan”) with Oxford Finance, LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Additionally, our collaboration partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective collaboration agreements with us. Any of these events may increase our development costs more than we expect. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, which will be responsible for all costs incurred in the development of our miR-21 programs. As a result, we will not receive royalties in the event our miR-21 programs are eventually commercialized and will also receive significantly reduced milestones for these programs. We may need to raise additional capital or otherwise obtain funding through additional collaborations if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. For example, in May 2019, we completed the initial closing of a private placement under a Securities Purchase Agreement between us and various investors (the “May 2019 SPA”), pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of

$1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In December 2019, following our announcement of our plan to recommence our Phase 1 MAD clinical trial of RGLS4326 in the first quarter of 2020, we completed a second and final closing under the May 2019 SPA (the “Milestone Closing”), pursuant to which we sold and issued (i) 3,288,390 shares of non-voting Class A-2 convertible preferred stock, in lieu of shares of common stock, at a price of $6.66 per share, and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of the non-voting Class A-2 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, pursuant to proportional adjustments in the event of stock splits or combinations or similar events. Current stockholders may be diluted by the exercise of the warrants and/or the conversion of the convertible preferred stock issued under the May 2019 SPA. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of any future product candidates;

•
seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available;

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
In June 2016, we entered into a loan and security agreement with Oxford (the "Loan Agreement"). Under the terms of the Loan Agreement, Oxford provided us with a term loan of $20.0 million ("Term Loan"). Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to a November 2018 amendment (the “2018 Sanofi Amendment”) to our collaboration and license agreement with Sanofi dated February 4, 2014 (the “Sanofi License Agreement”) that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program, provided that Oxford will continue to have liens on all proceeds received by us pursuant to the Sanofi License Agreement. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.
As a result of our completion of the Milestone Closing under the May 2019 SPA, our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. In the event we receive the $10.0 million first development milestone payment (the “Milestone Payment”) under the 2018 Sanofi Amendment, we will be required to use 100% of the Milestone Payment to partially prepay the Term Loan. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the lien on our intellectual property will be released.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $18.6 million and $48.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $411.3 million.
We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our collaboration partners. We have a collaboration with Sanofi relating to the development of our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of our preclinical program targeting miR-221/222 for HCC. If Sanofi exercises its option, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another collaboration for such product candidate. Pursuant to the 2018 Sanofi Amendment, we completed the transition of further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, in the second quarter of 2019. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 programs.

The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We re-initiated clinical development of RGLS4326 for the treatment of ADPKD. We had also initiated clinical development of RG-012, which we subsequently transferred to Sanofi, and it will be several years, if ever, before Sanofi has a product candidate ready for commercialization. Even if we or a collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under our collaboration agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, regulatory, research and administrative personnel; and create additional infrastructure to support our operations and our product development and planned future commercialization efforts.
We have never generated any revenue from product sales and may never be profitable.
Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

•
launching and commercializing product candidates for which we obtain marketing approval, with a collaboration partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.
We are likely to depend upon third party collaboration partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These collaborations will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our strategic collaboration with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize our preclinical program targeting miR-221/222 for

HCC upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise this option. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our collaboration partners to successfully meet their respective responsibilities under our agreements with them. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 program, but we will not receive royalties in the event our miR-21 programs are eventually commercialized, and the milestone payments we are eligible to receive for these programs has been significantly reduced.
Our ability to recognize revenues from successful collaborations may be impaired by several factors including:

•
a collaboration partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	a collaboration partner may cease development in therapeutic areas which are the subject of our collaborations;

•	a collaboration partner may change the success criteria for a particular program or potential product candidate thereby delaying or ceasing development of such program or candidate;

•
a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaboration partner could develop a product that competes, either directly or indirectly, with a collaboration product;

•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

•	a collaboration partner may exercise its rights under the agreement to terminate the collaboration;

•
a dispute may arise between us and a collaboration partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•
a collaboration partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third party or fail to maintain or prosecute intellectual property rights such that our rights in such property are jeopardized.

Specifically, with respect to termination rights, Sanofi may terminate the entire collaboration or its current collaboration target program for any or no reason upon 30 days’ written notice to us. The agreement with Sanofi may also be terminated by either party for material breach by the other party, including a failure to comply with such party’s diligence obligations that remains uncured after 120 days. Depending on the timing of any such termination, we may not be entitled to receive the option exercise fees or milestone payments, as these payments terminate with termination of the respective program or agreement.
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

•
our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded by Sanofi;

•
we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Sanofi agreement, including the reimbursement of third parties; and

•
in order to fund further development and commercialization, we may need to seek out and establish alternative collaborations with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events could have a material adverse effect on our results of operations and financial condition.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our collaboration partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.
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
In addition, if our collaboration partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement. For example, in November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, who is responsible for all costs incurred in the development of our miR-21 programs. As a result, we will no longer be involved in the development or commercialization of our miR-21 programs. Sanofi will be free to use a manufacturer of its own choosing or manufacture the product candidates in its own manufacturing facilities. In such a case, we will have no control over Sanofi’s processes or supply chains to ensure the timely manufacture and supply of the product candidates. In addition, we will not be able to ensure that the product candidates will be manufactured under the correct conditions to permit the product candidates to be used in such clinical trials.
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
We or our collaboration partners rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we and our collaboration partners have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we or our collaboration partners are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We, our collaboration partners and our CROs are required to comply with the FDA’s or other regulatory agency’s good clinical practices ("GCPs") for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the U.S. PTO or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or our collaboration partners may develop.
Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding, known as an interference, can be initiated to determine which applicant is entitled to the patent on that subject matter. Such an interference proceeding provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications, or those of our collaboration partners or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management and other employees.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaboration partners are pursuing development candidates. For example, we are aware that Roche Innovation Center Copenhagen has patents and patent applications in the microRNA therapeutics space, including patents and patent applications related to targeting microRNAs, such as miR-122, for the treatment of disease. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES
The commercial success of our programs that are part of our collaboration agreements with Sanofi or others will depend in large part on the development and marketing efforts of our collaboration partners. If our collaboration partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.
In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. The transition activities were completed in the second quarter of 2019. As a result, we have no influence and/or control over their approaches to development and commercialization of our miR-21 programs. If Sanofi or any potential future collaboration partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such collaboration partners could be delayed or terminated. If we terminate any of our collaborations or any program thereunder due to a material breach by Sanofi, and except in the case of RG-012, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi royalties on any product candidate that we may successfully commercialize.
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
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, in order to exercise our co-promotion rights with Sanofi with respect to our miR-221/222 program, we would need to build our sales, marketing, managerial and other non-technical capabilities in order to effectively carry out sales or co-promotion activities with respect to any approved products that are developed through these programs. With respect to certain of our current programs as well as future programs, we may rely completely on a collaboration partner for sales and marketing. In addition, we intend to enter into collaborations with third parties to commercialize other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates for niche markets in the United States, we will also consider the option to enter into collaborations for future product candidates in the United States if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.
Our current and any future collaboration partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.
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
If any product candidates that we develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	different payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
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
In July 2018, we implemented a corporate restructuring which involved a reduction in our total workforce by approximately 60%. The workforce reduction was substantially completed in July 2018. As of December 31, 2019, we had 21 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

•
federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information;

•
the European General Data Protection Regulation ("GDPR") adopted by the European Union ("EU") in May 2018, which contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation; we anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR;

•
California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act ("CCPA"), it has created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•
state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For example, in March 2010 the ACA was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Our business and operations might be disrupted or adversely affected by catastrophic events.
Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
Our business could be adversely affected by the effects of health epidemics, including the novel coronavirus (COVID-19) pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. In addition, the COVID-19 pandemic could materially affect our operations globally, including at our headquarters in San Diego. If the COVID-19 pandemic continues to spread, we may need to limit operations or implement limitations, including work from home policies. In particular, port closures and other restrictions resulting from the coronavirus pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates. In addition, our clinical trials may be affected by the COVID-19 pandemic as site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic and it may delay enrollment in our clinical trials and/or clinical trials undertaken by our collaboration partner. The ultimate impact of the COVID-19 pandemic or other health epidemics is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.

Our stock price has historically been, and is expected to continue to be, highly volatile.

Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	failure of our collaboration partners to elect to develop and commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;

•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.
From time to time, the Financial Accounting Standards Board ("FASB"), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services are transferred to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018 and were adopted using the modified retrospective method through a cumulative-effect adjustment directly to accumulated deficit of $1.8 million.
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
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. For example, on May 7, 2019, we completed the initial closing of the private placement under the May 2019 SPA, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In December 2019 following our announcement of resumption of our Phase 1 MAD clinical trial of RGLS4326, we completed the Milestone Closing under the May 2019 SPA, pursuant to which we sold and issued (i) 3,288,390 shares of non-voting Class A-2 convertible preferred stock, in lieu of shares of common stock, at a price of $6.66 per share, and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of the non-voting Class A-2 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, pursuant to proportional adjustments in the event of stock splits or combinations or similar events. Current stockholders may be diluted by the exercise of the warrants issued in the Private Placement.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Commencing in January 2021, the number of shares available for future grant under the 2019 Plan will automatically increase each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("the ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the ESPP each year.
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
Our common stock is currently listed on The Nasdaq Capital Market. Prior to January 11, 2019, our common stock was listed on The Nasdaq Global Market. In order to maintain the listing of our common stock on The Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share and a minimum stockholders’ equity requirement of $2.5 million. In December 2017, April 2018 and September 2019, we received a letter from The Nasdaq Stock Market advising us in each case that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Stock Market, and therefore we could become subject to delisting if our common stock did not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. The bid price of our common stock closed above $1.00 for 10 consecutive trading days within the 180-day compliance periods following the December 2017 letter and the September 2019 letter, and therefore regained compliance in each of those cases with Nasdaq’s $1.00 minimum bid price requirement for continued listing. As a result of the April 2018 letter, we effected a 1-for-12 reverse stock split of our issued and outstanding common stock in October 2018 in order to regain compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing.
On November 13, 2018, we were notified by The Nasdaq Stock Market that we failed to comply with the listing rules of The Nasdaq Global Market as we did not maintain a minimum of $10 million in stockholder equity and therefore could be subject to delisting. In December 2018, we submitted a plan to The Nasdaq Global Market to regain compliance with the Nasdaq Listing Rules, which included, among other specific measures, transferring our listing to The Nasdaq Capital Market, which has a lower minimum stockholders’ equity requirement of $2.5 million. On January 11, 2019, our transfer to The Nasdaq Capital Market became effective. Based upon the transfer to The Nasdaq Capital Market, and the other specific measures outlined in our plan, Nasdaq approved our plan and provided us with an extension to May 13, 2019 to comply with the trading rules of The Nasdaq Capital Market. We regained compliance with the minimum stockholders’ equity requirement in May 2019 as a result of our completion of the initial closing of the private placement under the May 2019 SPA, pursuant to which we raised net proceeds of approximately $15.7 million. On November 13, 2018, we were again notified by The Nasdaq Stock Market that we failed to comply with the minimum stockholders’ equity requirement and therefore could be subject to delisting. In December 2019, due to the Milestone Closing under the May 2019 SPA, we regained compliance with the minimum stockholders’ equity requirement.
There can be no assurance that we will continue to maintain compliance with the $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. In the future, if we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. The settlement is contingent upon court approval. There can be no assurance that the case will be settled for the amount agreed to in principle, or at all. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $326.6 million and $274.6 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal NOLs incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015, May 2019 and December 2019. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
On June 19, 2019, we entered into a lease agreement (the “Lease”) with ARE SD Region No. 44 LLC for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the "Premises”). The commencement date of the Lease was July 1, 2019. We are using the Premises as our principal executive offices and as a laboratory for research and development and other related uses. The term of the Lease is two years, six months, ending December 31, 2021. All lease agreements for buildings previously occupied by us have terminated.
We believe that our existing facilities are adequate and our new facilities will be adequate for our current needs.

Item 3.        Legal Proceedings
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. The settlement is contingent upon court approval. There can be no assurance that the case will be settled for the amount agreed to in principle, or at all. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.        Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock was listed on The Nasdaq Global Market under the symbol "RGLS" from October 4, 2012 through January 10, 2019. Since January 11, 2019, our common stock has been listed on The Nasdaq Capital Market.
Holders of Record
As of March 6, 2020, there were 7 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends is currently prohibited by the terms of the Loan Agreement with Oxford.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Item 6.        Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements, including the balance sheets at December 31, 2019 and 2018 and the related statements of operations for each of the years ended December 31, 2019 and 2018 and related notes appearing elsewhere in this Annual Report. The balance sheet data as of December 31, 2017, 2016 and 2015 and the statement of operations data for the years ended December 31, 2017, 2016 and 2015 are derived from our audited financial statements that are not included in this Annual Report. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except per share data.

	Year ended December 31,
Statement of operations data	2019	2018	2017	2016	2015
Revenue under collaborations	$6,832	$72	$72	$1,194	$20,759
Loss from operations	(16,834)	(46,763)	(70,131)	(81,502)	(54,758)
Net loss	$(18,592)	$(48,709)	$(71,905)	$(81,836)	$(55,748)
Net loss per share, basic and diluted	$(1.08)	$(5.59)	$(11.47)	$(18.59)	$(12.98)

	As of December 31,
Balance sheet data	2019	2018	2017	2016		2015
Cash, cash equivalents and short-term investments	$34,121	$13,935	$60,074	$76,111	*	$115,319
Working capital (deficit)	18,809	(7,351)	34,136	73,667		121,626
Total assets	42,081	27,927	77,809	100,661		141,083
Term loan	14,631	16,575	19,859	19,802		—
Accumulated deficit	(411,315)	(392,723)	(345,858)	(273,351)		(191,515)
Total stockholders’ equity (deficit)	20,015	(5,854)	35,216	56,075		124,078
*Includes $1.3 million of restricted cash as of December 31, 2015.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam and Ionis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of our miR programs. The transition activities were completed in the second quarter of 2019. RGLS4326 is an anti-miR targeting miR-17 for the treatment of ADPKD. In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
Since our inception through December 31, 2019, we have relied primarily on the sale of our equity and convertible debt securities to fund company operations. We have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2019, we had cash and cash equivalents of approximately $34.1 million.

FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under license and collaboration agreements.

In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with licenses and collaborations. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our collaboration partners. If our current or future collaboration partners do not elect or otherwise agree to fund our development costs pursuant to our current or future license and collaboration agreements, or we or our collaboration partner fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts and the development of our therapeutic programs. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations ("CRO"), contract manufacturing organizations ("CMOs"), other clinical trial related vendors, consultants and our scientific advisors;

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
Since our inception, we have spent a total of approximately $358.0 million in research and development expenses through December 31, 2019.
The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our collaboration partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new collaborations with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, as well as ongoing assessments as to each future product candidate’s commercial potential. We will need to raise additional capital and may seek additional collaborations in the future in order to advance our various programs.
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
Revenue Recognition
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under license and collaboration agreements.
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

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years ended December 31,
	2019	2018
Revenue under collaborations	$6,832	$72
Research and development expenses	12,349	33,975
General and administrative expenses	11,317	12,860
Interest and other expenses, net	(1,757)	(1,884)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under collaborations was $6.8 million for the year ended December 31, 2019, compared to less than $0.1 million for the year ended December 31, 2018. The increase was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the year ended December 31, 2019.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2019	% of total	2018	% of total	$	%
Research and development
Personnel and internal expenses	$6,669	54%	$15,790	46%	$(9,121)	(58)%
Third-party and outsourced expenses	4,799	38%	15,053	44%	(10,254)	(68)%
Non-cash stock-based compensation	309	3%	2,256	7%	(1,947)	(86)%
Depreciation	572	5%	876	3%	(304)	(35)%
Total research and development expenses	$12,349	100%	$33,975	100%	$(21,626)	(64)%

Research and development expenses decreased by $21.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The aggregate decrease was driven by a $10.3 million decrease in external development expenses, primarily attributable to the voluntary pause of the RGLS4326 Phase 1 MAD clinical study in the third quarter of 2018 (and subsequent FDA partial clinical hold of the RGLS4326 Phase 1 MAD clinical study in the third quarter of 2019) and commencement of the transfer of the RG-012 program to Sanofi under the 2018 Sanofi Amendment in the fourth quarter of 2018. Additionally, the decrease for the year ended December 31, 2019 compared to the year ended December 31, 2018 was attributable to a $9.1 million reduction in personnel and internal expenses, driven by a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018. Non-cash stock-based compensation decreased by $1.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily attributable to a reduction in personnel over the periods under comparison.
General and administrative expenses
General and administrative expenses were $11.3 million for the year ended December 31, 2019 compared to $12.9 million for the year ended December 31, 2018. These amounts reflect personnel-related and ongoing general business operating costs. The decrease during the year ended December 31, 2019, as compared to the year ended December 31, 2018, is primarily attributable to a reduction in costs subsequent to our corporate restructuring in the third quarter of 2018.
Interest and other expenses, net
Net interest and other expenses were $1.8 million for the year ended December 31, 2019 compared to $1.9 million for the year ended December 31, 2018. These amounts are primarily related to interest charges associated with our outstanding Term Loan.

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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our collaboration and license agreement with Sanofi;

•	the terms and timing of any other strategic collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities, and the pricing and reimbursement for any products for which we may receive regulatory approval;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Years ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(19,821)	$(43,273)
Investing activities	74	46,519
Financing activities	39,933	(2,830)
Total	$20,186	$416
Operating activities
Net cash used in operating activities decreased to $19.8 million for the year ended December 31, 2019, compared to $43.3 million for the year ended December 31, 2018. Net cash used in operating activities were primarily attributable to net losses of $18.6 million and $48.7 million for the years ended December 31, 2019 and 2018, respectively. Adjustments for non-cash charges, including stock-based compensation, decreased to $5.4 million for the year ended December 31, 2019, compared to $8.6 million for the year ended December 31, 2018. Changes in working capital resulted in net cash used in operating activities of $6.6 million for the year ended December 31, 2019, compared to net cash used in operating activities of $3.2 million for the year ended December 31, 2018.
Investing activities
Net cash provided by investing activities for the year ended December 31, 2019 was primarily attributable to net sales of property and equipment. Net cash provided by investing activities for the year ended December 31, 2018 was primarily related to the net of purchases, sales and maturities of investments. Net sales and maturities of investments was $46.5 million for the year ended December 31, 2018.

Financing activities
Net cash provided by financing activities was $39.9 million for the year ended December 31, 2019, compared to net cash used in financing activities of $2.8 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 was attributable to total net proceeds received from our private placement of common stock, warrants to purchase common stock and non-voting convertible preferred stock in May 2019 and December 2019 of $40.1 million. Our 2018 financing activities primarily related to $3.3 million of principal payments on our Term Loan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following is a summary of our long-term contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease obligations relating to facility	$871	$429	$442	$—	$—
Outstanding secured Term Loan	14,681	—	14,681	—	—
Annual maintenance fees for license agreements	140	18	35	35	52
Total	$15,692	$447	$15,158	$35	$52
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in debt instruments of U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of December 31, 2019, the outstanding principal amount of the term loan was $14.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.

If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California
March 12, 2020

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$34,121	$13,935
Contract and other receivables	1,141	26
Prepaid materials, net	3,924	4,194
Prepaid expenses and other current assets	1,221	1,140
Total current assets	40,407	19,295
Property and equipment, net	921	7,806
Intangibles, net	266	500
Other assets	487	326
Total assets	$42,081	$27,927
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,321	$1,714
Accrued liabilities	917	1,625
Accrued compensation	1,676	1,601
Current portion of term loan, less debt issuance costs	14,631	16,575
Current portion of contract liabilities	6	2,572
Other current liabilities	3,047	2,559
Total current liabilities	21,598	26,646
Contract liabilities, less current portion	—	6
Deferred rent, less current portion	—	6,820
Other long-term liabilities	468	309
Total liabilities	22,066	33,781
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 415,898 shares authorized, issued and outstanding at December 31, 2019; 0 shares authorized, issued and outstanding at December 31, 2018	1	—
Class A-2 convertible preferred stock, $0.001 par value; 3,288,390 shares authorized, issued and outstanding at December 31, 2019; 0 shares authorized, issued and outstanding at December 31, 2018	3	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 21,018,663 and 8,818,019 shares issued and outstanding at December 31, 2019 and 2018, respectively	21	9
Additional paid-in capital	431,305	386,860
Accumulated deficit	(411,315)	(392,723)
Total stockholders’ equity (deficit)	20,015	(5,854)
Total liabilities and stockholders’ equity (deficit)	$42,081	$27,927
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2019	2018
Revenues:
Revenue under collaborations	$6,832	$72
Total revenues	6,832	72
Operating expenses:
Research and development	12,349	33,975
General and administrative	11,317	12,860
Total operating expenses	23,666	46,835
Loss from operations	(16,834)	(46,763)
Other income (expense):
Interest and other income	374	459
Interest and other expense	(2,131)	(2,343)
Loss before income taxes	(18,591)	(48,647)
Income tax expense	(1)	(62)
Net loss and comprehensive net loss	$(18,592)	$(48,709)
Net loss per share, basic and diluted	$(1.08)	$(5.59)
Weighted average shares used to compute basic and diluted net loss per share	17,260,176	8,718,563
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	8,662,435	$9	$381,199	$(134)	$(345,858)	$35,216
Issuance of common stock upon exercise of options	—	—	328	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	—	—	128,840	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,441	—	—	5,441
Issuance of common stock under Employee Stock Purchase Plan	—	—	26,416	—	219	—	—	219
Unrealized gain on short-term investments	—	—	—	—	—	134	—	134
Cumulative effect of accounting change (ASU 2014-09)	—	—	—	—	—	—	1,844	1,844
Net loss	—	—	—	—	—	—	(48,709)	(48,709)
Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$—	$(392,723)	$(5,854)
Issuance of common stock upon exercise of options	—	—	2,750	—	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	—	—	559,445	—	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	3,704,288	4	9,730,534	10	40,070	—	—	40,084
Stock-based compensation expense	—	—	—	—	2,288	—	—	2,288
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,035	—	3	—	—	3
Issuance of common stock through ATM	—	—	1,903,880	2	2,081	—	—	2,083
Net loss	—	—	—	—	—	—	(18,592)	(18,592)
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$—	$(411,315)	$20,015
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2019	2018
Operating activities
Net loss	$(18,592)	$(48,709)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	931	2,262
Stock-based compensation	2,288	5,441
Amortization of premium on investments, net	—	148
Gain on reduction of lease liability	1,839	—
Other	293	756
Change in operating assets and liabilities:
Contracts and other receivables	(1,115)	347
Prepaid materials	270	134
Prepaid expenses and other assets	(242)	630
Accounts payable	(393)	(4,029)
Accrued liabilities	(708)	(1,370)
Accrued compensation	75	(384)
Contract liabilities	(2,572)	2,428
Deferred rent	—	(1,252)
Other liabilities	(1,895)	325
Net cash used in operating activities	(19,821)	(43,273)
Investing activities
Purchases of short-term investments	—	—
Sales and maturities of short-term investments	—	46,541
Purchases of property and equipment	(221)	(22)
Sales of property and equipment	318	—
Acquisition of intangibles	(23)	—
Net cash provided by investing activities	74	46,519
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	40,084	—
Proceeds from issuance of common stock, net	2,086	219
Proceeds from exercise of common stock options	3	1
Proceeds from financing leases	—	492
Payments on financing leases	(263)	(200)
Principal payments on term loan	(1,977)	(3,342)
Net cash provided by (used in) financing activities	39,933	(2,830)
Net increase in cash and cash equivalents	20,186	416
Cash and cash equivalents at beginning of period	13,935	13,519
Cash and cash equivalents at end of period	$34,121	$13,935
Supplemental disclosure of cash flow information
Interest paid	$(1,655)	$(2,073)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$3	$—

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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $454.1 million. As of December 31, 2019, we had approximately $34.1 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 9) have been classified as a current liability as of December 31, 2019 and 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. We have not been notified, by the Lender, of an event of default as of the date of the filing of this Form 10-K.
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
Revenue Recognition
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under license and collaboration agreements.
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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our preclinical and clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents with two highly accredited financial institutions. We have historically invested our excess cash primarily in certificates of deposit and debt instruments of financial institutions and corporations, United States Treasury securities and United States government-sponsored enterprise securities. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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

Intangibles
We capitalize costs which consist principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs periodically to determine that they include costs for patent applications that have future value and an alternative future use. We evaluate costs related to patents that we are not actively pursuing and write off these costs. We amortize patent costs over their patent lives, beginning with the date the patents are issued. The weighted average remaining life of the issued patents was approximately 7 years at December 31, 2019.
We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement. We did not have any licenses capitalized on our balance sheet at December 31, 2019 and 2018.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2019 or 2018.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Our only component of other comprehensive loss is unrealized losses on available-for-sale securities. Comprehensive losses have been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity for all periods presented.

Corporate Restructuring
In July 2018, we implemented corporate restructurings to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs.

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
Below is a summary of the affected line items of the balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue (contract liabilities), non-current	1,921	(1,844)	77
Accumulated deficit	(345,858)	1,844	(344,014)
There was no impact on revenue recognized in 2019 or 2018 as a result of the adoption of Topic 606.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs have been issued to clarify various elements of the guidance. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by the standard and did not retrospectively apply to prior periods. We elected the “package of practical expedients” (excluding the hindsight practical expedient) permitted under the transition guidance which allows us to not reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements. As a result of the adoption of the new standard, we recognized operating lease right-of-use assets ("ROU assets") of $3.3 million and operating lease liabilities of $11.3 million on our balance sheet as of January 1, 2019. Operating lease ROU assets are recorded within our balance sheets as other assets and operating lease liabilities are recorded within our balance sheets as other current liabilities and other long-term liabilities. There was no change upon adoption to our capital leases, referred to as finance leases under the new lease standard. Our finance lease ROU asset and liability balances were each $0.6 million as of January 1, 2019. Finance lease ROU assets are recorded in property and equipment, net and current and non-current finance lease liabilities are recorded in other current liabilities and other long-term liabilities, respectively, in our balance sheets. The adoption of the new lease standard had no impact on our accumulated deficit and also had no impact on our results of operations and cash flows. See Note 13, Leases, for further detail.

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company plans to adopt ASU 2019-12 effective January 1, 2020 and does not expect this adoption to have a material impact on our financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method for stock options outstanding under our stock options plans and the if-converted method for convertible preferred stock. Dilutive common stock equivalents are comprised of stock options outstanding under our stock option plans, restricted stock units and convertible preferred stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive consisted of 3,342,533 shares attributable to convertible preferred stock for the year ended December 31, 2019 and zero shares attributable to common stock options and restricted stock units for the year ended December 31, 2018.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. treasury. We generally hold our investments until to maturity and do not sell our investments before we have recovered our amortized cost basis. As of December 31, 2019 and 2018, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,909	$8,909	$—	$—
	$8,909	$8,909	$—	$—

	Fair value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,173	$11,173	$—	$—
	$11,173	$11,173	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Collaborations
Revenue recognized from our strategic collaborations was $6.8 million for the year ended December 31, 2019 and less than $0.1 million for the year ended December 31, 2018.

Sanofi
In July 2012, we amended and restated our collaboration and license agreement with Sanofi to expand the potential therapeutic applications of the microRNA collaboration targets to be developed under such agreement. We determined that the elements within the strategic collaboration agreement with Sanofi should be treated as a single unit of accounting because the delivered elements did not have stand-alone value to Sanofi. The following elements were delivered as part of the strategic collaboration with Sanofi: (1) a license for up to four microRNA targets; and (2) a research license under our technology collaborations.
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

In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to renew our strategic collaboration to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for HCC. We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chose to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement would be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “ Sanofi Purchase Agreement”), pursuant to which we sold 108,648 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $92.04 (as adjusted for the reverse stock split effected in October 2018) for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We are recognizing the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program. As of December 31, 2019, contract liability associated with the Purchase Agreement and the 2014 Sanofi Amendment was less than $0.1 million, which we are expecting to recognize over the remaining estimated period of performance of less than one year.
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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. As of December 31, 2018, we had received $2.5 million of the approximately $6.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment. We determined the amount constituted a contract liability as of December 31, 2018 under Topic 606, as the performance obligation conditions had not been satisfied as of that date. We completed the performance obligations under the 2018 Sanofi Amendment, received the remaining cash proceeds and recognized the $6.8 million of Upfront Amendment Payments in 2019. As of December 31, 2019, the $40.0 million in development milestone payments (variable consideration) are fully constrained and therefore, do not meet the criteria for revenue recognition.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$4,967	$8,163
Computer equipment and software	281	281
Furniture and fixtures	—	706
Leasehold improvements	83	8,550
	5,331	17,700
Less accumulated depreciation and amortization	(4,410)	(9,894)
Property and equipment, net	$921	$7,806
Depreciation and amortization of property and equipment of $0.9 million and $2.3 million was recorded for the years ended December 31, 2019 and 2018, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2019	2018
Patents	$465	$721
Accumulated amortization - Patents	(199)	(221)
Intangibles, net	$266	$500

Intangible asset amortization of less than $0.1 million was recorded for the year ended December 31, 2019, compared to $0.1 million for the year ended December 31, 2018. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2019 is expected to be recognized is approximately 14.9 years.
8. Commitments and Contingencies
Federal Securities Litigation

On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California (“District Court”) against the Company, its then-Chief Executive Officer Paul C. Grint, and its then-Chief Operating Officer Joseph P. Hagan (currently the Company’s Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of the Company’s securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding the Company’s business and the prospects for RG-101, thereby artificially inflating the price of the Company’s securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related.  On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff, and approval of counsel were filed in the action (“Motions to Consolidate”). On October 26, 2017, the District Court entered an order consolidating the cases, appointing Mark Appel and Michael Spitters to serve as co-lead plaintiffs, and appointing Levi & Korsinsky LLP to serve as lead counsel. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (the Company’s former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, the defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, lead plaintiffs filed their opposition to the motion to dismiss. On April 24, 2018, the defendants filed their reply in support of the motion to dismiss. On September 5, 2019, the court granted defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement.  The settlement is contingent upon court approval. In connection with the proposed settlement and in accordance with authoritative guidance, we recorded the $0.9 million loss contingency as a current liability on our balance sheet at December 31, 2019, and recorded the $0.6 million of expected insurance proceeds from our D&O insurance carrier as a current receivable on our balance sheet at December 31, 2019. The $0.3 million settlement amount payable by the Company was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2019. The settlement is contingent upon both the parties’ entry into a definitive settlement agreement and court approval.
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
In November 2018, and in connection with the 2018 Sanofi Amendment, we entered into a fourth amendment to the Loan Agreement with the Lender (the "Fourth Amendment"). Under the terms of the Fourth Amendment, the Lender consented to the 2018 Sanofi Amendment and our license, assignment and transfer to Sanofi of certain of our intellectual property, as required to be delivered to Sanofi under the 2018 Sanofi Amendment (the “Assigned Assets”), which previously served as collateral under the Loan Agreement, and released its liens in the Assigned Assets, provided that the Lender will continue to have liens on all proceeds received by us pursuant to our collaboration and license agreement with Sanofi dated February 4, 2014 (the “Sanofi License Agreement”). Under the terms of the Fourth Amendment, we have the option to prepay part of the Term Loan at any time and in any amount after 10 days’ prior written notice. We are also required to prepay a portion of the Term Loan with 25% of certain payments we receive under the 2018 Sanofi Amendment, which payments consist of the Upfront Amendment Payments and the first development milestone payment in the amount of $10.0 million. In accordance with this term, we prepaid $0.6 million pursuant to our receipt of $2.5 million in Upfront Amendment Payments in November 2018. Additionally, we prepaid $0.4 million pursuant to our receipt of $1.8 million in Upfront Amendment Payments in March 2019. We are required to pay the applicable 5.5% final payment fee related to each such 2018 Sanofi Amendment prepayment.
On January 31, 2019, we entered into a fifth amendment to the Loan Agreement with the Lender (the "Fifth Amendment"). Under the terms of the Fifth Amendment, our required monthly payment to the Lender for the month of

February 2019 was comprised of interest only. On March 7, 2019, we entered into a sixth amendment to the Loan Agreement with the Lender (the "Sixth Amendment"). Under the terms of the Sixth Amendment, our required monthly payment to the Lender for the month of March 2019 was comprised of interest only.

On April 9, 2019 we entered into a seventh amendment to the Loan Agreement with the Lender (the "Seventh Amendment"). Under the terms of the Seventh Amendment, our required monthly payments to the Lender were to be comprised of interest only through and including the payment date immediately preceding the following date (the “Second Amortization Date”): (i) April 1, 2019, if we did not receive unrestricted gross cash proceeds of not less than $10 million on or before April 30, 2019 from (a) the issuance and sale of our unsecured subordinated convertible debt and/or equity securities and/or (b) “up front” or milestone payments in connection with a joint venture, collaboration or other partnering transaction other than pursuant to the Sanofi License Agreement (the receipt of such net proceeds, the “ Seventh Amendment Capital Event”), and (ii) May 1, 2019, if the Seventh Amendment Capital Event occurs. The Seventh Amendment Capital event did not occur on or before April 30, 2019.

Commencing on the Second Amortization Date, and continuing on each successive payment date thereafter, we were to be required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender; provided, however, that we were required to make the monthly principal payment due April 1, 2019 on May 1, 2019 (in addition to all other payments due on May 1, 2019) if the Seventh Amendment Capital Event did not occur. The Seventh Amendment also provided that we can irrevocably elect to increase the prepayment percentage for the funds that we are required to prepay under the Term Loan in the event we receive $10.0 million from the first development milestone under the 2018 Sanofi Amendment (the "Milestone Payment") from 25% to 75% (the “Applicable Sanofi Percentage”). Under the Seventh Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if the Applicable Sanofi Percentage is 25% and if we had not prepaid an aggregate of $5 million under the Term Loan (which amount shall not include any Sanofi License Agreement prepayments) on or before April 30, 2019 (such prepayment, the “Principal Paydown Event”), (ii) $5.0 million if the Applicable Sanofi Percentage is 75% and the Principal Paydown Event had not occurred and (iii) zero if the Principal Paydown Event had occurred.

On May 3, 2019, concurrently with our Securities Purchase Agreement dated May 2019 (the "Purchase Agreement") (as described in further detail in Note 10), we entered into an eighth amendment to the Loan Agreement with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the initial closing under the Purchase Agreement, our required monthly payments to the Lender were comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest-only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, as a result of our receipt of over $20.0 million in capital in December 2019 under the second and final closing (the "Milestone Closing") under the Purchase Agreement (the “Eighth Amendment Capital Event”), our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides for an increase in the prepayment percentage for the funds that we are required to prepay under the Term Loan, in the event that we receive the $10.0 million Milestone Payment, from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the positive lien on our intellectual property will be released.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under capital lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. As of December 31, 2019 we were in compliance with all covenants under the Loan Agreement.
As of December 31, 2019, $14.7 million was outstanding under the Term Loan, with an additional $1.9 million payable at the conclusion of the Term Loan. We had approximately $0.1 million of debt issuance costs outstanding as of December 31, 2019, which are being accreted to interest expense over the life of the Term Loan. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.

Future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2020	$—
2021	9,035
2022	5,646
$14,681
10. Common Stock and Stockholders’ Equity

Common Stock
As of December 31, 2019, there were 21,018,663 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan
On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. As of December 31, 2019, 403,939 shares of common stock were available for new equity award grants under the 2019 Plan and 3,226,804 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of December 31, 2019. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing of the May 2019 SPA. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors.
Private Placement of Common Stock, Non-Voting Preferred Stock and Warrants

On May 3, 2019, we entered into the May 2019 SPA with certain institutional and other accredited investors, including certain directors, executive officers and employees of the Company (the “Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings, in a private placement transaction (the “Private Placement”).

At an initial closing under the May 2019 SPA that occurred on May 7, 2019 (the “Initial Closing”), we sold and issued to the Purchasers (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis. An aggregate of 526,083 shares of common stock and warrants to purchase up to 526,083 shares of common stock were purchased for $0.6 million by certain directors and executive officers of the Company under the Initial Closing.

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolves to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD") (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019 we make a public announcement of our plan to recommence the Phase 1 Trial (the “Public

Announcement”), we may sell and the Purchasers may purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, “Milestone Securities”). On December 15, 2019, the Company’s Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

We evaluated the non-voting Class A-1 convertible preferred stock and common stock warrants sold in the Initial Closing and the Class A-2 convertible preferred stock and common stock warrants sold in the Milestone Closing under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The Initial Closing and Milestone Closing did not include any embedded features that required bifurcation. The non-voting Class A-2 convertible preferred stock and warrants issuable under the Milestone Closing were not subject to accounting recognition until the Milestone Closing occurred, as the terms of the Milestone Closing did not provide a right or an obligation on either the Company nor the Purchasers.

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
ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the year ended December 31, 2019. No shares were sold during the year ended December 31, 2018.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2019 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	4,159
Class A-2 convertible preferred stock outstanding (as-converted)	32,884
Initial Closing warrants	13,890
Milestone Closing warrants	32,884
Common stock options outstanding	3,098
RSUs outstanding	129
Common stock available for future grant under the 2019 Equity Incentive Plan	404
Employee Stock Purchase Plan	192
Total common shares reserved for future issuance	87,640
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2019 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2018	59	$45.60
Granted	3,224	$0.68
Exercised	(3)	$0.95
Canceled/forfeited/expired	(182)	$6.81
Options outstanding at December 31, 2019	3,098	$1.17	9.6	$703
Exercisable at December 31, 2019	237	$6.78	8.5	$35
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2019 and 2018 was $0.52 and $8.63, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million for the years ended December 31, 2019, and 2018. Cash received from the exercise of stock options was less than $0.1 million for the years ended December 31, 2019 and 2018.
The total compensation cost related to stock options not yet recognized was $1.2 million as of December 31, 2019. The weighted-average period over which this expense is expected to be recognized is approximately 1.7 years.
The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2019 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2018	601	$1.50
Granted	287	$0.95
Vested	(559)	$1.27
Canceled/forfeited/expired	(200)	$1.34
RSUs outstanding at December 31, 2019	129	$1.50	0.8	$115
The total compensation cost related to non-vested RSUs not yet recognized was $0.4 million as of December 31, 2019. The weighted-average period over which this expense is expected to be recognized is approximately 0.8 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2019	2018
Stock options
Risk-free interest rate	1.7%	2.7%
Volatility	94.6%	87.8%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	2.6%	2.7%
Volatility	93.8%	87.4%
Dividend yield	—	—
Expected term (years)	6.1	5.7
Employee stock purchase plan shares
Risk-free interest rate	2.3%	1.9%
Volatility	110.5%	100.6%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2019	2018
Research and development	$309	$2,256
General and administrative	1,979	3,184
Total	$2,288	$5,440
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2019, 91,948 shares of our common stock had been issued under the 2012 Purchase Plan, with 4,035 shares of common stock issued for the year ended December 31, 2019. Under the 2012 Purchase Plan, 192,687 shares of our common stock were reserved for future issuance and have been authorized for purchase as of December 31, 2019.

11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million for the years ended December 31, 2019 and 2018.
12. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$(13)	$(26)
State	1	1
	(12)	(25)
Deferred:
Federal	13	87
State	—	—
	13	87
Income tax expense	$1	$62

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2019	2018
Expected income tax benefit at federal statutory tax rate	$(3,904)	$(10,216)
State income taxes, net of federal benefit	(1,390)	(3,005)
Tax credits	(374)	(3,666)
Change in valuation allowance	603	12,706
Return to provision adjustments	(358)	441
Stock compensation	3,934	251
Reserve for uncertain tax positions	1,444	3,596
Other	46	(45)
Income tax expense	$1	$62

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$79,675	$74,965
Research and development and other tax credits	33,429	33,121
Deferred revenue	1	16
Intangibles and property and equipment basis difference	782	—
Stock compensation expense	1,389	5,033
Lease liability	164	—
Other	461	2,027
Total deferred tax assets	115,901	115,162
Total deferred tax liabilities	(325)	(176)
Net deferred tax asset	115,576	114,986
Valuation allowance	(115,564)	(114,960)
Net deferred tax asset	$12	$26
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized, with the exception of the refundable AMT tax credit. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $115.6 million.
As of December 31, 2019, we had NOL carryforwards for U.S. federal and California state tax purposes of $328.0 million and $276.0 million, respectively, which begin to expire in 2030 and 2031, respectively. The federal NOL generated after 2017 of $64.6 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. As of December 31, 2019, we also had federal and California research and development tax credit carryforwards of $31.1 million and $9.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2019 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance of unrecognized tax benefits	$14,700	$4,421
(Decrease) increase for prior year tax positions	(7)	5,961
Increase for current year tax positions	1,880	4,318
Total	$16,573	$14,700
Included in unrecognized tax benefits of $16.6 million at December 31, 2019 was $13.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2009 and forward are subject to examination by the U.S. tax authorities and our tax years for 2010 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2019 and 2018, we have not recognized any interest or penalties related to income taxes.

13. Leases
At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are not recorded on the balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components.
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
On February 19, 2019, we entered into an agreement, the (“Space Swap Agreement"), with Nitto Biopharma, Inc. ("Nitto"), pursuant to which we agreed, contingent upon the execution of a new lease agreement (the "February Lease") for Nitto's space with Landlord and the termination of the Prior Lease, to, among other things, (i) swap buildings with Nitto, and (ii) sell, convey and transfer all right, title and interest in certain furniture, fixtures and equipment to Nitto, as set forth in the Space Swap Agreement. Under the Space Swap Agreement, we paid Nitto (a) a relocation assistance payment in the amount of $0.1 million; (b) $0.2 million representing the difference between the security deposits under the Prior Lease and Nitto’s prior lease, and (c) $1.3 million as reimbursement for the six monthly installments of base monthly rent due pursuant to the new lease between Nitto and Landlord, subject to certain adjustments, which reimbursements are to be paid as rent comes due for Nitto under its new lease.
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

On February 25, 2019, we entered into the February Lease with Landlord, for the lease of approximately 24,562 square feet of rentable area of the building located at 10628 Science Center Drive, San Diego, California, 92121 (the "Premises"), which Premises were previously occupied by Nitto. The commencement date of the February Lease was April 1, 2019 (the “Commencement Date”). The Premises served as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the February Lease (“Initial Term”) was 51 months, ending June 30, 2023. The aggregate base rent due over the Initial Term was approximately $4.8 million. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses, the annual tax expenses and the annual utilities costs related to the February Lease. The base rent payments due were: $0.6 million in 2019, $1.2 million in 2020, $1.2 million in 2021, $1.2 million in 2022, and $0.6 million in 2023.
The execution of the February Lease and Prior Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. The leasehold improvements under the Prior Lease were accounted for as non-cash consideration of $5.6 million paid by us upon termination of the Prior Lease to the Landlord. We accounted for a $1.3 million portion of the reduction in the lease liability for the Prior Lease as a non-cash gain in the statement of operations due to the reduction in lease term and leased space with Landlord and a $0.9 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the Lease. The $1.6 million obligation to reimburse Nitto for six monthly installments of base rent of the Prior Lease and certain other costs were accounted for as cost of terminating the Prior Lease in the statement of operations. The net impact of the modification was a $0.4 million charge in the statement of operations. Our payment obligations to Nitto under the Space Swap Agreement were fully satisfied as of September 2019 and no assets or liabilities remained with respect to the Prior Lease as of December 31, 2019. The commencement date of the February Lease did not occur until April 1, 2019 and therefore, as of March 31, 2019, the lease liability for the February Lease was zero. On April 1, 2019, we recorded a $3.8 million lease liability for the February Lease, which was calculated as the present value of future lease payments to be made under the February Lease. A $2.9 million ROU asset was also recorded on April 1, 2019, which represents the difference between the lease liability and the $0.9 million deferred credit for the reduction of the lease liability under the Prior Lease.

On June 19, 2019, we entered into a lease agreement (the “New Lease”) with Landlord for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “New Premises”). The commencement date of the New Lease was July 1, 2019 (the “New Commencement Date”). We are using the New Premises as our new principal executive offices and as a laboratory for research and development and other related uses. The term of the New Lease (the “New Initial Term”) is two years, six months, ending December 31, 2021. The base rent payments due for the New Premises are: $0.1 million in 2019, $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.

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
The execution of the New Lease and February Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. We accounted for a $0.5 million portion of the reduction in the lease liability for the February Lease as a non-cash gain in the statement of operations due to the reduction in lease term and leased space with Landlord and a $0.2 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the New Lease. No other assets or liabilities remained with respect to the February Lease as of December 31, 2019. The commencement date of the New Lease did not occur until July 1, 2019 and therefore, as of June 30, 2019, the lease liability for the New Lease was zero. On July 1, 2019, we recorded a $0.8 million lease liability for the New Lease, which was calculated as the present value of future lease payments to be made under the New Lease. A $0.6 million ROU asset was also recorded on July 1, 2019, which represents the difference between the lease liability and the remaining $0.2 million deferred credit for the reduction of the lease liability under the February Lease.
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2019 (in thousands):

Assets
Operating	$464
Financing	466
Total ROU assets	$930

Liabilities
Current:
Operating	$361
Financing	277
Long-term:
Operating	417
Financing	56
Total lease liabilities	$1,111

Rent expense for the years ended December 31, 2019 and 2018 was $0.7 million and $1.3 million, respectively.
The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the year ended December 31, 2019 (in thousands):

Year ended December 31, 2019
Lease cost:
Operating lease cost	$715
Finance lease cost:
Amortization of right-of-use assets	182
Interest expense on lease liabilities	5
Total lease cost	$902

Cash payment information:
Operating cash used for operating leases	$756
Operating cash used for finance leases	24
Financing cash used for finance leases	263
Total cash paid for amounts included in the measurement of lease liabilities	$1,043

The table below summarizes other non-cash information under our operating and financing lease obligations as of December 31, 2019 (in thousands, except years and rates):

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$778

Weighted-average remaining lease term (years) - operating leases	2.0
Weighted-average remaining lease term (years) - finance leases	1.2
Weighted-average discount rate - operating leases	10.9%
Weighted-average discount rate - finance leases	4.9%

Our future lease payments under operating and finance leases at December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	429	287
2021	442	57
Total lease payments	$871	$344
Less: amount representing interest	(93)	(11)
Present value of obligations under leases	778	333
Less: current portion	(361)	(277)
Long-term lease obligations	$417	$56

As of December 31, 2018, prior to the adoption of the new leases standard, aggregate future annual minimum lease payments for the Company’s operating lease were as follows: $2.7 million in 2019 and 2020, $2.8 million in 2021, $2.9 million in 2022, $3.0 million in 2023 and $1.0 million thereafter.
14. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2019 and 2018 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2019
Total revenues	$6,778	$18	$18	$18
Total operating expenses	(9,516)	(4,686)	(5,011)	(4,453)
Net loss	(3,260)	(5,016)	(5,423)	(4,893)
Net loss per share, basic and diluted (1)	$(0.31)	$(0.30)	$(0.26)	$(0.23)
2018
Total revenues	$18	$18	$18	$18
Total operating expenses	(15,601)	(13,362)	(9,872)	(8,000)
Net loss	(16,025)	(13,847)	(10,273)	(8,563)
Net loss per share, basic and diluted (1)	$(1.85)	$(1.59)	$(1.18)	$(0.98)
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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15(d)-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-

Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
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
Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2020 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the SEC no later than April 29, 2020, and is incorporated herein by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer and our principal financial officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.regulusrx.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial and accounting officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

3.4
Certificate of Designation of Preferences, Rights and Limitations of Class A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 26, 2019).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

4.3	Description of Common Stock.

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

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

10.4*
Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

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

10.8*
Form of Stock Option Grant Notice and Option Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.9*
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

10.11*
Joseph P. Hagan, Base Salary and Target Bonus Increase, effective May 4, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 2, 2017).

10.12*
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2018).

10.13*
Employment Agreement between the Registrant and Christopher Aker, dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.14*
Offer Letter Agreement, dated July 29, 2019, by and between the Registrant and Cris Calsada (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670, filed with the SEC on July 30, 2019).

10.15*
Employment Agreement between the Registrant and Cris Calsada, dated August 30, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

10.16*
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

10.21
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

10.24†
First Amendment to Second Amended and Restated Collaboration and License Agreement, dated November 5, 2018, by and between the Registrant and Sanofi (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.25
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

10.26
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.27†
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.28†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.29
Fourth Amendment to Loan and Security Agreement, dated November 5, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.30
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.31
Sixth Amendment to Loan and Security Agreement, dated March 7, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.32
Seventh Amendment to Loan and Security Agreement, dated April 9, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.33
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.34
Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC. (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.35
Agreement, dated February 19, 2019, by and between the Registrant and Nitto Biopharma, Inc. (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.36
Second Amendment to Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.37
Lease Agreement, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2019).

10.38
First Amendment to Lease, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2019).

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

Regulus Therapeutics Inc.
Date: March 12, 2020	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Hagan and Cris Calsada as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or her or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 12, 2020

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 12, 2020

/s/ Daniel J. Penksa	Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 12, 2020

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 12, 2020

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 12, 2020

/s/ Kathryn Collier
Kathryn Collier	Director	March 12, 2020

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 12, 2020

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 12, 2020

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 12, 2020

/s/ Simos Simeonidis
Simos Simeonidis, Ph.D.	Director	March 12, 2020

/s/ Pascale Witz
Pascale Witz	Director	March 12, 2020