Form 10-Q
period 2020-03-31
Regulus Therapeutics Inc.
filed 2020-05-14
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2020, the registrant had 27,608,783 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,052	$34,121
Contract and other receivables	676	1,141
Prepaid materials, net	3,924	3,924
Prepaid expenses and other current assets	955	1,221
Total current assets	33,607	40,407
Property and equipment, net	801	921
Intangibles, net	159	266
Other assets	439	487
Total assets	$35,006	$42,081
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,030	$1,321
Accrued liabilities	860	917
Accrued compensation	532	1,676
Current portion of term loan, less debt issuance costs	14,636	14,631
Current portion of contract liabilities	—	6
Other current liabilities	2,728	3,047
Total current liabilities	19,786	21,598
Other long-term liabilities	318	468
Total liabilities	20,104	22,066
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 415,898 shares authorized, issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	1	1
Class A-2 convertible preferred stock, $0.001 par value; 3,288,390 shares authorized and issued at March 31, 2020 (unaudited) and December 31, 2019; 2,631,708 and 3,288,390 shares outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	2	3
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,608,783 and 21,018,663 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	22	21
Additional paid-in capital	432,129	431,305
Accumulated deficit	(417,252)	(411,315)
Total stockholders’ equity	14,902	20,015
Total liabilities and stockholders’ equity	$35,006	$42,081
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
	(Unaudited)
Revenues:
Revenue under collaborations	$6	$6,778
Total revenues	6	6,778
Operating expenses:
Research and development	3,119	5,983
General and administrative	2,422	3,533
Total operating expenses	5,541	9,516
Loss from operations	(5,535)	(2,738)
Other income (expense):
Interest and other income	79	56
Interest and other expense	(489)	(578)
Loss before income taxes	(5,945)	(3,260)
Income tax benefit	8	—
Net loss and comprehensive loss	$(5,937)	$(3,260)
Net loss per share, basic and diluted	$(0.25)	$(0.31)
Weighted average shares used to compute basic and diluted net loss per share	24,064,373	10,379,830
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	1	—	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$22	$432,129	$(417,252)	$14,902

Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	—	—	93,648	—	—	—	—
Issuance of common stock	—	—	1,903,880	2	2,082	—	2,084
Stock-based compensation expense	—	—	—	—	959	—	959
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,369	—	2	—	2
Net loss	—	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	—	$—	10,817,916	$11	$389,903	$(395,983)	$(6,069)

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2020	2019
	(Unaudited)
Operating activities
Net loss	$(5,937)	$(3,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	126	502
Stock-based compensation	823	959
Gain on reduction of lease liability	—	1,317
Other	105	139
Change in operating assets and liabilities:
Contracts and other receivables	466	(2,766)
Prepaid materials	—	368
Prepaid expenses and other assets	313	532
Accounts payable	(291)	936
Accrued liabilities	(57)	120
Accrued compensation	(1,144)	314
Contract liabilities	(6)	(2,518)
Other liabilities	(400)	(1,076)
Net cash used in operating activities	(6,002)	(4,433)
Investing activities
Sales of property and equipment	—	161
Net cash provided by investing activities	—	161
Financing activities
Proceeds from issuance of common stock, net	1	2,086
Principal payments on term loan	—	(1,364)
Payments on financing leases	(68)	(65)
Net cash (used in) provided by financing activities	(67)	657
Net decrease in cash and cash equivalents	(6,069)	(3,615)
Cash and cash equivalents at beginning of period	34,121	13,935
Cash and cash equivalents at end of period	$28,052	$10,320
Supplemental disclosure of cash flow information
Interest paid	$(384)	$(437)
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019, from which the balance sheet information herein was derived.

As of March 31, 2020, we had 21 employees.
Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $454.1 million. As of March 31, 2020, we had approximately $28.1 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2020 and December 31, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within the Company's control. We have not been notified, by the Lender, of an event of default as of the date of the filing of this Form 10-Q.
We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. In addition, the COVID-19 pandemic is currently resulting in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.
If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
Use of Estimates
Our condensed financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates.

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
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is assessing the impact this standard will have on its financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates and modifies the disclosure requirements on fair value measurements in Topic 820, primarily in relation to Level 3 fair value measurements. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on our financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements, which clarifies the interaction between Topic 808, Collaborative Arrangements and Topic 606, including clarification around certain transactions between collaborative arrangement participants and adding unit-of-account guidance to Topic 808. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on our financial statements.
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
Dilutive common stock equivalents were 36,680,830 for the three months ended March 31, 2020, consisting of convertible preferred stock, stock options and restricted stock units, and 1,180,337 for the three months ended March 31, 2019, consisting of stock options and restricted stock units.
3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of March 31, 2020 and December 31, 2019, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair value as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24,388	$24,388	$—	$—
	$24,388	$24,388	$—	$—

	Fair value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,909	$8,909	$—	$—
	$8,909	$8,909	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford", or sometimes referred to as the “Lender”), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs, on June 22, 2016 (the "Term Loan").
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

On May 3, 2019, concurrently with our Securities Purchase Agreement dated May 2019 (the "May 2019 SPA") (as described in further detail in Note 10), we entered into an eighth amendment to the Loan Agreement with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the initial closing under the May 2019 SPA, our required monthly payments to the Lender were comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest-only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, as a result of our receipt of over $20.0 million in capital in December 2019 under the second and final closing under the May 2019 SPA, our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides for an increase in the prepayment percentage for the funds that we are required to prepay under the Term Loan, in the event that we receive the $10.0 million Milestone Payment, from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the positive lien on our intellectual property will be released.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under finance lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. As of March 31, 2020 we were in compliance with all covenants under the Loan Agreement.

As of March 31, 2020, $14.7 million was outstanding under the Term Loan, with an additional $1.9 million payable at the conclusion of the Term Loan. We had approximately $0.1 million of debt issuance costs outstanding as of March 31, 2020, which are being accreted to interest expense over the life of the Term Loan. In connection with the Term Loan, the debt issuance costs have been recorded as a debt discount in our balance sheets, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of March 31, 2020, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2020	$—
2021	9,035
2022	5,646
$14,681
6. Stockholders’ Equity

2019 Equity Incentive Plan
On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the second and final closing under the May 2019 SPA. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors.
As of March 31, 2020, 1,571,199 shares of common stock were available for new equity award grants under the 2019 Plan and 1,762,220 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of March 31, 2020.

Private Placement of Common Stock, Non-Voting Convertible Preferred Stock and Warrants

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

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolves to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019 we make a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we may sell and the Purchasers may purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock. On December 15, 2019, the Company’s Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

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

A total of 656,682 shares of Class A-2 convertible preferred stock were converted into 6,566,820 shares of common stock during the three months ended March 31, 2020. No shares of Class A-1 convertible preferred stock were converted and no warrants were exercised during the three months ended March 31, 2020.

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. No shares were sold during the three months ended March 31, 2020. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the three months ended March 31, 2019.

Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2020 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	4,159
Class A-2 convertible preferred stock outstanding (as-converted)	26,317
Initial Closing warrants	13,890
Milestone Closing warrants	32,884
Common stock options outstanding	6,116
RSUs outstanding	89
Common stock available for future grant under 2019 Equity Incentive Plan	1,571
Employee Stock Purchase Plan	190
Total common shares reserved for future issuance	85,216
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the three months ended March 31, 2020 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2019	3,098	$1.17	129	$1.50
Granted	3,073	$1.31	—	$—
Exercised (options) or Vested (RSUs)	(1)	$0.95	(21)	$1.50
Canceled/forfeited/expired	(54)	$1.78	(19)	$1.50
Stock Awards outstanding at March 31, 2020	6,116	$1.24	89	$1.50

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan and 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2020	2019
Stock options and performance stock options
Risk-free interest rate	1.4%	2.6%
Volatility	95.4%	93.8%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	1.4%	2.4%
Volatility	105.9%	119.4%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$157	$471
General and administrative	666	488
Total	$823	$959

7. Collaborations
Revenue recognized from our strategic collaborations was less than $0.1 million for the three months ended March 31, 2020, compared to $6.8 million for the three months ended March 31, 2019.

Sanofi
In July 2012, we amended and restated our collaboration and license agreement with Sanofi to expand the potential therapeutic applications of the microRNA alliance targets to be developed under such agreement. We determined that the elements within the strategic collaboration agreement with Sanofi should be treated as a single unit of accounting because the delivered elements did not have stand-alone value to Sanofi. The following elements were delivered as part of the strategic collaboration with Sanofi: (1) a license for up to four microRNA targets; and (2) a research license under our technology collaboration.
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
In February 2014, we and Sanofi entered into the 2014 Sanofi Amendment to renew our strategic collaboration to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “Sanofi Purchase Agreement”), pursuant to which we sold 1,303,780 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $7.67 for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We recognized the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program, though January 2020.
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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019. As of March 31, 2020, the $40.0 million in development milestone payments (variable consideration) are fully constrained and therefore, do not meet the criteria for revenue recognition.
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

On February 25, 2019, we entered into an operating lease agreement with Landlord (the "February Lease"), for the lease of approximately 24,562 square feet of rentable area of the building located at 10628 Science Center Drive, San Diego, California, 92121 (the "Premises"), which Premises were previously occupied by Nitto. The commencement date of the February Lease was April 1, 2019 (the “Commencement Date”). The Premises served as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the February Lease (“Initial Term”) was 51 months, ending June 30, 2023. The aggregate base rent due over the Initial Term was approximately $4.8 million. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses, the annual tax expenses and the annual utilities costs related to the February Lease.
The execution of the February Lease and Prior Lease Amendment resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the two contracts with Landlord in combination as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. The leasehold improvements under the Prior Lease were accounted for as non-cash consideration of $5.6 million paid by us upon termination of the Prior Lease to the Landlord. We accounted for a $1.3 million portion of the reduction in the lease liability for the Prior Lease as a non-cash gain in the unaudited condensed statement of operations due to the reduction in lease term and leased space with Landlord and a $0.9 million portion of the reduction of the lease liability as a deferred credit that is amortized as a reduction to rent expense over the term of the Lease. The $1.6 million obligation to reimburse Nitto for six monthly installments of base rent of the Prior Lease and certain other costs were accounted for as cost of terminating the Prior Lease in the unaudited condensed statement of operations. The net impact of the modification was a $0.4 million charge in the unaudited condensed statement of operations. Our payment obligations to Nitto under the Space Swap Agreement were fully satisfied as of September 30, 2019 and no assets or liabilities remained with respect to the Prior Lease as of March 31, 2020. The commencement date of the February Lease did not occur until April 1, 2019 and therefore, as of March 31, 2019, the lease liability for the February Lease was zero. On April 1, 2019, we recorded a $3.8 million lease liability for the February Lease, which was calculated as the present value of future lease payments to be made under the February Lease. A $2.9 million ROU asset was also recorded on April 1, 2019, which represents the difference between the lease liability and the $0.9 million deferred credit for the reduction of the lease liability under the Prior Lease.

On June 19, 2019, we entered into a lease agreement (the “New Lease”) with Landlord for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “New Premises”). The commencement date of the New Lease was July 1, 2019 (the “New Commencement Date”). We are using the New Premises as our new principal executive offices and as a laboratory for research and development and other related uses. The term of the New Lease (the “New Initial Term”) is two years, six months, ending December 31, 2021. The base rent payments due for the New Premises are $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.

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

Our future lease payments under operating and finance leases at March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2020	$323	$215
2021	442	57
Total lease payments	$765	$272
Less: amount representing interest	(72)	(7)
Present value of obligations under leases	693	265
Less: current portion	(375)	(265)
Long-term lease obligations	$318	$—
9. Subsequent Events

Paycheck Protection Program Loan

On April 23, 2020, we received the proceeds from a loan in the amount of approximately $0.7 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 23, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 23, 2022 the principal amount outstanding on the PPP Loan as of October 23, 2020. The PPP Loan is evidenced by a promissory note dated April 23, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

We intend to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

Ninth Amendment to Loan and Security Agreement

On May 1, 2020 we entered into a ninth amendment to the Term Loan with the Lender (the “Ninth Amendment”). Pursuant to the terms of the Ninth Amendment, (i) the PPP Loan was included as permitted indebtedness under the terms of the Term Loan, (ii) we agreed to apply for forgiveness of the maximum amount of PPP Loan permissible in accordance with the CARES Act and use best efforts to cause not less than $0.5 million of the PPP Loan to be forgiven by the PPP Loan lender on or before September 30, 2020 and (iii) we agreed not amend any material provision in any document relating to the PPP Loan nor make any prepayment of the PPP Loan unless such prepayment is necessary or advisable due to change in the applicable law or guidance issued by the SBA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report, filed with the Securities and Exchange Commission on March 12, 2020. Past operating results are not necessarily indicative of results that may occur in future periods.
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

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	the potential election of any strategic collaboration partner to pursue development and commercialization of any programs or product candidates that are subject to a collaboration with such partner;

•	our ability to attract collaborators with relevant development, regulatory and commercialization expertise;

•	future activities to be undertaken by our strategic collaboration partners, collaborators and other third parties;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	the loss of key scientific or management personnel;

•	our ability to successfully secure and deploy capital;

•	our ability to satisfy our debt obligations;

•	the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing;

•	the potential impact of the COVID-19 pandemic on our business; and

•	the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc., ("Alnylam"), and Ionis Pharmaceuticals, Inc., ("Ionis"), contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS4326 is an anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"). In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
microRNAs are naturally occurring ribonucleic acid ("RNA"), molecules that play a critical role in regulating key biological pathways. Scientific research has shown that an imbalance, or dysregulation, of microRNAs is directly linked to many diseases. Furthermore, many different infectious pathogens interact and bind to host microRNA to survive. To date, over 500 microRNAs have been identified in humans, each of which can bind to multiple messenger RNAs that control key aspects of cell biology. Since many diseases are multi-factorial, involving multiple targets and pathways, the ability to modulate multiple pathways by targeting a single microRNA provides a new therapeutic approach for treating complex diseases.
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
Since our inception through March 31, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2020, we had cash and cash equivalents of $28.1 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. While Sanofi is currently enrolling patients into a Phase 2 clinical trial in the United States, Europe, Australia and China, we expect new site initiation and patient enrollment will be delayed due to the COVID-19 pandemic.

RGLS4326: RGLS4326 is a novel oligonucleotide designed to inhibit miR-17 using a unique chemistry designed to preferentially deliver to the kidney. Preclinical studies with RGLS4326 have demonstrated a reduction in kidney cyst formation, improved kidney weight/body weight ratio, decreased cyst cell proliferation and preserved kidney function in mouse models of ADPKD. In March 2018, we completed dose escalation of a Phase 1 single ascending dose ("SAD"), clinical trial in healthy volunteers and found RGLS4326 was well tolerated and no SAEs were reported. In April 2018, we initiated a Phase 1 randomized, double-blind, placebo-controlled, MAD clinical trial in healthy volunteers designed to characterize the safety, tolerability, PK and pharmacodynamics of multiple doses of RGLS4326. In July 2018, we voluntarily paused this study due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous 7-week non-GLP and GLP toxicity studies in mouse and non-human primates required for Phase 1 testing, which had no significant findings across similar dose levels and frequencies. In September 2018, we initiated a new mouse chronic toxicity study with several changes believed to address the unexpected findings in the earlier terminated chronic mouse toxicity study.

In January 2019, we submitted a comprehensive data package for RGLS4326 to the U.S. Food and Drug Administration ("FDA") that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to re-initiate the MAD study and further proceed into studies of extended duration. The additional data requirements were outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019, FDA lifted the partial clinical hold on the MAD study. We recommenced the MAD study in February 2020 and we initiated dosing of the third and final cohort of the MAD study in April 2020. We expect to complete this study in mid-2020, with top-line results available thereafter. We plan to initiate a Phase 1b short-term dosing study in patients with ADPKD in the second half of 2020 to evaluate RGLS4326 for safety, PK, and biomarkers of pharmacodynamic activity, though COVID-19 may impact site initiation activities and subsequent study enrollment.

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

FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenues generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services under collaboration agreements.
In the future, we may generate revenue from a combination of license fees and other upfront payments, payments for research and development services, milestone payments, product sales and royalties in connection with strategic collaborations. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized by us or our strategic collaboration partners. If our current or future collaboration partners do not elect or otherwise agree to fund our development costs pursuant to our current or future strategic collaboration agreements, or we or our strategic collaboration partner fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
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
Since our inception, we have spent a total of approximately $361.2 million in research and development expenses through March 31, 2020.
The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or our strategic collaboration partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2019. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Revenue under collaborations	$6	$6,778
Research and development expenses	3,119	5,983
General and administrative expenses	2,422	3,533
Interest and other expenses, net	(410)	(522)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our collaboration with Sanofi was less than $0.1 million for the three months ended March 31, 2020. Revenue under our collaboration with Sanofi was $6.8 million for the three months ended March 31, 2019, which was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the three months ended March 31, 2019.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2020	% of total	Three months ended March 31, 2019	% of total	$	%
Research and development
Personnel and internal expenses	$1,295	42%	$2,795	47%	$(1,500)	(54)%
Third-party and outsourced expenses	1,548	50%	2,519	42%	(971)	(39)%
Non-cash stock-based compensation	157	5%	489	8%	(332)	(68)%
Depreciation	119	3%	180	3%	(61)	(34)%
Total research and development expenses	$3,119	100%	$5,983	100%	$(2,864)	(48)%
Research and development expenses were $3.1 million for the three months ended March 31, 2020, compared to $6.0 million for the three months ended March 31, 2019. The aggregate decrease was driven by a $1.5 million reduction in personnel and internal expenses and a $1.0 million reduction in external development expenses, both of which were primarily attributable to a reduction in costs associated with the partial clinical hold of the RGLS4326 MAD study. In December 2019, FDA lifted the partial clinical hold on the MAD study and we recommenced the MAD study in February 2020.
General and administrative expenses
General and administrative expenses were $2.4 million for the three months ended March 31, 2020, compared to $3.5 million for the three months ended March 31, 2019. These amounts reflect personnel-related and ongoing general business operating costs. The decrease during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily attributable to continued cost reduction efforts subsequent our to corporate restructuring in the third quarter of 2018.
Interest and other expenses, net
Net interest and other expenses were $0.4 million for the three months ended March 31, 2020, compared to $0.5 million for the three months ended March 31, 2019. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2020, we had cash and cash equivalents of $28.1 million.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether and when we achieve any milestones under our collaboration and license agreement with Sanofi;

•	the terms and timing of any other strategic collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the costs and timing of establishing sales, marketing and distribution capabilities, and the pricing and reimbursement for any products for which we may receive regulatory approval;

•	the extent to which we acquire or invest in businesses, products or technologies;

•	the extent to which our PPP Loan is forgiven; and

•	payments under our Term Loan.
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(6,002)	$(4,433)
Investing activities	—	161
Financing activities	(67)	657
Total	$(6,069)	$(3,615)
Operating activities
Net cash used in operating activities was $6.0 million for the three months ended March 31, 2020, compared to $4.4 million for the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily attributable to a net loss of $5.9 million for the three months ended March 31, 2020, compared to a net loss of $3.3 million for the three months ended March 31, 2019, and adjustments for non-cash charges, including stock-based compensation, of $1.1 million for the three months ended March 31, 2020, compared to adjustments for non-cash charges, including stock-based compensation, of $2.9 million for the three months ended March 31, 2019. This net increase was partially offset by changes in working capital resulting in net cash used in operating activities of $1.1 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $4.1 million for the three months ended March 31, 2019.
Investing activities
Net cash provided by investing activities was zero for the three months ended March 31, 2020. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2019, attributable to the sale of property and equipment.
Financing activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2019. Net cash used in financing activities for the three months ended March 31, 2020 was attributable to principal payments under financing equipment leases. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to proceeds from the issuance of our common stock, partially offset by the remittance of principal amortization payments under our Term Loan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2020, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our cash equivalents as of that date.

We also have interest rate exposure as a result of our outstanding Term Loan. As of March 31, 2020, the outstanding principal amount of the Term Loan was $14.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.2 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. The court has taken the matter under submission. The settlement is contingent upon court approval. In connection with the proposed settlement and in accordance with authoritative guidance, we recorded the $0.9 million loss contingency as a current liability on our balance sheet at March 31, 2020, and recorded the $0.7 million of expected insurance proceeds from our D&O insurance carrier as a current receivable on our balance sheet at March 31, 2020. The $0.2 million settlement amount payable by the Company was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2019. The settlement is contingent upon both the parties’ entry into a definitive settlement agreement and court approval.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020. Information from the clinical studies, together with information from additional nonclinical studies, will be used to address the requirements to support studies of extended duration. In addition to the MAD study in healthy volunteers, we plan to initiate a Phase 1b study in patients with ADPKD in the second half of 2020 to evaluate RGLS4326 for safety, PK, and biomarkers of pharmacodynamic activity. We cannot be certain that we will be able to satisfy the requirements to initiate studies of extended duration in a timely manner, or at all.
In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the recent outbreak of COVID-19. For example, we expect new site initiation and patient enrollment will be delayed in the RG-012 Phase 2 clinical trial, and COVID-19 may impact site initiation activities and subsequent study enrollment for our RGLS4326 studies.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had approximately $28.1 million of cash and cash equivalents and we had $16.5 million of outstanding debt obligations (which includes $14.7 million of outstanding principal and $1.9 million of final payment and loan amendment fees) under our $20.0 million term loan (“Term Loan”) with Oxford Finance, LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. In addition, the COVID-19 pandemic is currently resulting in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital or to comply with the covenants contained in the Loan Agreement, which could negatively affect our liquidity.

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
In addition, in April 2020 we received proceeds of approximately $0.7 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.00% per annum. Commencing November 23, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 23, 2022 any principal amount outstanding on the PPP Loan as of October 23, 2020. All or a portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.
If we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. If we fail to apply for forgiveness of the maximum amount of PPP Loan permissible in accordance with the CARES Act or fail to use our best efforts to cause not less than $0.5 million of the PPP Loan to be forgiven by the PPP Loan lender on or before September 30, 2020, we will be in violation of our Term Loan agreement with Oxford with respect to such additional indebtedness, which could lead to an event of default under the Term Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $5.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $417.3 million.
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
We rely on third-party manufacturers to produce our preclinical and clinical product candidates, and we intend to rely on third parties to produce future clinical supplies of product candidates that we advance into clinical trials and commercial supplies of any approved product candidates.*
Reliance on third-party manufacturers entails risks, including risks that we would not be subject to if we manufactured the product candidates ourselves, including:

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

•	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control;

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and

•	the failure to deliver products under specified storage conditions and in a timely manner.
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
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.*
If any product candidates that we develop are approved for commercialization, we may also enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

•
business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell products profitably.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2020, we had 21 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Recent and future healthcare legislation may further impact our business operations.*

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.
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
Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on a global enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal research personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.
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

Our business and operations might be disrupted or adversely affected by catastrophic events.*
Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues (including, for example, the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, which is currently subject to a state executive order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*
Our business may be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The California executive order will continue for an indefinite period of time. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. The effects of the state executive order, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, come of our CROs have delayed the commencement of preclinical studies due to shelter in place orders.
Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time, except for a limited number of staff in our research and development laboratory. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our clinical trials are likely to be affected by the recent COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital or to comply with the covenants contained in the Loan Agreement, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the recent COVID-19 outbreak or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*

Our stock price has historically been, and is expected to continue to be, highly volatile.

Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	failure of our collaboration partners to elect to develop and commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;

•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	disruptions caused by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
In addition, companies trading in the stock market in general, and The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility.
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
Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*
From time to time, the Financial Accounting Standards Board ("FASB"), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services are transferred to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date.
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

We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.*
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain the listing of our common stock on The Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share and a minimum stockholders’ equity requirement of $2.5 million. In March 2020 we received a letter from The Nasdaq Stock Market advising us in each case that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Stock Market, and therefore we could become subject to delisting if our common stock did not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. In April 2020, Nasdaq announced that it would toll minimum closing bid price compliance periods through and including June 30, 2020, meaning we have until December 2020 to comply with the minimum bid price requirement. We will continue to monitor our stock price and we intend to take appropriate action if our stock does not regain compliance before the end of the compliance period.
In addition, we have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple other occasions during the last several years, although we have regained compliance in such previous occasions. There can be no assurance that we will continue to maintain compliance with the $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. In the future, if we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with Oxford.

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.*
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. The court has taken the matter under submission. The settlement is contingent upon court approval. There can be no assurance that the case will be settled for the amount agreed to in principle, or at all. We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2019, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $326.6 million and $274.6 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and again in July 2015, May 2019 and December 2019. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

3.5
Certificate of Designation of Preferences, Rights and Limitations of Class  A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No.  001-35670), filed with the SEC on December 26, 2019).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2
Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.1	Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and between the Registrant and Oxford Finance, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Regulus Therapeutics Inc.
Date: May 14, 2020	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)