Form 10-Q
period 2020-06-30
Regulus Therapeutics Inc.
filed 2020-08-13
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670

Regulus Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10628 Science Center Drive, Suite 225	92121
San Diego
CA
(Address of Principal Executive Offices)	(Zip Code)
858-202-6300
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	RGLS	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2020, the registrant had 35,922,916 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,419	$34,121
Contract and other receivables	674	1,141
Prepaid materials, net	3,923	3,924
Prepaid expenses and other current assets	573	1,221
Total current assets	28,589	40,407
Property and equipment, net	684	921
Intangibles, net	122	266
Other assets	387	487
Total assets	$29,782	$42,081
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,024	$1,321
Accrued liabilities	1,082	917
Accrued compensation	938	1,676
Current portion of term loan, less debt issuance costs	14,642	14,631
Current portion of contract liabilities	—	6
Other current liabilities	3,295	3,047
Total current liabilities	20,981	21,598
Other long-term liabilities	217	468
Total liabilities	21,198	22,066
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 415,898 shares authorized and issued at June 30, 2020 (unaudited) and December 31, 2019, respectively; 256,700 and 415,898 shares outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	—	1
Class A-2 convertible preferred stock, $0.001 par value; 3,288,390 shares authorized and issued at June 30, 2020 (unaudited) and December 31, 2019, respectively; 1,961,263 and 3,288,390 shares outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	2	3
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,922,916 and 21,018,663 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	36	21
Additional paid-in capital	432,745	431,305
Accumulated deficit	(424,199)	(411,315)
Total stockholders’ equity	8,584	20,015
Total liabilities and stockholders’ equity	$29,782	$42,081
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Revenues:
Revenue under collaborations	$—	$18	$6	$6,796
Total revenues	—	18	6	6,796
Operating expenses:
Research and development	4,242	1,836	7,360	7,819
General and administrative	2,254	2,850	4,676	6,383
Total operating expenses	6,496	4,686	12,036	14,202
Loss from operations	(6,496)	(4,668)	(12,030)	(7,406)
Other income (expense):
Interest and other income	10	191	89	205
Interest and other expense	(461)	(538)	(951)	(1,074)
Loss before income taxes	(6,947)	(5,015)	(12,892)	(8,275)
Income tax (expense) benefit	—	(1)	8	(1)
Net loss and comprehensive loss	$(6,947)	$(5,016)	$(12,884)	$(8,276)
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.48)	$(0.61)
Weighted average shares used to compute basic and diluted net loss per share	29,801,974	16,705,587	26,933,173	13,560,183
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	7	(6)	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$28	$432,123	$(417,252)	$14,902
Stock-based compensation expense	—	—	—	—	629	—	629
Issuance of common stock upon vesting of restricted stock units	—	—	17,703	—	—	—	—
Conversions of convertible preferred stock	(829,643)	(1)	8,296,430	8	(7)	—	—
Net loss	—	—	—	—	—	(6,947)	(6,947)
Balance at June 30, 2020	2,217,963	$2	35,922,916	$36	$432,745	$(424,199)	$8,584

Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	—	—	93,648	—	—	—	—
Issuance of common stock through ATM	—	—	1,903,880	2	2,082	—	2,084
Stock-based compensation expense	—	—	—	—	959	—	959
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,369	—	2	—	2
Net loss	—	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	—	$—	10,817,916	$11	$389,903	$(395,983)	$(6,069)
Issuance of common stock upon exercise of stock options	—	—	2,500	—	2	—	2
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	415,898	—	9,730,534	10	15,495	—	15,505
Issuance of common stock upon vesting of restricted stock units	—	—	273,438	—	—	—	—
Stock-based compensation expense	—	—	—	—	321	—	321
Net loss	—	—	—	—	—	(5,016)	(5,016)
Balance at June 30, 2019	415,898	$—	20,824,388	$21	$405,721	$(400,999)	$4,743

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2020	2019
	(Unaudited)
Operating activities
Net loss	$(12,884)	$(8,276)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	248	673
Stock-based compensation	1,452	1,278
Gain on reduction of lease liability	—	1,839
Other	143	151
Change in operating assets and liabilities:
Contracts and other receivables	467	(305)
Prepaid materials	—	368
Prepaid expenses and other assets	748	883
Accounts payable	(297)	(112)
Accrued liabilities	165	(478)
Accrued compensation	(738)	(772)
Contract liabilities	(6)	(2,536)
Other liabilities	(526)	(2,837)
Net cash used in operating activities	(11,228)	(10,124)
Investing activities
Sales of property and equipment	—	282
Acquisition of intangibles	—	(8)
Net cash provided by investing activities	—	274
Financing activities
Proceeds from borrowing under Paycheck Protection Program	662	—
Proceeds from issuance of securities through private placement, net of issuance costs	—	15,505
Proceeds from issuance of common stock, net	1	2,086
Proceeds from exercise of common stock options	—	2
Principal payments on term loan	—	(1,977)
Payments on financing leases	(137)	(130)
Net cash (used in) provided by financing activities	526	15,486
Net decrease in cash and cash equivalents	(10,702)	5,636
Cash and cash equivalents at beginning of period	34,121	13,935
Cash and cash equivalents at end of period	$23,419	$19,571
Supplemental disclosure of cash flow information
Interest paid	$(728)	$(854)
Income taxes refunded (paid)	$8	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$6
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

As of June 30, 2020, we had 24 employees.
Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $454.1 million. As of June 30, 2020, we had approximately $23.4 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of June 30, 2020 and December 31, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified, by the Lender, of an event of default as of the date of the filing of this Form 10-Q.
We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. In addition, the COVID-19 pandemic is currently resulting in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity. If we a re unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.
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
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. We are assessing the impact this standard will have on our financial statements and disclosures.

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The adoption of this guidance on January 1, 2020 had no impact on our financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. The guidance does not apply to contract modifications made, and hedging relationships entered into or evaluated, after December 31, 2022. We are assessing the impact this standard will have on its financial statements and disclosures.
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
Dilutive common stock equivalents were 28,577,380 for the three and six months ended June 30, 2020, consisting of convertible preferred stock, stock options and restricted stock units, and 3,115,713 and 1,888,548 for the three and six months ended June 30, 2019, respectively, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of June 30, 2020 and December 31, 2019, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

•Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets.
•Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
•Level 3 includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair value as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,397	$22,397	$—	$—
	$22,397	$22,397	$—	$—

	Fair value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,909	$8,909	$—	$—
	$8,909	$8,909	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Debt
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

On May 1, 2020 we entered into a ninth amendment to the Term Loan with the Lender (the “Ninth Amendment”). Pursuant to the terms of the Ninth Amendment, (i) the approximately $0.7 million of loan proceeds (the "PPP Loan") we received under the Paycheck Protection Program ("PPP") was included as permitted indebtedness under the terms of the Term Loan, (ii) we agreed to apply for forgiveness of the maximum amount of PPP Loan permissible in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and use best efforts to cause not less than $0.5 million of the PPP Loan to be forgiven by the PPP Loan lender on or before September 30, 2020 and (iii) we agreed not to amend any material provision in any document relating to the PPP Loan nor make any prepayment of the PPP Loan unless such prepayment is necessary or advisable due to change in the applicable law or guidance issued by the U.S. Small Business Administration (“SBA”).

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under finance lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. As of June 30, 2020 we were in compliance with all covenants under the Loan Agreement.
As of June 30, 2020, $14.7 million was outstanding under the Term Loan, with an additional $1.9 million payable at the conclusion of the Term Loan. We had less than $0.1 million of debt issuance costs outstanding as of June 30, 2020, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of June 30, 2020, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2020	$—
2021	9,035
2022	5,646
$14,681

Paycheck Protection Program Loan
On April 23, 2020, we received the proceeds from the PPP Loan in the amount of approximately $0.7 million from Silicon Valley Bank, as lender, pursuant to the PPP of the CARES Act. The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan is evidenced by a promissory note dated April 23, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties.
All or a portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24 week period beginning on the date of loan disbursement. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, annualized, prorated for the covered period. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines during the covered period as compared to specified reference periods, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal and includes accrued interest.

We intend to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.
6. Stockholders’ Equity

2019 Equity Incentive Plan

On June 15, 2019 our board of directors approved, and on August 1, 2019 our stockholders approved, our 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of our 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under our 2009 Equity Incentive Plan (the “2009 Plan”) and our 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to us, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the second and final closing under the May 2019 SPA. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors.
As of June 30, 2020, 1,360,932 shares of common stock were available for new equity award grants under the 2019 Plan and 6,397,750 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of June 30, 2020.

Private Placement of Common Stock, Non-Voting Convertible Preferred Stock and Warrants

On May 3, 2019, we entered into the May 2019 SPA with certain institutional and other accredited investors, including certain of our directors, executive officers and employees (the “Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings, in a private placement transaction (the “Private Placement”).

At an initial closing under the May 2019 SPA that occurred on May 7, 2019 (the “Initial Closing”), we sold and issued to the Purchasers (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the Initial Closing were approximately $16.7 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis. An aggregate of 526,083 shares of common stock and warrants to purchase up to 526,083 shares of common stock were purchased for $0.6 million by certain of our directors and executive officers under the Initial Closing.

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolved to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019, we made a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we were able to sell and the Purchasers were able to purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock. On December 15, 2019, our Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to us from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain of our directors and executive officers under the Milestone Closing.

We evaluated the non-voting Class A-1 convertible preferred stock and common stock warrants sold in the Initial Closing and the Class A-2 convertible preferred stock and common stock warrants sold in the Milestone Closing under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The Initial Closing and Milestone Closing did not include any embedded features that required bifurcation. The non-voting Class A-2 convertible preferred stock and warrants issuable under the Milestone Closing were not subject to accounting recognition until the Milestone Closing occurred, as the terms of the Milestone Closing did not provide a right or an obligation on either us nor the Purchasers.

A total of 670,445 and 1,327,127 shares of Class A-2 convertible preferred stock were converted into 6,704,450 and 13,271,270 shares of common stock, respectively, during the three and six months ended June 30, 2020. A total of 159,198 shares of Class A-1 convertible preferred stock were converted into 1,591,980 shares of common stock during the three and six months ended June 30, 2020. No warrants were exercised during the three months and six months ended June 30, 2020 or 2019.

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. No shares were sold under the Stock Sales Agreement during the three and six months ended June 30, 2020. No shares were sold under the Stock Sales Agreement during the three months ended June 30, 2019. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the Stock Sales Agreement during the six months ended June 30, 2019.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2020 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	19,613
Initial Closing warrants	13,890
Milestone Closing warrants	32,884
Common stock options outstanding	6,327
RSUs outstanding	71
Common stock available for future grant under 2019 Equity Incentive Plan	1,361
Employee Stock Purchase Plan	190
Total common shares reserved for future issuance	76,903
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the six months ended June 30, 2020 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2019	3,098	$1.17	129	$1.50
Granted	3,309	$1.27	—	$—
Exercised (options) or Vested (RSUs)	(1)	$0.95	(39)	$1.50
Canceled/forfeited/expired	(79)	$8.35	(19)	$1.50
Stock Awards outstanding at June 30, 2020	6,327	$1.14	71	$1.50

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan and 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options and performance stock options
Risk-free interest rate	3.9%	2.0%	1.3%	2.6%
Volatility	95.4%	93.9%	95.4%	93.8%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	1.4%	2.6%
Volatility	—	—	95.4%	93.8%
Dividend yield	—	—	—	—
Expected term (years)	0	0	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.4%	2.5%	0.9%	2.5%
Volatility	93.7%	104.1%	99.8%	111.7%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$159	$(294)	$316	$194
General and administrative	470	613	1,136	1,084
Total	$629	$319	$1,452	$1,278
7. Collaborations
Revenue recognized from our strategic collaborations was zero and less than $0.1 million for the three and six months ended June 30, 2020, respectively, compared to less than $0.1 million and $6.8 million for the three and six months ended June 30, 2019, respectively.

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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we were eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment

Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019. As of June 30, 2020, the $40.0 million in development milestone payments (variable consideration) are fully constrained and therefore, do not meet the criteria for revenue recognition.
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

Our future lease payments under operating and finance leases at June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2020	$218	$143
2021	442	58
Total lease payments	$660	$201
Less: amount representing interest	(55)	(4)
Present value of obligations under leases	605	197
Less: current portion	(388)	(197)
Long-term lease obligations	$217	$—
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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to our research and development activities, preclinical studies and clinical trials;
•our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•our ability to obtain funding for our operations;
•our plans to research, develop and commercialize our product candidates;
•the potential election of any strategic collaboration partner to pursue development and commercialization of any programs or product candidates that are subject to a collaboration with such partner;
•our ability to attract collaborators with relevant development, regulatory and commercialization expertise;
•future activities to be undertaken by our strategic collaboration partners, collaborators and other third parties;
•our ability to obtain and maintain intellectual property protection for our product candidates;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our product candidates;
•the rate and degree of market acceptance of our product candidates;
•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers and manufacturers;
•the success of competing therapies that are or may become available;
•the loss of key scientific or management personnel;
•our ability to successfully secure and deploy capital;
•our ability to satisfy our debt obligations;
•the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing;
•the potential impact of the COVID-19 pandemic on our business; and
•the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
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
We believe that microRNA therapeutics have the potential to become a new and major class of drugs with broad therapeutic application for the following reasons:

•microRNAs play a critical role in regulating biological pathways by controlling the translation of many target genes;
•microRNA therapeutics regulate disease pathways which may result in more effective treatment of complex multi-factorial diseases;
•many human pathogens, including viruses, bacteria and parasites, use microRNAs (host and pathogen encoded) to enable their replication and suppression of host immune responses; and
•microRNA therapeutics may be synergistic with other therapies because of their different mechanism of action.
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

Since our inception through June 30, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2020, we had cash and cash equivalents of $23.4 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. While Sanofi is currently enrolling patients into a Phase 2 clinical trial, with sites in the United States, Europe, and Australia, we believe new site initiation and patient enrollment has been, and will continue to be, impacted by the COVID-19 pandemic.
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

In January 2019, we submitted a comprehensive data package for RGLS4326 to the U.S. Food and Drug Administration ("FDA") that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to re-initiate the MAD study and further proceed into studies of extended duration. The additional data requirements were outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019, FDA lifted the partial clinical hold on the MAD study. We recommenced the MAD study in February 2020 and have completed all dosing. Top-line results showed that RGLS4326 is well-tolerated with no serious adverse events reported. Preliminary results suggest plasma exposure is dose proportional.

The Phase 1b short-term dosing study in patients with ADPKD is planned to be an open-label study evaluating RGLS4326 for safety, PK, and changes in levels of polycystin 1 (PC1) and polycystin 2 (PC2). Patients with ADPKD, due to the mutation in the polycystic kidney disease gene, have been reported to have low levels of PC1 and PC2. This study is designed to evaluate whether different dose levels of RGLS4326 can increase levels of PC1 and PC2 in ADPKD patients. The study is on track to be initiated in the second half of this year, with results from the first cohort of patients available after completion of six weeks of dosing. Additional non-clinical studies initiated last year in mice and non-human primates to further characterize the PK properties of RGLS4326 have also been recently completed. The RGLS4326 IND is currently on a partial clinical hold for treatment of extended duration beyond the current Phase 1b study until the second set of requirements outlined by FDA have been satisfactorily addressed. Information from the Phase 1 clinical studies, together with information from the recently completed additional nonclinical studies, will be used to address the second set of requirements to support studies of extended duration. In July 2020, the FDA granted orphan drug designation to RGLS4326.

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

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 250 million people worldwide. We have identified several microRNA targets that serve as host factors for the virus. Our lead compound directed to one of the host microRNAs has demonstrated sub-nanomolar potency against HBV DNA replication and more than 95% reduction in Hepatitis B surface antigen in in vitro studies. Additionally, we have demonstrated reduction of both HBV DNA and surface antigen in an in vivo efficacy model. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure. We have nominated a development candidate and plan to commence IND-enabling activities.

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

•employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, other clinical trial related vendors, consultants and our scientific advisors;
•license fees; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of leasehold improvements and equipment, and laboratory and other supplies.
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
Since our inception, we have spent a total of approximately $368.5 million in research and development expenses through June 30, 2020.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue under collaborations	$—	$18	$6	$6,796
Research and development expenses	4,242	1,836	7,360	7,819
General and administrative expenses	2,254	2,850	4,676	6,383
Interest and other expenses, net	(451)	(347)	(862)	(869)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our collaboration with Sanofi was zero and less than $0.1 million for the three and six months ended June 30, 2020, respectively. Revenue under our collaboration with Sanofi was less than $0.1 million and $6.8 million for the three and six months ended June 30, 2019, respectively, which was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the three months ended March 31, 2019.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2020	% of total	Three months ended June 30, 2019	% of total	$	%
Research and development
Personnel and internal expenses	$1,355	32%	$1,152	63%	$203	18%
Third-party and outsourced expenses	2,610	62%	822	45%	1,788	218%
Non-cash stock-based compensation	159	4%	(294)	(16)%	453	(154)%
Depreciation	118	2%	156	8%	(38)	(24)%
Total research and development expenses	$4,242	100%	$1,836	100%	$2,406	131%

					Increase (decrease)
	Six months ended June 30, 2020	% of total	Six months ended June 30, 2019	% of total	$	%
Research and development
Personnel and internal expenses	$2,648	36%	$3,947	51%	$(1,299)	(33)%
Third-party and outsourced expenses	4,159	58%	3,341	43%	818	24%
Non-cash stock-based compensation	316	4%	194	2%	122	63%
Depreciation	237	2%	337	4%	(100)	(30)%
Total research and development expenses	$7,360	100%	$7,819	100%	$(459)	(6)%
Research and development expenses were $4.2 million and $7.4 million for the three and six months ended June 30, 2020, compared to $1.8 million and $7.8 million for the three and six months ended June 30, 2019. The aggregate increase for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was driven by a $1.8 million increase in external development expenses, primarily attributable to the fact that the FDA lifted the partial clinical hold on the MAD study in December 2019 and we recommenced the MAD study in February 2020, with the final dosing of the final cohort completing in July 2020. The aggregate decrease for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was driven by a $1.3 million reduction in personnel and internal expenses, primarily attributable to continued cost reduction efforts subsequent to our corporate restructurings, partially offset by an increase of $0.8 million in external development expenses, attributable to recommencement and completion of the final cohort of the MAD study.
General and administrative expenses
General and administrative expenses were $2.3 million and $4.7 million for the three and six months ended June 30, 2020, compared to $2.9 million and $6.4 million for the three and six months ended June 30, 2019. These amounts reflect personnel-related and ongoing general business operating costs. The decreases for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, are primarily attributable to continued cost reduction efforts subsequent our corporate restructurings.
Interest and other expenses, net
Net interest and other expenses were $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $91.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2020, we had cash and cash equivalents of $23.4 million.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•whether and when we achieve any milestones under our collaboration and license agreement with Sanofi;
•the terms and timing of any other strategic collaboration, licensing and other arrangements that we may establish;
•the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;
•the number and characteristics of product candidates that we pursue;

•the outcome, timing and cost of regulatory approvals;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring new employees to support our continued growth;
•the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•the costs and timing of procuring clinical and commercial supplies of our product candidates;
•the costs and timing of establishing sales, marketing and distribution capabilities, and the pricing and reimbursement for any products for which we may receive regulatory approval;
•the extent to which we acquire or invest in businesses, products or technologies;
•the extent to which our PPP Loan is forgiven; and
•payments under our Term Loan.

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(11,228)	$(10,124)
Investing activities	—	274
Financing activities	526	15,486
Total	$(10,702)	$5,636
Operating activities
Net cash used in operating activities was $11.2 million for the six months ended June 30, 2020, compared to $10.1 million for the six months ended June 30, 2019. The increase in net cash used in operating activities was primarily attributable to a net loss of $12.9 million for the six months ended June 30, 2020, compared to a net loss of $8.3 million for the six months ended June 30, 2019, and adjustments for non-cash charges, including stock-based compensation, of $1.8 million for the six months ended June 30, 2020, compared to adjustments for non-cash charges, including stock-based compensation, of $3.9 million for the six months ended June 30, 2019. This net increase was partially offset by changes in operating assets and liabilities resulting in net cash provided by operating activities of $0.5 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $5.8 million for the six months ended June 30, 2019.
Investing activities
Net cash provided by investing activities was zero for the six months ended June 30, 2020. Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2019, attributable to the sale of property and equipment.
Financing activities
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2020, compared to net cash provided by financing activities of $15.5 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to proceeds from the issuance of our common stock, partially offset by the remittance of principal amortization payments under our Term Loan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2020, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, with the exception of the PPP Loan received in April 2020 (refer to note 5 for information regarding the PPP Loan).
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2020, we did not have any off-balance sheet arrangements.

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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of June 30, 2020, the outstanding principal amount of the Term Loan was $14.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on our interest expense as of that date.
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
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.2 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. The settlement is contingent upon the court’s final approval which is scheduled for October 21, 2020. In connection with the proposed settlement and in accordance with authoritative guidance, we recorded the $0.9 million loss contingency as a current liability on our balance sheet at June 30, 2020, and recorded the $0.7 million of expected insurance proceeds from our D&O insurance carrier as a current receivable on our balance sheet at June 30, 2020. The $0.2 million settlement amount payable by the Company was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2019.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize microRNA therapeutics. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•our research methodology or that of any collaboration partner may be unsuccessful in identifying potential product candidates;
•potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; or
•our current or future collaboration partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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
The success of our product candidates will depend on several factors, including the following:

•successfully designing preclinical studies which may be predictive of clinical outcomes;
•successful results from preclinical and clinical studies;
•receipt of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection for future product candidates;
•establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and
•successfully commercializing our products, if and when approved, whether alone or in collaboration with others.
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
Events which may result in a delay or unsuccessful completion of clinical development include:

•delays in reaching an agreement with the FDA or other regulatory authorities on final trial design;
•imposition of a clinical hold of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•our inability to adhere to clinical trial requirements directly or with third parties such as CROs;
•delays in obtaining required institutional review board approval at each clinical trial site;
•delays in recruiting suitable patients to participate in a trial;
•delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•delays caused by patients dropping out of a trial due to protocol procedures or requirements, product side effects or disease progression;
•clinical sites dropping out of a trial to the detriment of enrollment;
•time required to add new clinical sites; or
•delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020 and have completed all dosing. Information from the clinical studies, together with information from additional nonclinical studies, will be used to address the requirements to support studies of extended duration. In addition to the MAD study in healthy volunteers, we plan to initiate a Phase 1b study in patients with ADPKD in the second half of 2020 to evaluate RGLS4326 for safety, PK, and changes in levels of PC1 and PC2. We cannot be certain that we will be able to satisfy the requirements to initiate studies of extended duration in a timely manner, or at all.
In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. For example, we expect new site initiation and patient enrollment will be delayed in the RG-012 Phase 2 clinical trial, delaying receipt of the $10.0 million milestone payment under the 2018 Sanofi Amendment, and COVID-19 may impact site initiation activities and subsequent study enrollment for our RGLS4326 studies.
If we or our current or future collaboration partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are currently contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or our current or future collaboration partners may:

•be delayed in obtaining marketing approval for our future product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as originally intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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
Further, if any of our future products, if and when approved for commercial sale, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way the product is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; or
•our reputation may suffer.
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
If we or our partners fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or supplements to an NDA submitted by us;
•seize product; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2020, we had approximately $23.4 million of cash and cash equivalents and we had $16.5 million of outstanding debt obligations (which includes $14.7 million of outstanding principal and $1.9 million of final payment and loan amendment fees) under our $20.0 million term loan (“Term Loan”) with Oxford Finance, LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). Additionally, we had $0.7 million of debt obligations outstanding under our PPP Loan. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of any future product candidates;
•seek collaborations, or amend existing collaborations, for research and development programs at an earlier stage than otherwise would be desirable or for the development of programs that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available;
•dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves;
•pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or
•file for bankruptcy or cease operations altogether.

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

In addition, in April 2020 we received proceeds of approximately $0.7 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.00% per annum. All or a portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24 week period beginning on the date of loan disbursement. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines during the covered period as compared to specified reference periods, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $6.9 million and $12.9 million for the three and six months ended June 30, 2020, respectively, and $5.0 million and $8.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $424.2 million.
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
Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•identifying and validating new microRNAs as therapeutic targets;
•completing our research and preclinical development of product candidates;
•initiating and completing clinical trials for product candidates;
•seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;
•establishing and maintaining supply and manufacturing relationships with third parties;
•launching and commercializing product candidates for which we obtain marketing approval, with a collaboration partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
•maintaining, protecting and expanding our intellectual property portfolio; and
•attracting, hiring and retaining qualified personnel.
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
Our ability to recognize revenues from successful collaborations may be impaired by several factors including:

•a collaboration partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•a collaboration partner may cease development in therapeutic areas which are the subject of our collaborations;
•a collaboration partner may change the success criteria for a particular program or potential product candidate thereby delaying or ceasing development of such program or candidate;
•a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
•a collaboration partner could develop a product that competes, either directly or indirectly, with a collaboration product;
•a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•a collaboration partner may exercise its rights under the agreement to terminate the collaboration;
•a dispute may arise between us and a collaboration partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and
•a collaboration partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third party or fail to maintain or prosecute intellectual property rights such that our rights in such property are jeopardized.
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
If Sanofi does not elect to pursue the development and commercialization of the microRNA development candidates covered by our collaboration and license agreement with Sanofi or if Sanofi terminates the agreement, then, depending on the event:

•under certain circumstances, we may owe Sanofi royalties with respect to product candidates covered by our agreement with Sanofi that we elect to continue to commercialize, depending upon the stage of development at which such product commercialization rights reverted back to us, or additional payments if we license such product candidates to third parties;
•product candidates subject to the Sanofi agreement, as applicable, may be terminated or significantly delayed;

•our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded by Sanofi;
•we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Sanofi agreement, including the reimbursement of third parties; and
•in order to fund further development and commercialization, we may need to seek out and establish alternative collaborations with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.
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

•the inability to meet any product specifications and quality requirements consistently;
•a delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•a failure to comply with cGMP and similar foreign standards;
•the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell future product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
•the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•carrier disruptions or increased costs that are beyond our control;
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•the failure to deliver products under specified storage conditions and in a timely manner.
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
Most of our programs are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs currently approved or that will be approved in the future for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

•discover and develop therapeutics that are superior to other products in the market;
•attract qualified scientific, product development and commercial personnel;
•obtain patent and/or other proprietary protection for our microRNA product platform and future product candidates;
•obtain required regulatory approvals; and
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapeutics.
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
The degree of market acceptance of any product candidates will depend on a number of factors, including:

•demonstration of clinical safety and efficacy compared to other products;
•the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;
•the prevalence and severity of any AEs;
•limitations or warnings contained in the FDA-approved label for such products;
•availability of alternative treatments;
•pricing and cost-effectiveness;
•the effectiveness of our or any collaborators’ sales and marketing strategies;
•our ability to obtain hospital formulary approval;
•our ability to obtain and maintain sufficient third party coverage and adequate reimbursement; and
•the willingness of patients to pay out-of-pocket in the absence of third party coverage.
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

•different regulatory requirements for drug approvals in foreign countries;
•different payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic
Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell products profitably.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2020, we had 24 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information;
•the European General Data Protection Regulation ("GDPR") adopted by the European Union ("EU") in May 2018, which contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation; we anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR;
•California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act ("CCPA"), it has created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our current and future product candidates may induce similar adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•withdrawal of clinical trial participants;
•costs due to related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•the inability to commercialize our product candidates; and
•decreased demand for our product candidates, if approved for commercial sale.

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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, which is currently subject to a state executive order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*
Our business may be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. The effects of the state executive order, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, some of our CROs have delayed the commencement of preclinical studies due to shelter in place orders.
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
In addition, our clinical trials are likely to be affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations.
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
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock may be highly volatile.*

Our stock price has historically been, and is expected to continue to be, highly volatile.

Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•adverse results or delays in preclinical studies or clinical trials;
•inability to obtain additional funding;
•any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•failure to maintain our existing collaborations or enter into new collaborations;
•failure of our collaboration partners to elect to develop and commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•failure to successfully develop and commercialize our product candidates;
•changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;
•inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;

•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we may provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•disruptions caused by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•significant lawsuits, including patent or stockholder litigation;
•changes in the market valuations of similar companies;
•sales of our common stock by us or our stockholders in the future; and
•trading volume of our common stock.
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
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Commencing in January 2021, the number of shares available for future grant under the 2019 Plan will automatically increase each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the ESPP each year.

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

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.*
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. The settlement is contingent upon the court’s final approval which is scheduled for October 21, 2020. There can be no assurance that the court will approve the settlement on such date. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders;
•establishing the state of Delaware as the sole forum for certain legal actions against the Company, its officers and directors; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on October 2, 2018).

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

10.1
Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and between the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2020)

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

Regulus Therapeutics Inc.
Date: August 13, 2020	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)