Form 10-Q
period 2020-09-30
Regulus Therapeutics Inc.
filed 2020-11-05
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, the registrant had 39,163,096 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,843	$34,121
Contract and other receivables	4,000	1,141
Prepaid materials, net	3,388	3,924
Prepaid expenses and other current assets	1,076	1,221
Total current assets	26,307	40,407
Property and equipment, net	574	921
Intangibles, net	129	266
Other assets	333	487
Total assets	$27,343	$42,081
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,102	$1,321
Accrued liabilities	1,089	917
Accrued compensation	1,260	1,676
Current portion of term loan, less debt issuance costs	13,647	14,631
Current portion of contract liabilities	—	6
Other current liabilities	2,381	3,047
Total current liabilities	19,479	21,598
Other long-term liabilities	110	468
Total liabilities	19,589	22,066
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 and 415,898 shares authorized, issued, and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	1
Class A-2 convertible preferred stock, $0.001 par value; 1,639,515 and 3,288,390 shares authorized, issued, and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	2	3
Common stock, $0.001 par value; 200,000,000 shares authorized, 39,163,096 and 21,018,663 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	39	21
Additional paid-in capital	433,436	431,305
Accumulated deficit	(425,723)	(411,315)
Total stockholders’ equity	7,754	20,015
Total liabilities and stockholders’ equity	$27,343	$42,081
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Revenues:
Revenue under collaborations	$5,000	$18	$5,006	$6,814
Total revenues	5,000	18	5,006	6,814
Operating expenses:
Research and development	4,036	2,440	11,396	10,259
General and administrative	2,059	2,571	6,736	8,954
Total operating expenses	6,095	5,011	18,132	19,213
Loss from operations	(1,095)	(4,993)	(13,126)	(12,399)
Other income (expense):
Interest and other income	38	87	127	332
Interest and other expense	(466)	(517)	(1,416)	(1,631)
Loss before income taxes	(1,523)	(5,423)	(14,415)	(13,698)
Income tax (expense) benefit	(1)	—	7	(1)
Net loss and comprehensive loss	$(1,524)	$(5,423)	$(14,408)	$(13,699)
Net loss per share, basic and diluted	$(0.04)	$(0.26)	$(0.47)	$(0.86)
Weighted average shares used to compute basic and diluted net loss per share	38,137,281	20,849,083	30,695,137	16,016,515
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	7	(6)	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$28	$432,123	$(417,252)	$14,902
Stock-based compensation expense	—	—	—	—	629	—	629
Issuance of common stock upon vesting of restricted stock units	—	—	17,703	—	—	—	—
Conversions of convertible preferred stock	(829,643)	(1)	8,296,430	8	(7)	—	—
Net loss	—	—	—	—	—	(6,947)	(6,947)
Balance at June 30, 2020	2,217,963	$2	35,922,916	$36	$432,745	$(424,199)	$8,584
Stock-based compensation expense	—	—	—	—	692	—	692
Issuance of common stock upon vesting of restricted stock units	—	—	19,368	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	3,332	—	2	—	2
Conversions of convertible preferred stock	(321,748)	—	3,217,480	3	(3)	—	—
Net loss	—	—	—	—	—	(1,524)	(1,524)
Balance at September 30, 2020	1,896,215	$2	39,163,096	$39	$433,436	$(425,723)	$7,754

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$(392,723)	$(5,854)
Issuance of common stock upon vesting of restricted stock units	—	—	93,648	—	—	—	—
Issuance of common stock through ATM	—	—	1,903,880	2	2,082	—	2,084
Stock-based compensation expense	—	—	—	—	959	—	959
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,369	—	2	—	2
Net loss	—	—	—	—	—	(3,260)	(3,260)
Balance at March 31, 2019	—	$—	10,817,916	$11	$389,903	$(395,983)	$(6,069)
Issuance of common stock upon exercise of stock options	—	—	2,500	—	2	—	2
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	415,898	—	9,730,534	10	15,495	—	15,505
Issuance of common stock upon vesting of restricted stock units	—	—	273,438	—	—	—	—
Stock-based compensation expense	—	—	—	—	321	—	321
Net loss	—	—	—	—	—	(5,016)	(5,016)
Balance at June 30, 2019	415,898	$—	20,824,388	$21	$405,721	$(400,999)	$4,743
Issuance of common stock upon exercise of stock options	—	—	250	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	100,749	—	—	—	—
Stock-based compensation expense	—	—	—	—	536	—	536
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Net loss	—	—	—	—	—	(5,423)	(5,423)
Balance at September 30, 2019	415,898	$—	20,927,053	$21	$406,258	$(406,422)	$(143)

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2020	2019
	(Unaudited)
Operating activities
Net loss	$(14,408)	$(13,699)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	362	800
Stock-based compensation	2,144	1,816
Gain on reduction of lease liability	—	1,839
Other	148	262
Change in operating assets and liabilities:
Contracts and other receivables	(2,859)	(673)
Prepaid materials	536	368
Prepaid expenses and other assets	299	572
Accounts payable	(219)	(193)
Accrued liabilities	172	(473)
Accrued compensation	(416)	(676)
Contract liabilities	(6)	(2,554)
Other liabilities	(1,478)	(2,233)
Net cash used in operating activities	(15,725)	(14,844)
Investing activities
Purchases of property and equipment	—	(162)
Sales of property and equipment	—	318
Acquisition of intangibles	(11)	(23)
Net cash (used in) provided by investing activities	(11)	133
Financing activities
Proceeds from borrowing under Paycheck Protection Program	662	—
Proceeds from issuance of securities through private placement, net of issuance costs	—	15,505
Proceeds from issuance of common stock, net	3	2,087
Proceeds from exercise of common stock options	—	3
Principal payments on term loan	(1,000)	(1,977)
Payments on financing leases	(207)	(196)
Net cash (used in) provided by financing activities	(542)	15,422
Net (decrease) increase in cash and cash equivalents	(16,278)	711
Cash and cash equivalents at beginning of period	34,121	13,935
Cash and cash equivalents at end of period	$17,843	$14,646
Supplemental disclosure of cash flow information
Interest paid	$(1,066)	$(1,263)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$61
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $455.1 million. As of September 30, 2020, we had approximately $17.8 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of September 30, 2020 and December 31, 2019, due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We have not been notified, by the Lender, of an event of default as of the date of the filing of this Form 10-Q.
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
Dilutive common stock equivalents were 25,813,032 for the three and nine months ended September 30, 2020, consisting of convertible preferred stock, stock options and restricted stock units, and 4,908,289 and 2,973,525 for the three and nine months ended September 30, 2019, respectively, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
We have historically invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of September 30, 2020 and December 31, 2019, our cash balance was comprised entirely of cash and cash equivalents and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair value as of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,900	$14,900	$—	$—
	$14,900	$14,900	$—	$—

	Fair value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,909	$8,909	$—	$—
	$8,909	$8,909	$—	$—
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

On August 25, 2020 we entered into a tenth amendment to the Term Loan with the Lender (the "Tenth Amendment"). Pursuant to the terms of the Tenth Amendment, we are eligible for up to an additional seven months of interest only payments in the event the we pay down $10 million in loan principal before April 30, 2021 (the "Principal Paydown Event"). In the event the Principal Paydown Event does not occur by April 30, 2021, we will make principal and accrued interest payments, in arrears, commencing May 1, 2021, in accordance with the terms of the Eighth Amendment. If the Principal Paydown Event occurs after April 30, 2021 but on or before July 31, 2021, we will recommence an extended interest only payment period through December 31, 2021. In the event we receive the additional interest only period, principal and accrued interest payments will recommence on January 1, 2022.

On September 30, 2020, upon our receipt of $1.0 million in proceeds from Sanofi (see Note 7) and under the terms of the Tenth Amendment, we prepaid $1.0 million of outstanding principal to the Lender. We also paid the applicable 5.5% final payment fee related to the $1.0 million prepayment to the Lender. On October 8, 2020, upon receipt of $4.0 million in proceeds from Sanofi (see note 7) and under the terms of the Tenth Amendment, we prepaid $4.0 million of outstanding principal to the Lender. We also paid the applicable 5.5% final payment fee related to the $4.0 million prepayment to the Lender.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under finance lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. As of September 30, 2020 we were in compliance with all covenants under the Loan Agreement.
As of September 30, 2020, $13.7 million was outstanding under the Term Loan, with an additional $1.8 million payable at the conclusion of the Term Loan. We had less than $0.1 million of debt issuance costs outstanding as of September 30, 2020, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of September 30, 2020, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2020	$—
2021	8,419
2022	5,262
$13,681

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
All or a portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24 week period beginning on the date of loan disbursement. For purposes of the PPP, payroll costs exclude compensation of an individual employee in excess of $100,000, annualized, prorated for the covered period. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines during the covered period as compared to specified reference periods, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%, unless certain safe harbors are satisfied. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal and includes accrued interest.

We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and are seeking forgiveness in accordance with the program.
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
As of September 30, 2020, 888,432 shares of common stock were available for new equity award grants under the 2019 Plan and 6,850,882 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of September 30, 2020.

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

A total of 321,748 and 1,648,875 shares of Class A-2 convertible preferred stock were converted into 3,217,480 and 16,488,750 shares of common stock, respectively, during the three and nine months ended September 30, 2020. A total of 159,198 shares of Class A-1 convertible preferred stock were converted into 1,591,980 shares of common stock during the nine months ended September 30, 2020. No shares of Class A-1 convertible preferred stock were converted into common stock during the three months ended September 30, 2020. No warrants were exercised during the three months and nine months ended September 30, 2020 or 2019.

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose). We will pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. No shares were sold under the Stock Sales Agreement during the three and nine months ended September 30, 2020. No shares were sold under the Stock Sales Agreement during the three months ended September 30, 2019. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the Stock Sales Agreement during the nine months ended September 30, 2019.

Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2020 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	16,395
Initial Closing warrants	13,890
Milestone Closing warrants	32,884
Common stock options outstanding	6,800
RSUs outstanding	51
Common stock available for future grant under 2019 Equity Incentive Plan	888
Employee Stock Purchase Plan	188
Total common shares reserved for future issuance	73,663
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the nine months ended September 30, 2020 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2019	3,098	$1.17	129	$1.50
Granted	3,861	$1.20	—	$—
Exercised (options) or Vested (RSUs)	(1)	$0.95	(59)	$1.50
Canceled/forfeited/expired	(158)	$4.82	(19)	$1.50
Stock Awards outstanding at September 30, 2020	6,800	$1.10	51	$1.50

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan and 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options
Risk-free interest rate	0.4%	1.5%	1.1%	2.1%
Volatility	95.3%	95.1%	95.4%	94.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	1.4%	2.6%
Volatility	—	—	95.4%	93.8%
Dividend yield	—	—	—	—
Expected term (years)	0	0	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.3%	2.3%	0.7%	2.4%
Volatility	94.9%	106.7%	98.2%	110.1%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$255	$45	$571	$240
General and administrative	437	491	1,573	1,576
Total	$692	$536	$2,144	$1,816
7. Collaborations
Revenue recognized from our strategic collaborations was $5.0 million for the three and nine months ended September 30, 2020, compared to less than $0.1 million and $6.8 million for the three and nine months ended September 30, 2019, respectively.

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
We are eligible to receive milestone payments related to the development and commercialization of miR-221/222 for HCC of up to $38.8 million for proof-of-concept option exercise fees (net of $1.25 million creditable, as noted above), $34.0 million for clinical milestones and up to $130.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales of any products from the miR-221/222 program which, in the case of sales in the United States, will be in the middle of the 10% to 20% range, and, in the case of sales outside of the United States, will range from the low end to the middle of the 10% to 20% range, depending upon the volume of sales. If we exercise our option to co-promote a miR-221/222 product, we will continue to be eligible to receive royalties on net sales of each product in the United States at the same rate, unless we elect to share a portion of Sanofi’s profits from sales of such product in the United States in lieu of royalties.
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we were eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We were also eligible to receive up to $40.0 million in development milestone payments, including a $10.0 million payment for an interim enrollment milestone (the "Enrollment Milestone"). In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. We received $2.5 million and $1.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment in November 2018 and March 2019, respectively. As the performance obligations associated with these Upfront Amendment Payments had been satisfied under Topic 606 as of March 31, 2019, both amounts were recognized as revenue in the first quarter of 2019. Additionally, we recognized an additional $2.5 million as revenue in the first quarter of 2019 for the final Upfront Amendment Payment allowable under the 2018 Sanofi Amendment, as the performance obligations associated with the final Upfront Amendment Payment were also satisfied under Topic 606 as of March 31, 2019. We received the final $2.5 million Upfront Amendment Payment in April 2019.
In August 2020, we entered into an amendment to the 2018 Sanofi Amendment (the "2020 Sanofi Amendment"). Under the terms of the 2020 Sanofi Amendment, we agreed to transfer to Sanofi additional RG-012 development program materials (the “Materials”) in exchange for a payment from Sanofi of $1.0 million (the “Transfer Payment”). In addition, in lieu of the $10.0 million Enrollment Milestone under the 2018 Sanofi Amendment, Sanofi agreed to pay us a $4.0 million milestone upon the completion of the transfer and verification of the Materials, and $5.0 million upon achievement of the Enrollment Milestone. Additionally, we are eligible to receive $25.0 million upon achievement of an additional development milestone related to Sanofi's development of the miR-21 compounds. In September 2020, we received $1.0 million in exchange for the transfer of the Materials to Sanofi, and received an additional $4.0 million in October 2020 as a result of Sanofi's completion and verification of the Materials in September 2020. As the performance obligations associated with both of these payments had been satisfied under Topic 606 as of September 30, 2020, both amounts were recognized as revenue in the third quarter of 2020. As the $4.0 million payment was received in October 2020, it was recorded in accounts receivable on our balance sheet at September 30, 2020.
As of September 30, 2020, the $30.0 million in development milestone payments (variable consideration) are fully constrained and therefore, do not meet the criteria for revenue recognition.

8. Leases

At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease right of use assets ("ROU assets") and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are not recorded on the unaudited condensed balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components.
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

Our future lease payments under operating and finance leases at September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining 2020	$109	$72
2021	442	57
Total lease payments	$551	$129
Less: amount representing interest	(38)	(2)
Present value of obligations under leases	513	127
Less: current portion	(403)	(127)
Long-term lease obligations	$110	$—
9. Subsequent Events

On October 29, 2020, we were informed by Sanofi that the remaining $5.0 million payment associated with the Enrollment Milestone under our Collaboration and License Agreement with Sanofi for its development of miR-21 programs was triggered upon achievement of an enrollment metric by Sanofi in its Phase 2 clinical study evaluating RG-012 for the treatment of patients with Alport Syndrome. The proceeds from this milestone payment will be used to pay down principal outstanding under our Term Loan. The payment to the Lender will reduce the remaining principal due under the Term Loan to approximately $4.7 million and enable the Company to receive an extension of interest-only payments through 2021, which represents an extension of seven months from the previous terms.

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
Since our inception through September 30, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $92.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2020, we had cash and cash equivalents of $17.8 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. While Sanofi is currently enrolling patients into a Phase 2 clinical trial, with sites in the United States, France, United Kingdom, Australia and China, we believe new site initiation and patient enrollment has been, and will continue to be, impacted by the COVID-19 pandemic.
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

In October 2020, we commenced dosing in a Phase 1b short-term dosing study in patients with ADPKD. The study is an open-label study evaluating RGLS4326 for safety, PK, and changes in levels of polycystin 1 (PC1) and polycystin 2 (PC2).

Patients with ADPKD, due to the mutation in the polycystic kidney disease gene, have been reported to have low levels of PC1 and PC2, the proteins encoded by the PKD1 and PKD2 genes, respectively. This study is designed to evaluate whether different dose levels of RGLS4326 can increase levels of PC1 and PC2, in ADPKD patients. The first cohort is expected to enroll up to nine patients who will receive RGLS4326 every two weeks over a six week period. We anticipate availability of results from the first cohort by the end of the first quarter of 2021. Additional non-clinical studies initiated last year in mice and non-human primates to further characterize the PK properties of RGLS4326 have also been recently completed. The RGLS4326 IND is currently on a partial clinical hold for treatment of extended duration beyond the current Phase 1b study until the second set of requirements outlined by FDA have been satisfactorily addressed. Information from the Phase 1 clinical studies, together with information from the recently completed additional nonclinical studies, will be used to address the second set of requirements to support studies of extended duration. In July 2020, the FDA granted orphan drug designation to RGLS4326.

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

Non-Alcoholic Steatohepatitis program: Across multiple animal models of non-alcoholic steatohepatitis ("NASH"), our lead candidate has demonstrated improvement in key endpoints, including NAFLD Activity Score (NAS), liver transaminases, hyperglycemia, and disease-related gene expression. In the diet-induced NASH mouse model (Amylin model) after two to four weekly doses, early onset of improvement across multiple disease parameters including liver triglycerides and blood levels of transaminases was observed.  After nine weeks of treatment, there was evidence of sustained benefit with significant improvement of liver fibrosis and hyperglycemia compared to control-treated animals. We believe that targeting dysregulated microRNA in a complex disease like NASH may offer a unique mechanism of action from other programs in development. We are seeking a partner to further advance its development.

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
Since our inception, we have spent a total of approximately $369.4 million in research and development expenses through September 30, 2020.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue under collaborations	$5,000	$18	$5,006	$6,814
Research and development expenses	4,036	2,440	11,396	10,259
General and administrative expenses	2,059	2,571	6,736	8,954
Interest and other expenses, net	(428)	(430)	(1,289)	(1,299)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our collaboration with Sanofi was $5.0 million for the three and nine months ended September 30, 2020, which was attributable to recognizing $4.0 million and $1.0 million of revenue upon the completion of transfer and verification of certain materials sold to Sanofi. Revenue under our collaboration with Sanofi was less than $0.1 million and $6.8 million for the three and nine months ended September 30, 2019, respectively, which was attributable to recognition of the Upfront Amendment Payments under the 2018 Sanofi Amendment as revenue during the three months ended March 31, 2019.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2020	% of total	Three months ended September 30, 2019	% of total	$	%
Research and development
Personnel and internal expenses	$1,736	43%	$1,321	54%	$415	31%
Third-party and outsourced expenses	1,935	48%	960	39%	975	102%
Non-cash stock-based compensation	255	6%	45	2%	210	467%
Depreciation	110	3%	114	5%	(4)	(4)%
Total research and development expenses	$4,036	100%	$2,440	100%	$1,596	65%

					Increase (decrease)
	Nine months ended September 30, 2020	% of total	Nine months ended September 30, 2019	% of total	$	%
Research and development
Personnel and internal expenses	$4,384	38%	$5,267	52%	$(883)	(17)%
Third-party and outsourced expenses	6,094	54%	4,301	42%	1,793	42%
Non-cash stock-based compensation	571	5%	240	2%	331	138%
Depreciation	347	3%	451	4%	(104)	(23)%
Total research and development expenses	$11,396	100%	$10,259	100%	$1,137	11%
Research and development expenses were $4.0 million and $11.4 million for the three and nine months ended September 30, 2020, compared to $2.4 million and $10.3 million for the three and nine months ended September 30, 2019. The aggregate increase for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily driven by a $1.0 million increase in external development expenses, attributable to the fact that the FDA lifted the partial clinical hold on the RGLS4326 Phase 1 MAD study in December 2019 and we recommenced the Phase 1 MAD study in February 2020, with the final dosing of the final cohort completing in July 2020, as well as start-up activities leading up to the first patient dosing in our RGLS4326 Phase 1b study in October 2020. The aggregate increase for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was driven by a $1.8 million increase in external development expenses, attributable to RGLS4326 Phase 1 MAD and Phase 1b study activities, partially offset by a $0.9 million reduction in personnel and internal expenses, primarily attributable to continued cost reduction efforts subsequent to our corporate restructurings.
General and administrative expenses
General and administrative expenses were $2.1 million and $6.7 million for the three and nine months ended September 30, 2020, compared to $2.6 million and $9.0 million for the three and nine months ended September 30, 2019. These amounts reflect personnel-related and ongoing general business operating costs. The decreases for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, are primarily attributable to continued cost reduction efforts subsequent our corporate restructurings.
Interest and other expenses, net
Net interest and other expenses were $0.4 million and $1.3 million for each the three and nine months ended September 30, 2020 and 2019, respectively. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2020, we have received $342.5 million from the sale of our equity and convertible debt securities, $92.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2020, we had cash and cash equivalents of $17.8 million.
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
•the extent to which our PPP Loan is forgiven; and
•payments under our Term Loan.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(15,725)	$(14,844)
Investing activities	(11)	133
Financing activities	(542)	15,422
Total	$(16,278)	$711
Operating activities
Net cash used in operating activities was $15.7 million for the nine months ended September 30, 2020, compared to $14.8 million for the nine months ended September 30, 2019. The increase in net cash used in operating activities was attributable to a net loss of $14.4 million for the nine months ended September 30, 2020, compared to a net loss of $13.7 million for the nine months ended September 30, 2019.
Investing activities
Net cash used in investing activities was less than $0.1 million for the nine months ended September 30, 2020. Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2019, attributable to the sale of property and equipment.
Financing activities
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2020, compared to net cash provided by financing activities of $15.4 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to proceeds from the issuance of our common stock, partially offset by the remittance of principal amortization payments under our Term Loan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2020, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within the contractual obligations table under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report, with the exceptions of the amendments with Sanofi concerning the receipt of potential milestones in exchange for certain mir-21 program materials (refer to note 7 for information), the Tenth Amendment to the Term Loan with our Lender (refer to note 5 for information) and the PPP Loan received in April 2020 (refer to note 5 for information).
OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2020, the outstanding principal amount of the Term Loan was $13.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on our interest expense as of that date.
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
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.2 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. On October 21, 2020, the court held a hearing regarding approval of the settlement and on October 29, 2020 the court entered its order granting final approval of the settlement. In July 2020, in connection with the proposed settlement, we remitted approximately $0.2 million into escrow, which represents the amount payable by us under the settlement, net of $0.7 million of D&O insurance carrier proceeds. We relieved the $0.9 million loss contingency that was recorded as a current liability on our balance sheet at June 30, 2020, as well as the $0.7 million of insurance proceeds that was recorded as a current receivable on our balance sheet at June 30, 2020. The $0.2 million settlement amount payable by the Company was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2019.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020 and have completed all dosing. Information from the clinical studies, together with information from additional nonclinical studies, will be used to address the requirements to support studies of extended duration. In addition to the MAD study in healthy volunteers, we have initiated a Phase 1b study in patients with ADPKD to evaluate RGLS4326 for safety, PK, and changes in levels of PC1 and PC2. We cannot be certain that we will be able to satisfy the requirements to initiate studies of extended duration in a timely manner, or at all.
In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. For example, we expect new site initiation and patient enrollment will be delayed in the RG-012 Phase 2 clinical trial, delaying receipt of the remaining $5.0 million milestone payment under the 2020 Sanofi Amendment, and COVID-19 may impact site initiation activities and subsequent study enrollment for our RGLS4326 studies.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2020, we had approximately $17.8 million of cash and cash equivalents and we had $15.5 million of outstanding debt obligations (which includes $13.7 million of outstanding principal and $1.8 million of final payment and loan amendment fees) under our $20.0 million term loan (“Term Loan”) with Oxford Finance, LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). Additionally, we had $0.7 million of debt obligations outstanding under our PPP Loan. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
As a result of our completion of the Milestone Closing under the May 2019 SPA, our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. In the event we receive the remaining $5.0 million of the first development milestone payment (the “Milestone Payment”) under the 2020 Sanofi Amendment, we will be required to use 100% of the Milestone Payment to partially prepay the Term Loan. Upon payment of the Milestone Payment to the Lender, we will be entitled to an additional interest only period and will be required to maintain $3.0 million in cash in a collateral account and the lien on our intellectual property will be maintained.
Amounts outstanding under the Term Loan mature on May 1, 2022.
Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Once LIBOR is phased out, LIBOR will be replaced with a new standard. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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

In addition, in April 2020 we received proceeds of approximately $0.7 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we have used to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.00% per annum. We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and are seeking forgiveness in accordance with the program. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24 week period beginning on the date of loan disbursement. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines during the covered period as compared to specified reference periods, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%, unless certain safe harbors are met. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $1.5 million and $14.4 million for the three and nine months ended September 30, 2020, respectively, and $5.4 million and $13.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $425.7 million.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2020, we had 24 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. On August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.
In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.*
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the United Kingdom and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the United Kingdom and the European Union and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. For example, on May 7, 2019, we completed the initial closing of the private placement under the May 2019 SPA, pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. As of September 30, 2020, 159,198 shares of Class A-1 convertible preferred stock have been converted into 1,591,980 shares of our common stock, and 256,700 shares of Class A-1 convertible preferred stock remained outstanding. The warrants will be exercisable for a period of five years following the date of issuance and will have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In December 2019 following our announcement of resumption of our Phase 1 MAD clinical trial of RGLS4326, we completed the Milestone Closing under the May 2019 SPA, pursuant to which we sold and issued (i) 3,288,390 shares of non-voting Class A-2 convertible preferred stock, in lieu of shares of common stock, at a price of $6.66 per share, and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of the non-voting Class A-2 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. As of September 30, 2020, 1,648,875 shares of Class A-2 convertible preferred stock have been converted into 16,488,750 shares of our common stock, and 1,639,515 shares of Class A-2 convertible preferred stock remained outstanding. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, pursuant to proportional adjustments in the event of stock splits or combinations or similar events. Current stockholders may be diluted by the exercise of the warrants issued in the Private Placement.
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

We are the subject of a putative securities class action lawsuit, and additional securities litigation may be brought against us in the future.*
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. On October 21, 2020, the court formally approved the settlement. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.1†	Second Amendment to Second Amended and Restated Collaboration and License Agreement, dated August 25, 2020, by and between the Registrant and Sanofi.

10.2	Tenth Amendment to Loan and Security Agreement, dated August 25, 2020, by and between the Registrant and Oxford Finance, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: November 5, 2020	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)