Form 10-K
period 2020-12-31
Regulus Therapeutics Inc.
filed 2021-03-09
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
             _________________________________________________________
FORM 10-K
             __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $22.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2020 of $0.68 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 5, 2021 was 72,504,772.

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

Risk Factor Summary

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual before making investment decisions regarding our common stock.

•The approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

•We may not be successful in our efforts to identify or discover potential product candidates.

•Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from our preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.

•If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•Any of our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

•Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.

•We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.

•Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.

•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

•We have never generated any revenue from product sales and may never be profitable.

•We will depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.

•We rely on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

•Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

•We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

•If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

•We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

•Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, which is currently subject to a state executive order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

•We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.

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

Item 1.    Business
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our most advanced product candidates are RG-012 and RGLS4326. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS4326, an anti-miR targeting miR-17, is in Phase 1 development for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"). In addition to these clinical programs, we continue to develop a pipeline of preclinical drug product candidates.
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
Since our inception through December 31, 2020, we have received $361.8 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from a Term Loan. As of December 31, 2020, we had cash and cash equivalents of $31.1 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. While Sanofi is currently enrolling patients into a Phase 2 clinical trial, with sites in the United States, Europe, Australia and China, we believe new site initiation and patient enrollment has been, and will continue to be, impacted by the COVID-19 pandemic.
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

In January 2019, we submitted a comprehensive data package for RGLS4326 to the U.S. Food and Drug Administration ("FDA") that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to re-initiate the MAD study and further proceed into studies of extended duration. The additional data requirements were outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019, FDA lifted the partial clinical hold on the MAD study. In February 2020, we recommenced the MAD study and in August 2020 completed treatment and follow-

up. RGLS4326 was well-tolerated with no serious adverse events reported. Results show that plasma exposure is dose proportional.

In October 2020, we commenced dosing in a Phase 1b adaptive design, open-label, short-term, multiple dose study in patients with ADPKD. The study will enroll up to three cohorts of patients with ADPKD to evaluate safety, PK, and changes in levels of polycystin 1 (PC1) and polycystin 2 (PC2). Patients with ADPKD, due to the mutation in the polycystic kidney gene, have been reported to have low levels of PC1 and PC2, the proteins encoded by the PKD1 and PKD2 genes, respectively. This study is designed to evaluate whether different dose levels of RGLS4326 can increase levels of PC1 and PC2, in ADPKD patients. The first cohort enrolled nine patients who will receive RGLS4326 every two weeks over a six week period. We anticipate availability of results from the first cohort in the second quarter of 2021. Additional non-clinical studies initiated last year in mice and non-human primates to further characterize the PK properties of RGLS4326 have also been recently completed. The RGLS4326 IND is currently on a partial clinical hold for treatment of extended duration beyond the current Phase 1b study until the second set of requirements outlined by FDA have been satisfactorily addressed. Information from the Phase 1 clinical studies, together with information from the recently completed additional nonclinical studies, will be used to address the second set of requirements to support studies of extended duration. In July 2020, the FDA granted orphan drug designation to RGLS4326 for the treatment of ADPKD.

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

Glioblastoma multiforme program: In January 2019, we announced RGLS5579 as a clinical candidate in our glioblastoma multiforme (“GBM”) program. RGLS5579, which targets microRNA-10b, demonstrated statistically significant improvements in survival as both a monotherapy as well as in combination with temozolamide ("TMZ") in an orthotopic GBM animal model. In combination with TMZ, the addition of a single dose of anti-mir-10b, delivered intracranially, led to a more than two-fold improvement in survival compared to TMZ alone. These, and additional survival data on RGLS5579, were presented in November 2018 at the Society for Neuro-Oncology Meeting. We plan to seek a partner to further advance development of RGLS5579.

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 250 million people worldwide. We have identified several microRNA targets that serve as host factors for the virus. Our lead compound directed to one of the host microRNAs has demonstrated sub-nanomolar potency against HBV DNA replication and more than 95% reduction in Hepatitis B surface antigen in in vitro studies. Additionally, we have demonstrated reduction of both HBV DNA and surface antigen in an in vivo efficacy model. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure. We are currently optimizing our development candidate for HBV.

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

Cell Therapies program: Cell therapies have been approved to treat a variety of hematological malignancies. Targeting solid tumors, however, has proven challenging for cell therapies due to various factors including the immune-suppressive effect of the tumor microenvironment ("TME"). We believe that ex vivo modulation of microRNA may enable cell therapy approaches to overcome the effects of the TME and address other challenges faced by cell therapies. We have demonstrated that targeting microRNA ex vivo can improve certain characteristics of engineered cells including improved in vitro expansion, effector function, cytokine production, as well as resistance to exhaustion induced by tonic signaling. We are pursuing multiple applications of microRNA technology in a variety of cell therapies.

Our microRNA product platform
We believe we are the leading company in the field of microRNA therapeutics and are uniquely positioned to leverage oligonucleotide technologies developed by us and our founding companies.
We view the following as providing a competitive advantage for our microRNA product platform:
•a mature platform selectively producing multiple development candidates advancing to the clinic;
•scientific advisors who are pioneers in the microRNA field;
•exclusive access to proven RNA therapeutic technologies through our founding companies, such as GalNac conjugation and the corresponding manufacturing rights licensed to us from Alnylam;
•a comprehensive microRNA intellectual property estate with patents and patent applications covering compositions and therapeutic uses related to microRNA and microRNA drug products, as well as access to numerous patents and patent applications relating to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics;
•development expertise and financial resources provided by our strategic collaboration with Sanofi; and
•numerous academic collaborations that help us identify new microRNA targets and support our early stage discovery efforts.
The disciplined approach we take for the discovery and development of microRNA therapeutics is as important as the assets assembled to execute our plans and is based on the following four steps:
Step 1 - Evaluation of microRNA therapeutic opportunities
The initiation of our microRNA discovery and development efforts is based on rigorous scientific and business criteria, including:
•existence of significant scientific evidence to support the role of a specific microRNA in a disease;
•availability of predictive preclinical disease models to test our microRNA development candidates;
•ability to effectively deliver anti-miRs or miR mimics to the diseased cells or tissues; and
•existence of a significant unmet medical need and commercial opportunity.
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

# Development Pipeline

Preclinical
Phase 1
Phase 2
Phase 3
Commercial
Renal
RG-012: Alport Syndrome
SANOFI
RGLS4326 : ADPKD
Infectious Disease
Undisclosed : Hepatitis B
Oncology
RGLS5579 : Glioblastoma
Metabolic Disease
anti-miR-132 : NASH
Cell Therapy
Undisclosed : CAR-T, NK

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

Strategic Collaboration

•In June 2010, we formed a strategic collaboration with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the collaboration to include potential microRNA therapeutics in oncology. The original research term for this strategic collaboration expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic collaboration and Sanofi concurrently made a $10.0 million investment in our common stock. Under those terms of our extended collaboration, Sanofi had opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma ("HCC") and kidney fibrosis, and has opt-in rights to our preclinical programs targeting miR-221/222 for oncology indications.

In November 2018, we amended our collaboration and license agreement with Sanofi. Under the terms of the amendment, we granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to sublicense, under our know-how and patents to develop and commercialize miR-21 compounds and products, including RG-012, for all indications, including Alport syndrome. Pursuant to the terms of the amended agreement, Sanofi agreed to assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including RG-012, which is currently enrolling in Phase 2 for Alport syndrome, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. We have received approximately $16.8 million in upfront payments and payment for program-related materials and interim milestone payments. We are also eligible to receive a $25.0 million development milestone payment. In addition, Sanofi agreed to reimburse us for certain out-of-pocket expenses associated with transition activities and assume our upstream license royalty obligations.

•We will continue to be responsible for our preclinical program targeting miR-221/222 for oncology indications. If Sanofi chooses to exercise its option on the miR-221/222 program, Sanofi will reimburse us for a significant portion of our preclinical and clinical development costs and will also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. In addition, we will be eligible to receive clinical and regulatory milestone payments under this program and potentially commercial milestone payments. We will also be eligible to receive royalties on miR-221/222 products commercialized by Sanofi and have the right to co-promote these products.

•Under our collaboration and license agreement with Sanofi, we are eligible to receive up to approximately $193.8 million in aggregate milestone payments upon successful commercialization of microRNA therapeutics, in addition to royalties on net sales for the miR-221/222 program. These payments include up to $63.8 million upon achievement of preclinical and clinical development milestones, up to $70.0 million upon achievement of regulatory milestones and up to $60.0 million upon achievement of commercialization milestones.

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
We believe that we have a leading intellectual property position relating to the development and commercialization of microRNA therapeutics, composed of:
•approximately 145 patents and patent applications that we own or have in-licensed from academic institutions related to microRNA and microRNA drug products; and
•numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patent and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2020 and 2019.
In February 2015, we entered into a letter agreement with Alnylam Pharmaceuticals, Inc. ("Alnylam") pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2020.
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
U.S. drug development process
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act ("FDCA") and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests, animal studies and formulation studies according to GLP or other applicable regulations;
•submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices ("GCPs") to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA for a new drug;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice standards ("cGMP") to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1.   The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.
•Phase 2.   The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3.   Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.
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

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.
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
Further, the federal Physician Payments Sunshine Act, enacted as part of the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
Health Reform

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
For example, the ACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:
•implemented an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•implemented a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•created a licensure framework for follow-on biologic products;
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has also considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act ("Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court rule, other such litigation, and healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in

2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
Employees
As of December 31, 2020, we had 24 employees, all of which were full-time employees. Of these employees, 16 employees are engaged in research and development activities and 8 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages.
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
In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. For example, we expect new site initiation and patient enrollment has been delayed in the RG-012 Phase 2 clinical trial being conducted by Sanofi. In addition, COVID-19 may impact site initiation activities and subsequent study enrollment for our RGLS4326 clinical trials.
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
This Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2020, we had approximately $31.1 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our $20.0 million term loan (“Term Loan”) with Oxford Finance, LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). Additionally, we had $0.7 million of debt obligations outstanding from amounts received under the Paycheck Protection Program of the CARES Act ("PPP Loan"). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
In June 2016, we entered into a loan and security agreement with Oxford (the "Loan Agreement"). Under the terms of the Loan Agreement, Oxford provided us with a term loan of $20.0 million ("Term Loan"). Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to a November 2018 amendment (the “2018 Sanofi Amendment”) to our collaboration and license agreement with Sanofi dated February 4, 2014 (the “Sanofi License Agreement”) that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program, provided that Oxford will continue to have liens on all proceeds received by us pursuant to the Sanofi License Agreement. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in December 2021. We are required to maintain $3.0 million in cash in a collateral account.
Amounts outstanding under the Term Loan mature on May 1, 2022.
Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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

In addition, in April 2020 we received proceeds of approximately $0.7 million from a PPP Loan, all or a portion of which may be forgiven, which we have used to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.00% per annum. We have used all proceeds from the PPP Loan to retain employees and maintain payroll and are seeking forgiveness in accordance with the program. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24 week period beginning on the date of loan disbursement. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declined during the covered period as compared to specified reference periods, or if salaries and wages for employees with salaries of $100,000 or less annually were reduced by more than 25%, unless certain safe harbors were met. We believe the entire $0.7 million in proceeds from the PPP Loan was used for allowable payroll-related costs. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the U.S Small Business Administration ("SBA").
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $15.7 million and $18.6 million for years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $427.0 million.
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
As of December 31, 2020, we had 24 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
Certain current and future relationships with customers and third party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payment and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has also considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency ("MHRA"), in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, which is currently subject to a state executive order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of December 31 2020, warrants to exercise an aggregate of 66.0 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of December 31, 2020, an aggregate of 19.3 million shares were issuable upon conversion of shares of our Class A-1, Class A-2 and Class A-3 preferred stock at the option of the holder, subject to beneficial ownership limitations.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, the number of shares available for future grant under the 2019 Plan will automatically increase on January 1st each year commencing on January 1, 2021 through January 1, 2029, by 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("ESPP"). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 41,666 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the ESPP each year.

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

We may be the subject of putative securities class action litigation in the future.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On January 31, 2017, a putative class action complaint was filed in the United States District Court for the Southern District of California against us, Paul C. Grint (our former Chief Executive Officer) and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. A second action has subsequently been filed making the same allegations but extending the period of alleged violations to January 27, 2017 and also naming our former Chief Research & Development Officer, Timothy M. Wright, as a defendant. These actions were consolidated and on December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our

former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.3 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. On October 21, 2020, the court formally approved the settlement. On December 29, 2020, the court entered the final judgment and dismissed the action with prejudice. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

As of December 31, 2020, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $342.4 million and $289.2 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. The Company has not performed a Section 382 ownership-change analysis through December 31, 2020, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 58 LLC ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease is expected to be on or before April 15, 2021. We expect to use the Campus Point Premises as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending May 1, 2026 (assuming an April 15, 2021 commencement date).

Our lease of approximately 8,728 square feet of space at located 10628 Science Center Drive, Suite 225, San Diego, California 92121 will be assigned to a third party upon commencement of the Campus Point Lease.

We believe that our existing facilities are adequate and that the Campus Point Premises will be adequate for our current and future needs.

Item 3.        Legal Proceedings

On January 31, 2017, a putative class action complaint was filed by Baran Polat in the United States District Court for the Southern District of California, or District Court, against us, Paul C. Grint (our former Chief Executive Officer), and Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer). The complaint includes claims asserted, on behalf of certain purchasers of our securities, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In general, the complaint alleges that, between January 21, 2016, and June 27, 2016, the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. The plaintiff seeks unspecified monetary damages and other relief. On February 10, 2017, a second putative class action complaint was filed by Li Jin in the District Court against the Company, Mr. Hagan, Dr. Grint, and Timothy Wright, the Company’s former Chief Research and Development Officer. The Complaint alleges claims similar to those asserted by Mr. Polat. The actions have been related. On February 17, 2017, the District Court entered an order stating that defendants need not answer, or otherwise respond, until the District Court enters an order appointing, pursuant to the Private Securities Litigation Reform Act of 1995, lead plaintiff and lead counsel, and the parties then submit a schedule to the District Court for the filing of an amended or consolidated complaint and the timing of defendants’ answer or response. On April 3, 2017, two motions for consolidation of the two actions, appointment of lead plaintiff and approval of counsel were filed in the actions. On October 26, 2017, the District Court entered an order consolidating the cases, appointing lead plaintiffs, and appointing lead counsel for lead plaintiffs. On December 22, 2017, lead plaintiffs filed a consolidated complaint against the Company, Dr. Grint, Mr. Hagan, and Michael Huang (our former Vice President of Clinical Development). The consolidated complaint alleges that between February 17, 2016 and June 12, 2017, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding RG-101. The consolidated complaint seeks unspecified monetary damages and an award of attorneys’ fees and costs. On February 6, 2018, defendants filed a motion to dismiss the consolidated complaint. On March 23, 2018, plaintiff filed their opposition to the motion and on April 24, 2018, defendants filed their response. On September 5, 2019, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed their amended complaint on October 1, 2019. Subsequent to the filing of the amended complaint, counsel for the parties engaged in negotiations to resolve the case. On November 4, 2019, the parties agreed in principle to settle the case for $0.9 million, with approximately $0.2 million to be paid by us and the balance to be paid by our D&O insurance carrier. On December 11, 2019, the parties entered into a stipulation and agreement of settlement, which was amended on February 6, 2020. On February 7, 2020, plaintiffs filed a motion for preliminary approval of the settlement. On May 27, 2020, the court entered an order preliminarily approving the settlement. On October 21, 2020, the court held a hearing regarding approval of the settlement and on October 29, 2020 the court entered its order granting final approval of the settlement. On December 29, 2020, the court entered the final judgment and dismissed the action with prejudice. The consolidated actions were dismissed on December 29, 2020. In July 2020, in connection with the proposed settlement, we remitted approximately $0.2 million into escrow, which represents the amount payable by us under the settlement, net of $0.7 million of D&O insurance carrier proceeds. We relieved the $0.9 million loss contingency that was recorded as a current liability on our balance sheet at December 31, 2019, as well as the $0.7 million of insurance proceeds that was recorded as a current receivable on our balance sheet at December 31, 2019. The $0.2 million settlement amount payable by the Company was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2019.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.        Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock was listed on The Nasdaq Global Market under the symbol "RGLS" from October 4, 2012 through January 10, 2019. Since January 11, 2019, our common stock has been listed on The Nasdaq Capital Market.
Holders of Record
As of March 5, 2021, there were 9 holders of record of our common stock.
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
Item 6. Selected Financial Data
Not required.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors,” under Part I, Item 1A of this Annual Report.
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
Since our inception through December 31, 2020, we have relied primarily on the sale of our equity and convertible debt securities to fund company operations. We have received $361.8 million from the sale of our equity and convertible debt securities, $101.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2020, we had cash and cash equivalents of approximately $31.1 million.
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
Since our inception, we have incurred a total of approximately $373.4 million in research and development expenses through December 31, 2020.
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

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Revenue under collaborations	$10,006	$6,832
Research and development expenses	15,347	12,349
General and administrative expenses	8,814	11,317
Interest and other expenses, net	(1,575)	(1,757)
Revenue under collaborations

Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments, program material sales payments and payments for other research services. Revenue under collaborations was $10.0 million for the year ended December 31, 2020, compared to $6.8 million for the year ended December 31, 2019. The increase was attributable to the recognition of the Enrollment Milestone under the 2020 Sanofi Amendment and the recognition of program-related materials under the 2020 Sanofi Amendment as revenue during the year ended December 31, 2020.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2020	% of total	2019	% of total	$	%
Research and development
Personnel and internal expenses	$5,864	38%	$6,669	54%	$(805)	(12)%
Third-party and outsourced expenses	8,342	54%	4,799	39%	3,543	74%
Non-cash stock-based compensation	693	5%	309	2%	384	124%
Depreciation	448	3%	572	5%	(124)	(22)%
Total research and development expenses	$15,347	100%	$12,349	100%	$2,998	24%

Research and development expenses increased by $3.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The aggregate increase was driven by a $3.5 million increase in external development costs, primarily attributable to the fact that FDA lifted the partial clinical hold on the RGLS4326 Phase 1 MAD study in December 2019 and we recommenced that study in February 2020, with the final dosing completed in July 2020. Further contributing to the increase in external development costs were costs associated with activities leading up to, and including, patient dosing in our RGLS4326 Phase 1b study, with the first patient having been dosed in October 2020.
General and administrative expenses
General and administrative expenses were $8.8 million for the year ended December 31, 2020, compared to $11.3 million for the year ended December 31, 2019. These amounts reflect personnel-related and ongoing general business operating costs. The decrease during the year ended December 31, 2020, as compared to the year ended December 31, 2019, are primarily attributable to continued cost reduction efforts subsequent our corporate restructurings.
Interest and other expenses, net
Net interest and other expenses were $1.6 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•whether and when we achieve any of the remaining milestones under our collaboration and license agreement with Sanofi;
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
•the cost and timing of hiring new employees;
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
•the extent to which our PPP Loan is forgiven; and
•payments under our Term Loan.
The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,536)	$(19,821)
Investing activities	(11)	74
Financing activities	9,513	39,933
Total	$(3,034)	$20,186
Operating activities
Net cash used in operating activities decreased to $12.5 million for the year ended December 31, 2020, compared to $19.8 million for the year ended December 31, 2019. Net cash used in operating activities were primarily attributable to net losses of $15.7 million and $18.6 million for the years ended December 31, 2020 and 2019, respectively. Adjustments for non-cash charges, including stock-based compensation, decreased to $3.2 million for the year ended December 31, 2020, compared to $5.4 million for the year ended December 31, 2019. Changes in working capital resulted in net cash used in operating activities of less than $0.1 million for the year ended December 31, 2020, compared to net cash used in operating activities of $6.6 million for the year ended December 31, 2019.
Investing activities
Net cash used in investing activities for the year ended December 31, 2020 was attributable to the acquisition of intangible assets. Net cash provided by investing activities for the year ended December 31, 2019 was primarily related to the sale of property and equipment.
Financing activities
Net cash provided by financing activities was $9.5 million for the year ended December 31, 2020, compared to net cash provided by financing activities of $39.9 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was attributable to total net proceeds received from our private placement of common stock, warrants to purchase common stock and non-voting convertible preferred stock in December 2020 of $18.2 million, partially offset by the remittance of $10.0 million of principal amortization payments under our Term Loan. Net cash provided by financing activities for the year ended December 31, 2019 was attributable to total net proceeds received from our private placement of common stock, warrants to purchase common stock and non-voting convertible preferred stock in May 2019 and December 2019 of $40.1 million.

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of December 31, 2020, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out by the end of 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with SOFR. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial and Preclinical Study Accruals

Description of the Matter
During 2020, the Company incurred $15.3 million for research and development expense and as of December 31, 2020, the Company accrued $1.1 million for clinical trial and preclinical study expenses. As described in Note 1 to the financial statements, the Company records accruals for estimated costs of clinical trial and preclinical studies that include services provided by clinical trial investigational sites and contract research organizations and other clinical trial-related activities. Clinical trial and preclinical study activities performed by third parties are accrued and expensed based upon estimates of the time period over which these services will be performed and the level of effort to be expended in each period.

Auditing management’s accounting for clinical trial and preclinical study accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent on information from third-party service providers and internal clinical personnel, which includes both subjective and qualitative aspects.

How We Addressed the Matter in Our Audit
To test the Company’s accrued expenses for clinical trial and pre-clinical study activities, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies. We inspected summaries of project status meetings with accounting personnel and clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of clinical trial and preclinical study accruals, we compared the costs for a sample of transactions against the related invoices and contracts and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and preclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California
March 9, 2021

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$31,087	$34,121
Contract and other receivables	503	1,141
Prepaid materials, net	3,314	3,924
Prepaid expenses and other current assets	1,826	1,221
Total current assets	36,730	40,407
Property and equipment, net	472	921
Intangibles, net	125	266
Other assets	277	487
Total assets	$37,604	$42,081
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$535	$1,321
Accrued liabilities	581	770
Accrued research and development expenses	1,097	147
Accrued compensation	1,743	1,676
Current portion of term loan, less debt issuance costs	4,652	14,631
Current portion of contract liabilities	—	6
Other current liabilities	2,970	3,047
Total current liabilities	11,578	21,598
Other long-term liabilities	—	468
Total liabilities	11,578	22,066
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 256,700 and 415,898 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	—	1
Class A-2 convertible preferred stock, $0.001 par value; 1,416,453 and 3,288,390 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	1	3
Class A-3 convertible preferred stock, $0.001 par value; 258,707 and 0 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	1	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 67,432,712 and 21,018,663 shares issued and outstanding at December 31, 2020 and 2019, respectively	67	21
Additional paid-in capital	453,002	431,305
Accumulated deficit	(427,045)	(411,315)
Total stockholders’ equity	26,026	20,015
Total liabilities and stockholders’ equity	$37,604	$42,081
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2020	2019
Revenues:
Revenue under collaborations	$10,006	$6,832
Total revenues	10,006	6,832
Operating expenses:
Research and development	15,347	12,349
General and administrative	8,814	11,317
Total operating expenses	24,161	23,666
Loss from operations	(14,155)	(16,834)
Other income (expense):
Interest and other income	233	374
Interest and other expense	(1,808)	(2,131)
Loss before income taxes	(15,730)	(18,591)
Income tax expense	—	(1)
Net loss and comprehensive net loss	$(15,730)	$(18,592)
Net loss per share, basic and diluted	$(0.45)	$(1.08)
Weighted average shares used to compute basic and diluted net loss per share	34,977,378	17,260,176
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	8,818,019	$9	$386,860	$(392,723)	$(5,854)
Issuance of common stock upon exercise of options	—	—	2,750	—	3	—	3
Issuance of common stock upon vesting of restricted stock units	—	—	559,445	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	3,704,288	4	9,730,534	10	40,070	—	40,084
Stock-based compensation expense	—	—	—	—	2,288	—	2,288
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,035	—	3	—	3
Issuance of common stock through ATM	—	—	1,903,880	2	2,081	—	2,083
Net loss	—	—	—	—	—	(18,592)	(18,592)
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon exercise of options	—	—	6,842	—	5	—	5
Issuance of common stock upon exercise of warrants	—	—	1,038,970	1	691	—	692
Issuance of common stock upon vesting of restricted stock units	—	—	75,384	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	272,970	—	24,341,607	25	18,141	—	18,166
Stock-based compensation expense	—	—	—	—	2,614	—	2,614
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,998	—	2	—	2
Issuance of common stock through ATM	—	—	492,268	—	262	—	262
Conversions of convertible preferred stock	(2,045,398)	(2)	20,453,980	20	(18)	—	—
Net loss	—	—	—	—	—	(15,730)	(15,730)
Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2020	2019
Operating activities
Net loss	$(15,730)	$(18,592)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	467	931
Stock-based compensation	2,614	2,288
Gain on reduction of lease liability	—	1,839
Other	154	293
Change in operating assets and liabilities:
Contracts and other receivables	638	(1,115)
Prepaid materials	610	270
Prepaid expenses and other assets	(395)	(242)
Accounts payable	(786)	(393)
Accrued liabilities	(188)	(281)
Accrued research and development expenses	949	(427)
Accrued compensation	66	75
Contract liabilities	(6)	(2,572)
Other liabilities	(929)	(1,895)
Net cash used in operating activities	(12,536)	(19,821)
Investing activities
Purchases of property and equipment	—	(221)
Sales of property and equipment	—	318
Acquisition of intangibles	(11)	(23)
Net cash (used in) provided by investing activities	(11)	74
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	18,166	40,084
Proceeds from issuance of common stock, net	957	2,086
Proceeds from borrowing under Paycheck Protection Program	662	—
Proceeds from exercise of common stock options	5	3
Payments on financing leases	(277)	(263)
Principal payments on term loan	(10,000)	(1,977)
Net cash provided by financing activities	9,513	39,933
Net (decrease) increase in cash and cash equivalents	(3,034)	20,186
Cash and cash equivalents at beginning of period	34,121	13,935
Cash and cash equivalents at end of period	$31,087	$34,121
Supplemental disclosure of cash flow information
Interest paid	$(1,356)	$(1,655)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Unsettled sales of common stock through ATM	$392	$—
Non-cash acquisition of property and equipment	$—	$3

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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $483.4 million. As of December 31, 2020, we had approximately $31.1 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 9) have been classified as a current liability as of December 31, 2020 and 2019, due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. During the period after December 31, 2020, we received a waiver from the Lender (as defined below) with respect to noncompliance with a covenant under the Loan Agreement (as defined below) and are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-K.

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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents with two highly accredited financial institutions. We have historically invested our excess cash primarily in certificates of deposit and debt instruments of financial institutions and corporations, United States Treasury securities and United States government-sponsored enterprise securities. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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
We obtain licenses from third parties and capitalize the costs related to exclusive licenses that have alternative future use within multiple potential programs. We amortize capitalized licenses over their estimated useful life or term of the agreement. We did not have any licenses capitalized on our balance sheet at December 31, 2020 and 2019.
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2020 or 2019.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. There were no transactions resulting in other comprehensive income or loss during the periods presented; as such, net loss equals other comprehensive loss for all periods presented.

Leases
At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components. Operating lease ROU assets are recorded within our balance sheets as other assets and operating lease liabilities are recorded within our balance sheets as other current liabilities and other long-term liabilities. Finance lease ROU assets are recorded in property and equipment, net and current and non-current finance lease liabilities are recorded in other current liabilities and other long-term liabilities, respectively, in our balance sheets.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. We are assessing the impact this standard will have on our financial statements and disclosures

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates and modifies the disclosure requirements on fair value measurements in Topic 820, primarily in relation to Level 3 fair value measurements. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. The adoption of this guidance on January 1, 2020 did not have a material impact on our financial statements.

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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or if-converted method. Dilutive common stock equivalents are comprised of stock options, restricted stock units and convertible preferred stock outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive were (in common stock equivalent shares) 23,741,466 for the year ended December 31, 2020, consisting of convertible preferred stock, stock options and restricted stock units, and 6,569,337 for the year ended December 31, 2019, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. treasury. We generally hold our investments until to maturity and do not sell our investments before we have recovered our amortized cost basis. As of December 31, 2020 and 2019, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$26,901	$26,901	$—	$—
	$26,901	$26,901	$—	$—

	Fair value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,909	$8,909	$—	$—
	$8,909	$8,909	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Collaborations
Revenue recognized from our strategic collaborations was $10.0 million for the year ended December 31, 2020 and $6.8 million for the year ended December 31, 2019.

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

In connection with the 2014 Sanofi Amendment, we entered into a Common Stock Purchase Agreement (the “ Sanofi Purchase Agreement”), pursuant to which we sold 108,648 shares of our common stock to Aventisub LLC (“Aventis”), an entity affiliated with Sanofi, in a private placement at a price per share of $92.04 for an aggregate purchase price of $10.0 million. Under the terms of the Sanofi Purchase Agreement, Aventis was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of any common stock for the 12-month period following its effective date. The Sanofi Purchase Agreement and the 2014 Sanofi Amendment were negotiated concurrently and were therefore evaluated as a single agreement. Based upon restricted stock studies of similar duration and a Black-Scholes valuation to measure the discount for lack of marketability, approximately $0.4 million of the proceeds from the Sanofi Purchase Agreement was attributed to the 2014 Sanofi Amendment, and represents consideration for the value of the program targeting miR-221/222 for HCC. We recognized the $0.4 million allocated consideration into revenue ratably over the estimated period of performance of the miR-221/222 program.
We are eligible to receive milestone payments related to the development and commercialization of miR-221/222 for HCC of up to $38.8 million for proof-of-concept option exercise fees (net of $1.25 million creditable, as noted above), $25.0 million for clinical milestones and up to $130.0 million for regulatory and commercial milestones. In addition, we are entitled to receive royalties based on a percentage of net sales of any products from the miR-221/222 program which, in the case of sales in the United States, will be in the middle of the 10% to 20% range, and, in the case of sales outside of the United States, will range from the low end to the middle of the 10% to 20% range, depending upon the volume of sales. If we exercise our option to co-promote a miR-221/222 product, we will continue to be eligible to receive royalties on net sales of each product in the United States at the same rate, unless we elect to share a portion of Sanofi’s profits from sales of such product in the United States in lieu of royalties.
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we were eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We were also eligible to receive up to $40.0 million in development milestone payments, including a $10.0 million payment for an interim enrollment milestone (the "Enrollment Milestone"). In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. In 2019, we completed the performance obligations under the 2018 Sanofi Amendment and recognized revenue for the $6.8 million in Upfront Amendment Payments. As of December 31, 2019, the $40.0 million in development milestone payments (variable consideration) was fully constrained and therefore, did not meet the criteria for revenue recognition.
In August 2020, we entered into an amendment to the 2018 Sanofi Amendment (the "2020 Sanofi Amendment"). Under the terms of the 2020 Sanofi Amendment, we agreed to transfer to Sanofi additional RG-012 development program materials (the “Materials”) in exchange for a payment from Sanofi of $1.0 million (the “Transfer Payment”). In addition, in lieu of the $10.0 million Enrollment Milestone under the 2018 Sanofi Amendment, Sanofi agreed to pay us a $4.0 million milestone upon the completion of the transfer and verification of the Materials, and $5.0 million upon achievement of the Enrollment Milestone. Additionally, we are eligible to receive $25.0 million upon achievement of an additional development milestone related to Sanofi's development of the miR-21 compounds. In September 2020, we received $1.0 million in exchange for the transfer of the Materials to Sanofi, and received an additional $4.0 million in October 2020 as a result of Sanofi's completion and verification of the Materials in September 2020. As the performance obligations associated with both of these payments had been satisfied under Topic 606 as of September 30, 2020, both amounts were recognized as revenue in the third quarter of 2020. In November 2020, we received $5.0 million upon achievement of the Enrollment Milestone. As the performance obligations associated with this payment had been satisfied under Topic 606 as of December 31, 2020, this amount was recognized as revenue in the fourth quarter of 2020.
As of December 31, 2020, the $25.0 million development milestone payment (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.

6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$4,967	$4,967
Computer equipment and software	281	281
Furniture and fixtures	—	—
Leasehold improvements	83	83
	5,331	5,331
Less accumulated depreciation and amortization	(4,859)	(4,410)
Property and equipment, net	$472	$921
Depreciation and amortization of property and equipment of $0.5 million and $0.9 million was recorded for the years ended December 31, 2020 and 2019, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2020	2019
Patents	$219	$465
Accumulated amortization - Patents	(94)	(199)
Intangibles, net	$125	$266

Intangible asset amortization of less than $0.1 million was recorded for the years ended December 31, 2020 and 2019. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2020 is expected to be recognized is approximately 13.9 years.
8. Commitments and Contingencies
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.

9. Debt
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, ("Oxford" or sometimes referred to as the “Lender”), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs on June 22, 2016 (the "Term Loan").
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

Commencing on the Second Amortization Date, and continuing on each successive payment date thereafter, we were to be required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender; provided, however, that we were required to make the monthly principal payment due April 1, 2019 on May 1, 2019 (in addition to all other payments due on May 1, 2019) if the Seventh Amendment Capital Event did not occur. The Seventh Amendment also provided that we can irrevocably elect to increase the prepayment percentage for the funds that we are required to prepay under the Term Loan in the event we receive $10.0 million from the first development milestone under the Enrollment Milestone from 25% to 75% (the “Applicable Sanofi Percentage”). Under the Seventh Amendment, we are required to maintain cash in a collateral account controlled by the Lender of (i) $10.0 million if the Applicable Sanofi Percentage is 25% and if we had not prepaid an aggregate of $5 million under the Term Loan (which amount shall not include any Sanofi License Agreement prepayments) on or before April 30, 2019 (such prepayment, the “Principal Paydown Event”), (ii) $5.0 million if the Applicable Sanofi Percentage is 75% and the Principal Paydown Event had not occurred and (iii) zero if the Principal Paydown Event had occurred.

On May 3, 2019, concurrently with our Securities Purchase Agreement dated May 2019 (the "May 2019 SPA") (as described in further detail in Note 10), we entered into an eighth amendment to the Loan Agreement with the Lender (the "Eighth Amendment"). Pursuant to the terms of the Eighth Amendment and as a result of the completion of the initial closing under the May 2019 SPA, our required monthly payments to the Lender were comprised of interest only from May 2019 through and including the payment to be made in April 2020, in exchange for an interest-only period extension fee of $0.1 million. Additionally, under the Eighth Amendment, the Term Loan maturity date was extended from June 2020 to May 2022, in exchange for a maturity date extension fee of $0.7 million. Pursuant to the Eighth Amendment, as a result of our receipt of over $20.0 million in capital in December 2019 under the second and final closing under the May 2019 SPA, our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in April 2021. Commencing in May 2021, and continuing on each successive payment date thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender. The Eighth Amendment also provides for an increase in the prepayment percentage for the funds that we are required to prepay under the Term Loan, in the event that we receive the $10.0 million Enrollment Milestone, from 75% to 100% of the Milestone Payment. Upon payment of the Milestone Payment to the Lender, we will no longer be required to maintain cash in a collateral account controlled by Lender and the positive lien on our intellectual property will be released.

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

On August 25, 2020 we entered into a tenth amendment to the Term Loan with the Lender (the "Tenth Amendment"). Pursuant to the terms of the Tenth Amendment, we are eligible for up to an additional seven months of interest only payments in the event we paid down $10 million in loan principal before April 30, 2021 (the "Principal Paydown Event"). In the event the Principal Paydown Event did not occur by April 30, 2021, we would make principal and accrued interest payments, in arrears, commencing May 1, 2021, in accordance with the terms of the Eighth Amendment. If the Principal Paydown Event occured after April 30, 2021 but on or before July 31, 2021, we would recommence an extended interest only payment period through December 31, 2021. In the event we received the additional interest only period, principal and accrued interest payments would recommence on January 1, 2022.

We received $1.0 million, $4.0 million and $5.0 million in proceeds from Sanofi (see Note 7) on September 30, 2020, October 8, 2020 and November 30, 2020, respectively. Under the terms of the Tenth Amendment, we prepaid $1.0 million, $4.0 million and $5.0 million of outstanding principal to the Lender on September 30, 2020, October 8, 2020 and November 30, 2020, respectively, for a total of $10.0 million. We also paid the applicable 5.5% final payment fees related to the three prepayments to the Lender. As the Principal Paydown Event occurred by April 30, 2021, we received an additional seven months of interest only payment extension and are not obligated to make principal payments on the Term Loan until January 1, 2022.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which Oxford currently has a positive lien, and certain assets under finance lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. During the period after December 31, 2020, we received a waiver from the Lender with respect to noncompliance with a covenant under the Loan Agreement and are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-K.

As of December 31, 2020, $4.7 million was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (presented in other current liabilities on our balance sheet at December 31, 2020). We had less than $0.1 million of debt issuance costs outstanding as of December 31, 2020, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of December 31, 2020, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2021	—
2022	4,681
$4,681
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
We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and are seeking forgiveness in accordance with the program. The $0.7 million proceeds from the PPP Loan is presented in other current liabilities on our balance sheet at December 31, 2020.
10. Stockholders’ Equity

Common Stock
As of December 31, 2020, there were 67,432,712 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan
On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. As of December 31, 2020, 868,432 shares of common stock were available for new equity award grants under the 2019 Plan and 6,847,361 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of December 31, 2020. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing of the May 2019 SPA. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors.
Private Placements of Common Stock, Non-Voting Preferred Stock and Warrants

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
On December 1, 2020, we entered into a Securities Purchase Agreement (the "December 2020 SPA") with certain institutional and other accredited investors, including certain directors, executive officers and employees of the Company (the “2020 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of newly designated non-voting convertible preferred stock and warrants to purchase common stock (the “2020 PIPE”).

At the closing under the December 2020 SPA that occurred on December 4, 2020 (the “2020 Closing”), we sold and issued to the 2020 Purchasers (i) 24,341,607 shares of common stock and accompanying warrants to purchase up to an aggregate of 18,256,204 shares of common stock at a combined purchase price of $0.7464 per share, and (ii) 272,970 shares of non-voting Class A-3 convertible preferred stock, in lieu of shares of common stock, at a price of $6.22 per share, and accompanying warrants to purchase an aggregate of 2,047,276 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Total gross proceeds from the 2020 Closing were approximately $19.4 million, which does not include any proceeds that may be received upon exercise of the warrants. Each share of non-voting Class A-3 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.622 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis. An aggregate of 833,208 shares of common stock and warrants to purchase up to 624,906 shares of common stock were purchased for $0.6 million by certain directors and executive officers of the Company at the 2020 Closing.
We evaluated the non-voting Class A-3 convertible preferred stock and common stock warrants sold in the 2020 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.
The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the 2019 SPA and 2020 SPA for the years ended December 31, 2020 and 2019 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2018	—	—	—	—	—
Initial Closing	416	—	—	13,890	9,731
Milestone Closing	—	3,288	—	32,884	—
Conversions/Exercises	—	—	—	—	—
Balance at December 31, 2019	416	3,288	—	46,774	9,731
2020 Closing	—	—	273	20,303	24,342
Conversions/Exercises	(159)	(1,872)	(14)	(1,039)	21,493
Balance at December 31, 2020	257	1,416	259	66,038	55,566

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 492,268 shares were sold and settled for proceeds of $0.3 million (net of less than $0.1 million in commissions) under the ATM Offering during the year ended December 31, 2020. We sold a total of 309,485 shares for proceeds of $0.4 million (net of less than $0.1 million in commissions) under the ATM Offering during the year ended December 31, 2020 that had not been settled as of December 31, 2020. Those shares were settled as of January 5, 2021. A total of 1,903,880 shares were sold for proceeds of $2.1 million (net of approximately $0.1 million in commissions) under the ATM Offering during the year ended December 31, 2019. At December 31, 2020, approximately $7.1 million remained eligible to be drawn down under the ATM Offering. A total of 3,096,003 shares were sold under the ATM Offering subsequent to December 31, 2020 for proceeds of $4.4 million (net of approximately $0.1 million in commissions). The ATM Offering is no longer available for use.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2020 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	14,165
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
2019 PIPE Initial Closing warrants	13,890
2019 PIPE Milestone Closing warrants	31,845
2020 PIPE warrants	20,303
Common stock options outstanding	6,813
RSUs outstanding	34
Common stock available for future grant under the 2019 Equity Incentive Plan	868
Employee Stock Purchase Plan	188
Total common shares reserved for future issuance	93,260
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2020 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2019	3,098	$1.17
Granted	3,889	$1.19
Exercised	(7)	$0.70
Canceled/forfeited/expired	(167)	$4.63
Options outstanding at December 31, 2020	6,813	$1.10	8.57	$2,662
Exercisable at December 31, 2020	1,953	$1.33	7.51	$971
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2020 and 2019 was $0.91 and $0.52, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million for the years ended December 31, 2020 and 2019. Cash received from the exercise of stock options was less than $0.1 million for the years ended December 31, 2020 and 2019.
The total compensation cost related to stock options not yet recognized was $1.8 million as of December 31, 2020. The weighted-average period over which this expense is expected to be recognized is approximately 2.1 years.

The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2020 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2019	129	$1.50
Granted	—	$—
Vested	(76)	$1.50
Canceled/forfeited/expired	(19)	$1.50
RSUs outstanding at December 31, 2020	34	$1.50	0.25	$46
The total compensation cost related to non-vested RSUs not yet recognized was $0.1 million as of December 31, 2020. The weighted-average period over which this expense is expected to be recognized is approximately 0.3 years
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2020	2019
Stock options
Risk-free interest rate	1.1%	1.7%
Volatility	95.4%	94.6%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	1.4%	2.6%
Volatility	95.4%	93.8%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.6%	2.3%
Volatility	98.0%	110.5%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2020	2019
Research and development	$693	$309
General and administrative	1,921	1,979
Total	$2,614	$2,288
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2020, 96,946 shares of our common stock had been issued under the 2012 Purchase Plan, with 4,998 shares of common stock issued for the year ended December 31, 2020. Under the 2012 Purchase Plan, 187,689 shares of our common stock were reserved for future issuance and have been authorized for purchase as of December 31, 2020.
11. Defined Contribution Plan

In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million for the years ended December 31, 2020 and 2019.
12. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$(13)	$(13)
State	1	1
	(12)	(12)
Deferred:
Federal	12	13
State	—	—
	12	13
Income tax expense	$—	$1

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2020	2019
Expected income tax benefit at federal statutory tax rate	$(3,309)	$(3,904)
State income taxes, net of federal benefit	(927)	(1,390)
Tax credits	(1,216)	(374)
Change in valuation allowance	2,606	603
Return to provision adjustments	(14)	(358)
Stock compensation	1,644	3,934
Reserve for uncertain tax positions	1,179	1,444
Other	37	46
Income tax expense	$—	$1

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$82,747	$79,675
Research and development and other tax credits	34,337	33,429
Deferred revenue	—	1
Intangibles and property and equipment basis difference	715	782
Stock compensation expense	283	1,389
Lease liability	88	164
Other	281	461
Total deferred tax assets	118,451	115,901
Total deferred tax liabilities	(282)	(325)
Net deferred tax asset	118,169	115,576
Valuation allowance	(118,169)	(115,564)
Net deferred tax asset	$—	$12
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized, with the exception of the refundable AMT tax credit. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $118.2 million.
As of December 31, 2020, we had NOL carryforwards for U.S. federal and California state tax purposes of $342.4 million and $289.2 million, respectively, portions of which begin to expire in 2030 and 2031, respectively. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017, of $79.0 million will carry forward indefinitely. On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing US businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or can be carried forward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter.
As of December 31, 2020, we also had federal and California research and development tax credit carryforwards of $32.1 million and $9.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2020 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance of unrecognized tax benefits	$16,573	$14,700
Decrease for prior year tax positions	(1)	(7)
Increase for current year tax positions	1,367	1,880
Total	$17,939	$16,573
Included in unrecognized tax benefits of $17.9 million at December 31, 2020 was $14.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.

We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2010 and forward are subject to examination by the U.S. tax authorities and our tax years for 2011 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2020 and 2019, we have not recognized any interest or penalties related to income taxes.
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
On February 19, 2019, we entered into an agreement, the (“Space Swap Agreement"), with Nitto Biopharma, Inc. ("Nitto"), pursuant to which we agreed, contingent upon the execution of a new lease agreement (the "February Lease") for Nitto's space with Landlord and the termination of the Prior Lease, to, among other things, (i) swap buildings with Nitto, and (ii) sell, convey and transfer all right, title and interest in certain furniture, fixtures and equipment to Nitto, as set forth in the Space Swap Agreement. Under the Space Swap Agreement, we paid Nitto (a) a relocation assistance payment in the amount of $0.1 million; (b) $0.2 million representing the difference between the security deposits under the Prior Lease and Nitto’s prior lease, and (c) $1.3 million as reimbursement for the six monthly installments of base monthly rent due pursuant to the new lease between Nitto and Landlord, subject to certain adjustments, which reimbursements were to be paid as rent comes due for Nitto under its new lease.
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

On June 19, 2019, we entered into a lease agreement (the “New Lease”) with Landlord for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “New Premises”). The commencement date of the New Lease was July 1, 2019 (the “New Commencement Date”). We are using the New Premises as our new principal executive offices and as a laboratory for research and development and other related uses. The term of the New Lease (the “New Initial Term”) is two years, six months, ending December 31, 2021. The base rent payments due for the New Premises were $0.1 million in 2019 and $0.4 million in 2020 and is $0.4 million in 2021, net of certain rent abatement terms. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.

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
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Assets
Operating	$253	$464
Financing	288	466
Total ROU assets	$541	$930

Liabilities
Current:
Operating	$417	$361
Financing	56	277
Long-term:
Operating	—	417
Financing	—	56
Total lease liabilities	$473	$1,111

The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$278	$715
Finance lease cost:
Amortization of right-of-use assets	178	182
Interest expense on lease liabilities	10	5
Total finance lease cost	$188	$187

Cash payment information:
Operating cash used for operating leases	$429	$756
Operating cash used for finance leases	10	24
Financing cash used for finance leases	277	263
Total cash paid for amounts included in the measurement of lease liabilities	$716	$1,043

The table below summarizes other non-cash information under our operating and financing lease obligations as of December 31, 2020 and 2019 (in thousands, except years and rates):

	Year Ended December 31,
	2020	2019
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$778

Weighted-average remaining lease term (years) - operating leases	1.0	2.0
Weighted-average remaining lease term (years) - finance leases	0.2	1.2
Weighted-average discount rate - operating leases	10.9%	10.9%
Weighted-average discount rate - finance leases	4.9%	4.9%

Our future lease payments under operating and finance leases at December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$442	$56
Total lease payments	442	56
Less: amount representing interest	(25)	—
Present value of obligations under leases	417	56
Less: current portion	(417)	(56)
Long-term lease obligations	$—	$—

14. Selected Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2020 and 2019 are as follows (in thousands, except per share data):

	For the quarters ending
	March 31	June 30	September 30	December 31
2020
Total revenues	$6	$—	$5,000	$5,000
Total operating expenses	(5,541)	(6,496)	(6,095)	(6,028)
Net loss	(5,937)	(6,947)	(1,524)	(1,322)
Net loss per share, basic and diluted (1)	$(0.25)	$(0.23)	$(0.04)	$(0.03)
2019
Total revenues	$6,778	$18	$18	$18
Total operating expenses	(9,516)	(4,686)	(5,011)	(4,453)
Net loss	(3,260)	(5,016)	(5,423)	(4,893)
Net loss per share, basic and diluted (1)	$(0.31)	$(0.30)	$(0.26)	$(0.23)
(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.
15. Subsequent Events
Corporate Headquarters Lease Agreement

On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 58 LLC ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease is targeted at nine weeks subsequent to the mutual execution and delivery of the Campus Point Lease by both the Company and the Campus Point Landlord, or April 15, 2021. We expect to use the Campus Point Premises as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026 (assuming an April 15, 2021 commencement date). The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We will also be responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building.

On February 11, 2021, concurrently with entry into the Campus Point Lease, we entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Turning Point Therapeutics, Inc. (“Assignee”) and a Consent to Assignment (the "Consent") with Landlord. Pursuant to the Assignment Agreement, we will assign all rights, title, and interest under the New Lease to Assignee and deliver the New Premises to Assignee within five business days following the date that Campus Point Landlord delivers the Campus Point Premises to us. Pursuant to the Assignment Agreement, Assignee is required to pay us $60,000 in non-refundable assignment consideration. Additionally, the Consent stipulates that we will not be required to pay a fee pursuant to the New Lease in connection with the assignment.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.         Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide rea65sonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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
Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors (“Board of Directors” or “Board”) currently consists of ten directors. The brief biographies below include information, as of the date of this Annual Report, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Position Held With the Company
Dr. Stelios Papadopoulos	72	Chairman of the Board of Directors
Ms. Kathryn J. Collier	53	Director
Dr. David Baltimore	83	Director
Mr. Joseph P. Hagan	52	Director, President and Chief Executive Officer
Dr. Alice S. Huang	81	Director
Mr. Jake R. Nunn	50	Director
Dr. William H. Rastetter	72	Director
Dr. Hugh Rosen	62	Director
Dr. Simos Simeonidis	51	Director
Ms. Pascale Witz, MBA, MSc	53	Director

Stelios Papadopoulos, Ph.D. Chairman of the Board, has served on our Board of Directors since our conversion to a corporation in January 2009 and as our Chairman since June 2013, and prior to that was a director of Regulus Therapeutics LLC since July 2008. Since 1994, Dr. Papadopoulos has served as a director and, since 1998, as Chairman of the Board for Exelixis, Inc., a publicly held biotechnology company, which he co-founded. Since July 2008, Dr. Papadopoulos has served as a member of the board of directors of Biogen Inc. (formerly Biogen Idec Inc.), a publicly held biopharmaceutical company, and has served as its chairman of the board of directors since June 2014. Since August 2020, Dr. Papadopoulos has served as chairman of the board of Eucrates Biomedical Acquisition Corp., a special purpose acquisition corporation. From 2003 to 2018, Dr. Papadopoulos served as a member of the board of directors of BG Medicine, Inc., a publicly-held life sciences company. From 2000 to 2006, Dr. Papadopoulos served as Vice Chairman with Cowen and Co., LLC, an investment banking firm. From 1987 to 2000, Dr. Papadopoulos served in several positions with PaineWebber, Incorporated, most recently as Chairman of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology. Dr. Papadopoulos holds an M.S. in Physics, a Ph.D. in Biophysics and an MBA in Finance from New York University. Our Nominating and Corporate Governance Committee believes that Dr. Papadopoulos is qualified to serve on our Board of Directors due to his knowledge and expertise regarding the biotechnology and healthcare industries, his broad leadership experience on various boards and his experience with financial matters.

David Baltimore, Ph.D. has served on our Board of Directors since our conversion to a corporation in January 2009, and prior to that was a director of Regulus Therapeutics LLC since November 2007. Since 2006, Dr. Baltimore has served as President Emeritus and Robert Andrews Millikan Professor of Biology at the California Institute of Technology, and before that from 1997 to 2006, Dr. Baltimore served as President of the California Institute of Technology. From 1968 to 1972, Dr. Baltimore served as an associate professor at the Massachusetts Institute of Technology, and from 1972 to 1997 was a professor at the Massachusetts Institute of Technology. From 1990 to 1994, Dr. Baltimore served as professor at The Rockefeller University where he also served as the President from July 1990 to December 1991. Dr. Baltimore served as a director of Amgen Inc., a publicly held biotechnology company from 1997 to May 2018, and also served as a director of Immune Design Corp., a publicly held biotechnology company, from 1997 until its acquisition by Merck & Co., Inc. in February 2019. In 1975, Dr. Baltimore received the Nobel Prize in Medicine as a co-recipient. Dr. Baltimore holds a Ph.D. in Biology from The Rockefeller University and a B.A. with High Honors in Chemistry from Swarthmore College. Our Nominating and Corporate Governance Committee believes that Dr. Baltimore is qualified to serve on our Board of Directors due to the many years Dr. Baltimore has spent in scientific academia, which has provided him with a deep understanding of our industry and our activities.

Kathryn J. Collier has served on our Board of Directors since April 2018. Since July 2019, Ms. Collier has served as the vice president for audit services of Sempra Energy, a publicly-traded energy services holding company whose subsidiaries provide electricity, natural gas and value-added products and services. In this position, Ms. Collier oversees the internal audit function for Sempra Energy, including the Financial Leadership Program and audit oversight of Sempra’s operating companies. From March 2019 to July 2019, Ms. Collier served as the chief strategy and origination officer for Sempra LNG, a wholly-owned subsidiary of Sempra Energy. From August 2018 to March 2019, Ms. Collier served as chief financial officer and chief administrative officer for Sempra North America Infrastructure. Ms. Collier also previously served as vice president and treasurer for Sempra Energy from April 2012 to August 2018. Prior to joining Sempra Energy in 2012, Ms. Collier held several executive positions within global corporate and investment banking at Bank of America Merrill Lynch. Ms. Collier holds a bachelor’s degree in accounting from Valparaiso University, Valparaiso, Indiana. Our Nominating and Corporate Governance Committee believes that Ms. Collier is qualified to serve on our Board of Directors due to her extensive financial and operational experience, her experience in investment banking and her corporate governance experience with various boards.

Joseph P. Hagan has served as our President and Chief Executive Officer and principal executive officer since May 2017. Mr. Hagan previously served as our Chief Operating Officer, principal financial officer and principal accounting officer from January 2016 to May 2017. From June 2011 through December 2015, Mr. Hagan served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. From September 1998 to April 2008, Mr. Hagan served as Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures Fund, Mr. Hagan served as Head of corporate development for Amgen Inc. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Mr. Hagan has served on the board of directors of Zosano Pharma, a publicly-traded biotechnology company, since May 2015 and on the board of Aurinia Pharmaceuticals, Inc., since February 2018. He received an M.B.A. from Northeastern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego. Our Nominating and Corporate Governance Committee believes that Mr. Hagan’s expertise in business development, commercialization and financing of public companies qualify him to serve on our Board of Directors.

Alice S. Huang, Ph.D. has served on our Board of Directors since January 2021. Dr. Huang is currently Senior Faculty Associate of Biology and Biological Engineering at the California Institute of Technology having joined Caltech in July 1997. Previous to her tenure at Caltech she was Dean for Science and Professor of Biology at New York University, Professor of Microbiology and Molecular Genetics at Harvard Medical School and Director, Laboratories of Infectious Disease at Boston Children’s Hospital. She also served as director of Virus-Host Interactions in Cancer for 15 years, a training program at Harvard funded by the National Cancer Institute. Dr. Huang has served on the Board of Trustees of the Keck Graduate Institute since 1998 and has previously served on the Board of Trustees of Waksman Foundation for Microbiology, the Rockefeller Foundation, Public Agenda, Johns Hopkins University, the Health Effects Institute, and the University of Massachusetts. Dr. Huang is serving on the advisory boards of the Institute for Basic Biomedical Sciences at Johns Hopkins University School of Medicine since 2008 as well as the Schlesinger Library at Radcliffe Institute since 2018. She has previously served on the advisory boards of the National Foundation for Infectious Diseases, the US Army Medical Research & Development Command and Food & Drug Administration. She has been a fellow of the American Association of Women in Science since 1978, American Academy of Microbiology since 1982, Academia Sinica in Taiwan since July 1990, and the American Association for the Advancement of Science since 2000, serving as its president from 2010 to 2011. Dr. Huang received her B.A., M.A. and Ph.D. degrees from the Johns Hopkins University. Our Nominating and Corporate Governance Committee believes that Dr. Huang is qualified to serve on our Board of Directors due to the many years she has spent in scientific academia, which has provided her with a deep understanding of our scientific activities.

Jake R. Nunn has served on our Board of Directors since June 2019. Mr. Nunn is currently a venture advisor at New Enterprise Associates, Inc., a venture capital firm, where he was a partner from June 2006 until January 2019. Prior to joining NEA, he served as a partner and an analyst for the MPM BioEquities Fund, a life sciences fund at MPM Capital, L.P., a private equity firm. Previously, he was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex. Brown & Sons. Mr. Nunn has served on the board of directors of Trevena, Inc., a publicly-held biotechnology company focused on CNS since July 2013 and Addex Therapeutics Ltd., a publicly-held biopharmaceutical company focused on allosteric modulators for neurological disorders since June 2019 and Oventus Medical Ltd., a publicly-held medical device company since February 2020. Mr. Nunn served on the board of directors of Dermira, Inc., a publicly-held biopharmaceutical company focused on dermatology, from May 2011 until its acquisition by Eli Lilly and Company in February 2020. From 2009 to May 2015, Mr. Nunn served on the board of directors of Hyperion Therapeutics, Inc. and from 2008 to February 2016, Mr. Nunn served on the board of directors of TriVascular Technologies, Inc. Mr. Nunn received his A.B. in economics from Dartmouth College and his M.B.A. from the Stanford Graduate School of Business. He also holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco. Our Nominating and Corporate Governance Committee believes that Mr. Nunn is qualified to serve on our Board of Directors due to his extensive financial experience, his experience in investment banking and his corporate governance experience with various boards.

William H. Rastetter, Ph.D. has served on our Board of Directors since April 2013. From 2006 to February 2013, Dr. Rastetter served as a partner in the venture capital firm, Venrock. He served as Chief Executive Officer of IDEC Pharmaceuticals from December 1986 through November 2003, and as Chairman from May 1996 to November 2003. Upon the merger of IDEC Pharmaceuticals and Biogen in November 2003, Dr. Rastetter served as Executive Chairman of Biogen Idec until the end of 2005. Dr. Rastetter served as chairman of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its chairman until the sale of the publicly held company to Celgene in 2015. Currently, he has served as the chairman of the board of directors of Fate Therapeutics, Inc., a publicly held biotechnology company, since November 2011; chairman of the board of directors of Neurocrine Biosciences, Inc., a publicly held biotechnology company, since May 2011 and on its board of directors since February 2010; on the board of directors of Grail, Inc., a privately-held company, since January 2016, and as its chairman from August 2017 to November 2018. Dr. Rastetter served on the board of directors of Cerulean Pharma Inc., a publicly held biotechnology company since January 2014, as its lead independent director from April 2014 to June 2016, and as its chairman from June 2016 until July 2017 when Cerulean and Daré Bioscience Inc. completed a reverse merger and he currently serves as chairman of the board of the surviving company, Daré Bioscience Inc., a publicly-traded company. In addition, he serves as an advisor to Illumina Ventures. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University. Our Nominating and Corporate Governance Committee believes that Dr. Rastetter’s knowledge and expertise regarding the biotechnology industry and his leadership experience on various biotechnology company boards of directors qualifies him to serve on our Board of Directors.

Hugh Rosen, M.D., Ph.D. has served on our Board of Directors since June 2016. Since April 2017, Dr. Rosen has served as the President and Chairman of the Board of Activx Biosciences, Inc., a wholly owned biopharmaceutical subsidiary of Kyorin Pharmaceutical Co., Ltd. From 2002 until March 2017, Dr. Rosen served as a Professor of Chemical Physiology at The Scripps Research Institute (TSRI) in La Jolla, California where he focused on pursuing his primary interests in lymphocyte trafficking and barrier regulation by signaling lipids, and contributing towards the development of translational infrastructure at TSRI. He also served as Chairman of the Committee for Advanced Human Therapeutics of TSRI. Prior to joining The Scripps Research Institute, Dr. Rosen served in various capacities with Merck Research Laboratories most recently serving as Executive Director in Immunology, Rheumatology and Infectious Diseases and Chair of the Worldwide Business Strategy Team for Antibacterials and Antifungals, reporting to the Management Committee. Dr. Rosen was a scientific founder of Receptos, Inc., now a wholly owned biopharmaceutical subsidiary of Celgene Corporation, and of RBNC Therapeutics. He received his M.D. from the University of Cape Town, South Africa and his Ph.D. in Physiological Sciences from Oxford. Our Nominating and Corporate Governance Committee believes that Dr. Rosen is qualified to serve on our Board of Directors due to the many years Dr. Rosen has spent in scientific academia as well as the biopharmaceutical industry, which has provided him with a deep understanding of our industry and our activities.

Simos Simeonidis, Ph.D. has served on our Board of Directors since June 2019. Since June 2017, Dr. Simeonidis has served as a Partner at Sarissa Capital. Prior to joining Sarissa Capital, he was a Managing Director and Senior Biotechnology Analyst at the Royal Bank of Canada (RBC) in New York from July 2014 to June 2017. Since October 2020, Dr. Simeonidis has also served on the board of Sarissa Capital Acquisition, a publicly-held special acquisition company focused on healthcare. Dr. Simeonidis spent more than a decade covering the biotechnology sector as an analyst at a number of investment banks, including Cowen and Company, First Albany Capital and Morgan Stanley. In addition to his investment management and financial expertise, Dr. Simeonidis combines both biopharmaceutical industry and biomedical research expertise, having worked at Novartis in Business Development and Strategic Planning, and prior to his corporate career, having served as a faculty member at Harvard Medical School. Dr. Simeonidis received his BS in Biology from Loyola University Chicago, and his MA, MPhil and PhD degrees in Cellular, Molecular and Biophysical Sciences from Columbia University’s College of Physicians & Surgeons. He completed his Postdoctoral Fellowship at the laboratory of Professor Tucker Collins at Harvard Medical School and the Brigham and Women’s Hospital, where he worked on the transcriptional regulation of gene expression. Dr. Simeonidis also holds an MBA in Healthcare Management at the Wharton School of the University of Pennsylvania. Our Nominating and Corporate Governance Committee believes that Dr. Simeonidis is qualified to serve on our Board of Directors due to his extensive experience in investment banking and as an analyst covering the life sciences industry, his prior employment in the biopharmaceutical industry, and his medical and scientific background.

Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. Ms. Witz is the founder and since November 2016, the president of PWH Advisors a consultancy firm advising management at life science companies and investment firms. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. During her tenure at Sanofi, she launched multiple medicines across three continents, and strengthened the pipeline through licensing and partnerships, including with Verily, a first-in-industry joint venture with a tech company. From 2009 to 2013, Ms. Witz served as President and CEO of GE’s Pharmaceutical Diagnostics, a $2 billion integrated Pharmaceutical organization that encompassed Research and Development, Industrial Affairs through Commercial. Ms. Witz joined GE Healthcare in 1996, where she held various positions of increasing responsibilities; her 17-year career brought her to lead global businesses based out of the USA, France and the UK. She formerly worked for Becton Dickinson Pharmaceutical Systems from 1991 to 1996.Ms. Witz has served on the board of Fresenius Medical Care AG & Co.

KGaA, since May 2016 Horizon Pharma, since August 2017 and Perkin Elmer, since October 2017, and. Ms. Witz also served on the board of TESARO, Inc., from May 2018 until its acquisition by GlaxoSmithKline plc in January 2019 and from May 2016 to April 2018, served on the board of Savencia SA,. Ms. Witz received her Master of Business Administration from INSEAD, Fontainebleau, France and her Master of Science in Biochemistry from the Institut National des Sciences Appliquées (INSA) Lyon, France She was also a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France. Our Nominating and Corporate Governance Committee believes that Ms. Witz is qualified to serve on our Board of Directors due to her knowledge, expertise and prior employment in the pharmaceutical industry and her experience on other company boards, which has provided her with a deep understanding of our industry and our activities.

EXECUTIVE OFFICERS

The following table sets forth our current executive officers, their ages, and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
Joseph P. Hagan	52	President and Chief Executive Officer
Christopher Aker	60	Senior Vice President and General Counsel
Cris Calsada	51	Chief Financial Officer
Denis Drygin, Ph.D.	47	Chief Scientific Officer

Mr. Hagan’s biographical information is set forth above under Proposal 1.

Christopher Aker has served as our Senior Vice President and General Counsel since January 2019, and before that served as our Senior Director, Legal Affairs since February 2011. Prior to joining us, Mr. Aker served as the Senior Director, Administration and Senior Corporate Counsel for Phenomix Corporation, a privately-held biopharmaceutical company, and was responsible for operational and legal oversight. Prior to Phenomix, Mr. Aker was Senior Corporate Counsel at SUGEN, Inc., a wholly-owned subsidiary of Pharmacia, until its acquisition by Pfizer. Prior to SUGEN, Mr. Aker was in private practice with various law firms. Mr. Aker received his Bachelor of Arts degree in International Relations from the University of California, Davis and his J.D. from Santa Clara University.

Cris Calsada joined Regulus in August 2019 and currently serves as our Chief Financial Officer. Prior to joining us, she served as Chief Financial Officer for Sanifit Therapeutics, S.A. since December 2017. Prior to her employment with Sanifit, Ms. Calsada was self-employed as a finance consultant to various life sciences companies. From 2004 until its acquisition in 2015, she served in positions of increasing responsibility with Ambrx, Inc., most recently serving as its Chief Operating Officer and Vice President of Finance. Prior to Ambrx, she worked for Sony Online Entertainment as its Executive Director of Finance and Controller. Earlier in her career, she practiced as a certified public accountant. Ms. Calsada received a B.S. in Business Administration with emphasis in Accounting from San Diego State University and an M.B.A. from the University of Southern California Marshall School of Business.

Denis Drygin, Ph.D. joined Regulus in August 2020 and currently serves as Chief Scientific Officer. Prior to joining Regulus, Dr. Drygin served as Vice President of Research & Development for Pimera Inc., a privately held biopharmaceutical company of which Dr. Drygin is a Founder. Before Pimera, Dr. Drygin was with Cylene Pharmaceuticals, most recently serving as Vice President of Biology. Dr. Drygin led discovery and/or development of multiple therapeutics including first selective inhibitor of CK2 kinase Silmitasertib (CX-4945), first selective inhibitor of RNA Polymerase I transcription (Pol I) CX-5461, as well as second generation Pol I inhibitor PMR-116. Dr. Drygin received a B.S. and M.S. in Chemistry from Moscow State University, an M.S. and Ph.D. in Molecular and Cellular Biology from University of Massachusetts at Amherst and Post-Doctoral training in Pharmacology and Toxicology from Ionis Pharmaceuticals.

CORPORATE GOVERNANCE

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

Hedging Policy

The Company’s insider trading and window period policy provides that no officer, director, other employee or consultant of the Company may engage in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to the Company’s stock at any time. In addition, no officer, director, other employee or consultant of the Company may margin, or make any offer to margin, any of the Company’s stock, including without limitation, borrowing against such stock, at any time.

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

As a result of the COVID-19 pandemic, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials. Given the evolving nature of the pandemic, our senior management and our Board of Directors are communicating and meeting more frequently to monitor potential business impacts and further strategic planning.

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors met thirteen times during the last fiscal year and four times in executive session. All directors who served in 2020 attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served, held during the portion of the last fiscal year for which they were directors or committee members, respectively.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board maintains an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for the year ended December 31, 2020 for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Dr. David Baltimore					X	*
Kathryn J. Collier	X	*
Jake Nunn	X
Dr. Stelios Papadopoulos	X				X
Dr. William H. Rastetter			X	*
Dr. Hugh Rosen			X
Dr. Simos Simeonidis					X
Pascale Witz			X
Total meetings in 2020	5		3		2
* Committee Chairperson

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

Audit Committee

The Audit Committee of our Board of Directors was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions. Our Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Audit Committee is currently composed of three directors: Ms. Collier, Mr. Nunn and Dr. Papadopoulos. The Audit Committee met five times during the last fiscal year. Our Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.regulusrx.com. Our Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards).

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

Compensation Committee

The Compensation Committee is currently composed of three directors: Dr. Rastetter, Dr. Rosen and Ms. Witz. The Board of Directors reviews the Nasdaq listing standards definition of independence for Compensation Committee members on an annual basis and has determined that all members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2)(A of the Nasdaq listing standards). The Compensation Committee met eight times during the last fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.regulusrx.com.

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

• reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, as applicable; and

• preparing the compensation committee report as required by SEC rules.

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

During fiscal year 2020, the Compensation Committee engaged Aon/Radford as a compensation consultant. The Committee engaged Aon/Radford to provide a competitive assessment of the Company’s executive compensation program compared to executive compensation paid to executives at selected publicly traded peer companies. Following a gap analysis of the peer companies, Aon/Radford made certain recommendations to the Compensation Committee to make modest increases in the level of equity grants to the Company’s executive team and to increase annual cash compensation for certain Company executives and Board Committee members who were paid below the median compared to the peer companies. The Compensation Committee analyzed whether the work of Aon/Radford as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by the compensation consultant; (ii) the amount of fees from the Company paid to the compensation consultant as a percentage of the firm’s total revenue; (iii) the policies and procedures of the compensation consultant that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the compensation consultant or the individual compensation advisors employed by this firm with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by the compensation consultant or the individual compensation advisors employed by this firm. The Compensation Committee concluded, based on its analysis of the above factors, that the work of Aon/Radford and the individual compensation advisors employed by this firm as a compensation consultant to the Company has not created any conflict of interest.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In 2012, the Compensation Committee formed a Non-Management Stock Option Committee, currently composed of Mr. Hagan, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock awards to employees who are not officers of the Company. The purpose of this delegation of authority is to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee. In particular, the subcommittee may grant options only within pre-approved guidelines and not to any employee who will have a vice president title or higher. Typically, as part of its oversight function, the Committee will review on a regular basis the list of grants made by the subcommittee. During fiscal year 2020, the subcommittee exercised its authority to grant options and stock awards to purchase an aggregate of 752,750 shares of the Company’s common stock to non-officer employees.

Historically, the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the last quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Company’s General Counsel, including analyses of executive and director compensation paid at other companies identified by the Company’s General Counsel.

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

The Nominating and Corporate Governance Committee is composed of three directors: Dr. Baltimore, Dr. Papadopoulos and Dr. Simeonidis. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met twice during 2020. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website and www.regulusrx.com.

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

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Securities and Exchange Act of 1934, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow the Company to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2020 executive compensation program for our Named Executive Officers.

Named Executive Officers. The following individuals are our “Named Executive Officers” or “NEOs” for the year ended December 31, 2020:

• Joseph P. Hagan, our President and Chief Executive Officer;
• Christopher R. Aker, our Senior Vice President and General Counsel; and
• Cris Calsada, our Chief Financial Officer.

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2020 and December 31, 2019, compensation awarded to, paid to, or earned by, the Named Executive Officers.

		Salary	Stock Options	Restricted Stock Units (RSUs)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Joseph P. Hagan	2020	551,500	1,507,054	—	264,720	9,860	2,333,134
President & Chief Executive Officer	2019	535,600	540,342	69,079	860,652	8,610	2,014,283

Christopher R. Aker	2020	315,000	351,646	—	132,300	10,172	809,118
SVP & General Counsel	2019	290,000	188,913	23,696	275,500	9,798	787,907

Cris Calsada	2020	315,000	251,176	—	132,300	9,350	707,826
Chief Financial Officer	2019	104,526	151,749	—	45,965	636	302,876

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock awards granted during the years indicated, computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock awards, the exercise of the stock options, or the sale of the common stock underlying such stock awards. The grant date fair value of the stock awards granted during 2020 that vest based on performance conditions is reported based on the probable outcome of such performance conditions, as determined in accordance with ASC 718, which is the same as the grant date fair value of such awards at the grant date, assuming that the highest level of performance conditions will be achieved.
(2) Amounts shown include annual performance bonuses paid to Mr. Hagan, Mr. Aker and Ms. Calsada, earned for the years indicated. For more information, see below under “Annual Performance-Based Bonus Opportunity.” The 2019 amounts shown for Mr. Hagan and Mr. Aker also include a Board of Directors approved discretionary bonus and retention award paid in recognition of their contributions following our July 2018 corporate restructuring and reduction in workforce and our entry into a private placement financing transaction in May 2019.
(3) Amounts shown include term life insurance and long-term disability insurance paid by us on behalf of the Named Executive Officers, matching payments made to the NEO’s Health Savings Account (if the NEO participated in our high deductible health plan) and matching contributions we paid under the terms of our 401(k) plan. All of these benefits are provided to the Named Executive Officers on the same terms as provided to all of our regular full-time employees in the United States. For more information regarding these benefits, see below under “Other Compensation.”

Narrative Disclosure to Summary Compensation Table

The three principal components of our executive compensation program for our Named Executive Officers in 2020 were base salary, annual performance-based bonus opportunity and equity compensation. We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. In line with our pay for performance philosophy, we structured a significant portion of our Named Executive Officers’ 2020 compensation to be variable, at risk and tied directly to our measurable performance in the form of performance-based bonuses and equity incentives.

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

The peer group of companies used by the Compensation Committee in making 2020 compensation decisions was comprised of the following companies:

Alpine Immune Sciences	aTyr Pharma	Caladrius Biosciences	Calithera Biosciences	Capricor Therapeutics
Catalyst Biosciences	Chimerix	Cidara Therapeutics	Conatus Pharmaceuticals	ContraFect
Corvus Pharmaceuticals	Flex Pharma	Infinity Pharmaceuticals	Lineage Cell Therapeutics	Miragen Therapeutics
Otonomy	Protagonist Therapeutics	Sienna Biopharmaceuticals	Sunesis Pharmaceuticals	Synthetic Biologics
Tocagen	TRACON Pharmaceuticals

The peer group was recommended by Radford and chosen in late-2019 based on the following parameters: biopharmaceutical companies that were pre-commercial and with programs in early clinical development, had market values generally under $200 million and with a preference for companies with headcounts under 100. At the time we choose our peer group companies, our market value was approximately $15 million and our headcount was 24 employees.

Base Salary

In December 2019, the Compensation Committee reviewed the base salaries for our then-current Named Executive Officers, the market data from Radford, our 3% Company-wide corporate merit increase target for base salaries, the scope of each executive’s responsibilities for 2019, each executive’s prior experience and internal pay equity in order to determine 2020 base salaries of our NEOs.

The Named Executive Officers’ 2020 annual base salaries (effective January 1, 2020) and increases from 2019 annual base salaries approved by the Compensation Committee were as follows:

Name	2020 Base Salary ($)	Increase from 2019 Base Salary (%)
Joseph P. Hagan	551,500	3.0%
Christopher R. Aker	315,000	8.6%
Cris Calsada	315,000	1.6%

Annual Performance-Based Bonus Opportunity

The annual performance-based bonus each Named Executive Officer is eligible to receive is based on (1) the individual’s target bonus, as a percentage of base salary, (2) a Company-based performance factor (“CPF”), and (3) an individual performance factor (“IPF”). The actual performance-based bonus paid, if any, is calculated by taking into consideration the executive officer’s annual base salary, target bonus percentage, percentage attainment of the CPF and percentage attainment of the IPF. Except for the Chief Executive Officer whose entire annual bonus depends upon the CPF, 20% of each other NEO’s annual bonus is also dependent upon such individual’s IPF. At the end of the year, our Compensation Committee approves the extent to which we achieved the CPF based on achievement of the corporate goals. The extent to which each individual Named Executive Officer achieves his or her IPF is determined based on our Chief Executive Officer’s review and recommendation to our Compensation Committee, except our Chief Executive Officer and our other Named Executive Officers do not make recommendations with respect to their own achievement, and our Compensation Committee makes the final decisions with respect to each IPF. Additionally, our Compensation Committee has the discretion to determine the weighting of each of the goals that comprise the CPF and IPF. Our Compensation Committee may award a bonus in an amount above or below the amount resulting from the calculation described above, based on other factors that our Compensation Committee determines, in its sole discretion, are material to our corporate performance and provide appropriate incentives to our executives, for example based on events or circumstances that arise after the original CPF and IPF goals are set. Our Compensation Committee did not exercise any such discretion in 2020.

Each Named Executive Officer’s target bonus for 2020, represented as a percentage of base salary, or a target bonus percentage, was 50% of base salary, with the exception of Mr. Hagan’s target bonus percentage, which was 60% of base salary.
The Compensation Committee determined the target bonuses of each of our NEOs other than our Chief Executive Officer should be consistent to promote internal equity and reinforce teamwork across our leadership team.

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

For 2020, the CPF goals related primarily to advancing our most promising program, RGLS4326 for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”), while also make some progress on our preclinical pipeline. The specific CPF goals were as follows:

•Complete the RGLS4326 Multiple Ascending Dose (the “MAD”) study in healthy volunteers with top‐line data by mid-year 2020;
•Start the RGLS4326 Mechanism of Action (the “MOA”) study by early fourth quarter of 2020;
•Gain alignment or input from FDA on a framework for addressing the requirements for the partial clinical hold;
•Nominate a development candidate for at least one research program by year end 2020;
•Advance a discovery research program to lead identification; and
•Extend our cash runway by providing sufficient cash to complete the Mechanism of Action study.

In December 2020, after careful review, our Board of Directors, upon the recommendation of our Compensation Committee, concluded that we had achieved 80% of our CPF goals, based on the following:

•We initiated the MAD study on time and completed the study despite the challenges of the COVID pandemic;
•We redesigned the MOA study to an adaptive open-label design, saving money, providing optionality based on clinical outcomes and generating additional data for our future interactions with the U.S. Food & Drug Administration concerning this program. While we did not seek to gain alignment from FDA on our remaining clinical hold requirements we did engage key experts to build a robust model based on the new data generated from the additional preclinical work to better address the remaining hold requirements;
•We commenced the MOA study enrolling the first patient in October 2020 and were on track to have the first cohort of the study fully enrolled by January 2021 thereby enabling data at the end of the first quarter of 2021;

•We advanced toward development two candidates from other preclinical programs, although we did not nominate a candidate;
•We commenced new research around possible targets in new therapeutic areas and produced some early promising data; and
•We closed a private financing netting approximately $18.2 million to fund on our ongoing development programs.

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

Based on our Chief Executive Officer’s recommendations with respect to each other Named Executive Officer, and our Compensation Committee’s deliberations with respect to each Named Executive Officer’s individual performance against the IPF, our Compensation Committee and Board of Directors approved a performance-based bonus for each of our Named Executive Officers as set forth in the table below based on a 80% CPF and IPF as indicated, weighted 80% and 20%, respectively, except for our Chief Executive Officer, whose bonus was weighted 100% on CPF goals:

Name	Target Bonus ($)	IPF Achievement (%)	Cash Bonus Paid ($)
Joseph P. Hagan	$ 330,900	—	$ 264,720
Christopher Aker(1)	$ 157,500	100%	$ 132,300
Cris Calsada(2)	$ 157,500	100%	$ 132,300

(1) Mr. Aker’s performance-based bonus was approved based on 80% CPF and 100% IPF in recognition of his roles in procuring additional capital, assisting in the initiation of the RGLS4326 MOA study including contracting with the clinical sites, his operational leadership concerning our response to the COVID pandemic and his role in recruiting additional scientific talent.
(2) Ms. Calsada’s performance-based bonus was approved based on the 80% CPF and 100% IPF in recognition of her leadership in procuring additional capital, her active management of our research and administrative budgets, and her oversight of financial reporting.

Equity-Based Incentive Awards

Equity incentives are a key component of our executive compensation program that the Compensation Committee believes motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock and, in the case of performance-vesting awards, measurable performance goals. In the past, we have primarily granted equity awards in the form of stock options that vest based on achievement of specific Company performance goals and/or continued service and, more recently, RSU stock awards that vest based on continued service.

Stock Awards. In 2020, each of our Named Executive Officers received time-vesting stock options and performance-based stock options in the amounts listed below.

Name	Time-Vesting Stock Options (# of shares)(1)	Performance-Vesting Stock Options (# of shares)(2)
Joseph P. Hagan	900,000	600,000
Christopher R. Aker	210,000	140,000
Cris Calsada	150,000	100,000

(1) Consists of a stock option granted on January 22, 2020 with a vesting commencement date of January 1, 2020 with an exercise price of $1.31per share vesting in equal monthly installments over a 48 month period, subject to the recipient’s continued service to the Company through each such vesting date.
(2) Consists of two equal performance-vesting stock options granted on January 22, 2020 with an exercise price of $1.31 per share. The options will vest only upon achievement of two specified development goals related to our RGLS4326 program. Upon achievement of each goal, 50% of the options subject to the grant immediately vested with the remaining options vesting in equal monthly installments over the following 24 months, subject to the recipient’s continued service to the Company through each such vesting date.

The performance-vesting stock options vest and can be earned only if performance goals key to our future success are achieved (in addition to continued service), thereby further incentivizing our Named Executive Officers to achieve these goals to drive increases in our long-term value for stockholders.

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

All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $19,500 in 2020 (additional salary deferrals not to exceed $6,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In 2020, we provided a $0.50 match for every dollar our employees elect to defer up to 6% of their eligible compensation. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Agreements with Named Executive Officers

Employment Agreements. We entered into employment agreements with each of our Named Executive Officers. The agreements provide for at will employment and for certain base salary, target bonus and severance payments to our Named Executive Officers.

Employment Agreement with Mr. Hagan. In December 2015, we entered into an employment agreement with Mr. Hagan, with an effective date of January 1, 2016. Pursuant to his employment agreement, Mr. Hagan is entitled to receive an annual base salary of $415,000 and is eligible to receive an annual performance bonus, with a target bonus amount of 40% of his annual base salary. Mr. Hagan’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and have been subsequently increased. In May 2017, Mr. Hagan was appointed as our President and Chief Executive Officer. At that time, his base salary was increased to $500,000 and his target bonus was increased to 50%. Additionally, Mr. Hagan’s employment agreement provides for the grant of stock option awards, which were made in January 2016. Pursuant to Mr. Hagan’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Mr. Hagan immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Mr. Hagan remains employed by us as of such date. In 2020, Mr. Hagan’s base salary was increased to $551,500 and his target bonus (which was increased in 2019) remained at 60% of his annual base salary.

If we terminate Mr. Hagan’s employment without cause (other than due to his death or complete disability) or if Mr. Hagan resigns for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Mr. Hagan will receive, subject to receiving an effective release and waiver of claims from him, (1) a lump sum severance payment equal to 12 months of his then-current base salary (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Mr. Hagan as of such termination or resignation.

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

Employment Agreement with Mr. Aker. In July 2018, we entered into an amended and restated employment agreement with Mr. Aker. Pursuant to his amended and restated employment agreement, Mr. Aker is entitled to receive an annual base salary of $246,376 and is eligible to receive an annual performance bonus, with a target bonus amount of 50% of his annual base salary. Mr. Aker’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and his base salary has been subsequently increased. Pursuant to Mr. Aker’s amended and restated employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Mr. Aker immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Mr. Aker remains employed by us as of such date. In 2020, Mr. Aker’s base salary was increased to $315,000 and his target bonus remained at 50% of his annual base salary.

If we terminate Mr. Aker’s employment without cause (other than due to his death or complete disability) or if Mr. Aker resigns for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Mr. Aker will receive, subject to receiving an effective release and waiver of claims from him, (1) a lump sum severance payment equal to 12 months of his then-current base salary (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Mr. Aker as of such termination or resignation.

If we terminate Mr. Aker’s employment without cause (other than due to his death or complete disability) or if Mr. Aker resigns for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we will also be obligated to pay Mr. Aker, subject to receiving an effective release and waiver of claims from him, a lump sum payment equal to the target amount of Mr. Aker’s annual performance bonus for the year of termination or resignation.

Employment Agreement with Ms. Calsada. In August 2019, we entered into an employment agreement with Ms. Calsada with an effective date of August 30, 2019 upon her commencement of employment as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Calsada is entitled to receive an annual base salary of $310,000 and is eligible to receive an annual performance bonus, with a target bonus amount of 50% of her annual base salary. Ms. Calsada’s base salary and target bonus are subject to periodic review and adjustment from time to time in the discretion of our Board of Directors or the Compensation Committee and her base salary has been subsequently increased. At the time she commenced her employment with us, Ms. Calsada also received an initial stock option grant of 100,000 shares. Pursuant to Ms. Calsada’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by Ms. Calsada immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that Ms. Calsada remains employed by us as of such date. In 2020, Ms. Calsada’s base salary was increased to $315,000 and her target bonus remained at 50% of her annual base salary.

If we terminate Ms. Calsada’s employment without cause (other than due to her death or complete disability) or if Ms. Calsada resigns for good reason at any time other than during the period beginning one month before and ending 12 months following a change in control, Ms. Calsada will receive, subject to receiving an effective release and waiver of claims from her, (1) a lump sum severance payment equal to 12 months of her then-current base salary (disregarding any decrease that forms the basis for a resignation for good reason), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-based vesting held by Ms. Calsada as of such termination or resignation.

If we terminate Ms. Calsada’s employment without cause (other than due to her death or complete disability) or if Ms. Calsada resigns for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we will also be obligated to pay Ms. Calsada, subject to receiving an effective release and waiver of claims from her, a lump sum payment equal to the target amount of Ms. Calsada’s annual performance bonus for the year of termination or resignation.

Change in Control and Severance Benefits

Under the terms of the employment agreements with each of our Named Executive Officers described above, either we or the executive may terminate the executive’s employment at any time. Each of our Named Executive Officers is eligible, under the terms of his or her respective employment agreement, to receive, in exchange for a release of claims, severance benefits upon the termination of employment either by us without cause or by the executive for good reason, with additional severance benefits provided in the event the termination is in connection with a change in control. In addition, the terms of the equity awards granted to our Named Executive Officers are subject to the terms of our equity plans and award agreements thereunder, which includes accelerated vesting provisions upon certain material change in control transactions. We do not provide any excise tax gross-ups on change-in-control benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards as of December 31, 2020 for the Named Executive Officers:

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options (#) Exerciseable	Number of Securities UnderlyingUnexercised Stock Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Joseph P. Hagan	11/12/2018 (3)						164,837	31,790
	2/5/2019 (4)	31,145	33,855		0.95	2/4/2029
	2/5/2019 (5)	8,958	1,042		0.95	2/4/2029
	10/10/2019 (4)	170,083	416,948		0.64	10/09/2029
	1/22/2020(4)	206,250	675,000		1.31	1/21/2030
	1/22/2020(7)			300,000	1.31	1/21/2030
	1/22/2020(7)			300,000	1.31	1/21/2030

Christopher R. Aker	11/12/2018 (3)						33,698	6,499
	2/5/2019 (4)	11,979	13,021		0.95	2/4/2029
	2/5/2019 (5)	6,718	782		0.95	2/4/2029
	10/10/2019 (4)	97,708	237,292		0.64	10/09/2029
	1/22/2020(4)	48,125	161,875		1.31	1/21/2030
	1/22/2020(7)			70,000	1.31	1/21/2030
	1/22/2020(7)			70,000	1.31	1/21/2030

Cris Calsada	8/30/2019 (6)	33,333	66,667		0.62	8/29/2029
	10/10/2019 (6	61,250	148,750		0.64	10/09/2029
	1/22/2020(4)	34,375	115,625		1.31	1/21/2030
	1/22/2020(7)			50,000	1.31	1/21/2030
	1/22/2020(7)			50,000	1.31	1/21/2030

(1) Stock awards granted prior to October 2019 were granted under the 2012 Equity Incentive Plan. Stock awards granted thereafter were granted under the 2019 Equity Incentive Plan. The terms of the 2012 Equity Incentive Plan and 2019 Equity Incentive Plan are described below under “Equity Compensation Plans and Other Benefit Plans.”
(2) Represents the number of unvested RSUs multiplied by the closing stock price as of December 31, 2020.
(3) Consists of performance-vesting RSUs granted to each Named Executive Officer in the tender offer completed in November 2018, in which eligible options were exchanged for RSUs on a value-for-value basis. The new RSUs that our employees received in the exchange offer can be earned only if performance goals key to our future success are achieved (in addition to continued service). On May 14, 2019, the Board of Directors concluded the Company had met the criteria to commence vesting of the RSUs consisting of a Board-approved transaction which the Board, in its sole discretion, determines is reasonably expected to provide adequate cash runway for achievement of the Company’s strategic objectives. Because of the achievement of the performance objective, 50% of the RSUs subject to the grant immediately vested with the remaining RSUs vesting in quarterly installments over the following 24 months, subject to the recipient’s continued service to the Company through each such vesting date. The number of shares underlying outstanding stock options held by each Named Executive Officers as of immediately before the tender offer exchange in November 2018 were as follows: Mr. Hagan: 278,714 shares; Mr. Aker: 62,297.

(4) Consists of stock options vesting in equal monthly installments over a 48 month period, subject to the recipient’s continued service to the Company through each such vesting date.
(5) Consists of performance-vesting stock option with an exercise price of $0.95 per share, which only vest upon achievement of a previously-specified performance objective. On May 14, 2019, the Board of Directors concluded the Company had met the criteria to commence vesting of the performance-vesting stock option consisting of a Board-approved transaction which the Board, in its sole discretion, determines is reasonably expected to provide adequate cash runway for achievement of the Company’s strategic objectives. Because of the achievement of the performance objective, 50% of the shares subject to the grant immediately vested with the remaining shares vesting in equal monthly installments over the following 24 months, subject to the recipient’s continued service to the Company through each such vesting date.
(6) Consists of a stock option that vests as follows: 25% of the shares subject to the grant vest on the first anniversary of the grant with the remainder vesting in equal monthly installments over a 36 month period, subject to the recipient’s continued service to the Company through each such vesting date.
(7) Consists of performance-vesting stock option with an exercise price of $1.31 per share which only vest upon achievement of a previously-specified performance objective. Upon achievement of the performance objective, 50% of the shares subject to the grant immediately vested with the remaining shares vesting in equal monthly installments over the following 24 months, subject to the recipient’s continued service to the Company through each such vesting date.

Equity Compensation Plans

From October 2012 until August 2019, all equity awards (other than inducement awards) were granted pursuant to our 2012 Equity Incentive Plan (the “2012 Plan”). Beginning in August 2019, all equity awards (other than inducement awards) will be granted pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”). In addition, we may grant inducement awards to new employees under our 2015 Inducement Plan (“2015 Inducement Plan”). The terms of these plans are described below.

2019 Equity Incentive Plan

The 2019 Plan, which became effective in August 2019, provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. Additionally, the 2019 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees, subject to certain limitations. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2019 Plan. Our Board of Directors has delegated its authority to administer the 2019 Plan to our Compensation Committee under the terms of our Compensation Committee’s charter. Our Board of Directors may also delegate certain authority to one or more of our officers. Our Board of Directors or its authorized committee is referred to herein as the plan administrator.

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

Corporate transactions. In the event of certain specified significant corporate transactions (as defined in the 2019 Plan), the plan administrator has the discretion to take any of the following actions with respect to stock awards:

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

Change in control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control (as defined in the 2019 Plan). For example, a stock award may provide for accelerated vesting upon the participant’s termination without cause or resignation for good reason in connection with a change in control. In the absence of such a provision, no such acceleration of the stock award will occur.

Repricings. The plan administrator may not: (i) reduce the exercise price of any outstanding options, or (ii) cancel any outstanding options that have an exercise price greater than the current fair market value of the Company’s common stock in exchange for cash or other stock awards under the 2019 Plan, unless the stockholders of the Company have approved such an action within twelve months prior to such an event.

Amendment and termination. The Board has the authority to amend, suspend, or terminate the 2019 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board of Directors adopted the 2019 Plan.

2012 Equity Incentive Plan

The 2012 Plan, which became effective in connection with our initial public offering in October 2012, and was in effect until the approval by our stockholders of our 2019 Plan in August 2019. The 2012 Plan provided for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. Additionally, the 2012 Plan provided for the grant of performance cash awards. ISOs were to be granted only to employees, subject to certain limitations. All other awards could be granted to employees, including officers, and to non-employee directors and consultants.

Our Board of Directors, or a duly authorized committee thereof, administered the 2012 Plan. Our Board of Directors had delegated its authority to administer the 2012 Plan to our Compensation Committee under the terms of our Compensation Committee’s charter. Our Board of Directors also delegated certain authority to one or more of our officers. Our Board of Directors or its authorized committee is referred to herein as the plan administrator.

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

2012 Employee Stock Purchase Plan
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, awards, warrants and rights	Weighted-average exercise price of outstanding options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2009 Equity Incentive Plan	912 (1)	$31.34	—
2012 Equity Incentive Plan	203,464 (2)	$5.59	—
2019 Equity Incentive Plan	6,608,684 (1)	$0.96	868,432
2012 Employee Stock Purchase Plan	—	—	187,689
Equity compensation plans not approved by stockholders:
None

(1) All shares issuable upon exercise of options.
(2) Consists of 203,464 shares issuable upon exercise of options and 34,301 restricted stock units.

DIRECTOR COMPENSATION

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash($)(1)	Option Awards ($)(2)	Total ($)
David Baltimore, Ph.D.(4)	48,000	15,544 (3)	63,544
Kathryn J. Collier(4)	60,000	15,544 (3)	75,544
Jake Nunn(4)	50,000	15,544 (3)	65,544
Stelios Papadopoulos, Ph.D.(4)	84,000	15,544 (3)	99,544
William H. Rastetter, Ph.D.(4)	52,000	15,544 (3)	67,544
Hugh Rosen, M.D., Ph.D.(4)	46,000	15,544 (3)	61,544
Simos Simeonidis, Ph.D.(4)	0	15,544 (3)	15,544
Pascale Witz(4)	46,000	15,544 (3)	61,544

(1) Amounts listed represent cash payments made for Board and Committee service which were earned in 2020. Dr. Simeonidis is required by his employer, Sarissa Capital, to assign his cash payments to Sarissa Capital.
(2) Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2020 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3) Represents the annual option grant to purchase 23,350 shares of our common stock granted to each of our non-employee directors serving on June 16, 2020 under our non-employee director compensation policy, as further described below.
(4) As of December 31, 2020, each director held outstanding options to purchase 58,125 shares.

Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to the compensation payable for their service as our employees. We have a non-employee director compensation policy, or our director compensation policy, that became effective following our initial public offering. Under our director compensation policy, our Compensation Committee determines individual non-employee members of our Board of Directors who will be eligible to receive compensation and who we refer to as our Eligible Directors. All of our non-employee directors were Eligible Directors for 2020 compensation under our director compensation policy. Pursuant to our director compensation policy in effect in 2020, we provide cash compensation in the form of an annual retainer of $40,000 to each of our Eligible Directors and $70,000 to our Chairman of the Board. We also pay an additional annual retainer of $20,000 to the chairman of our Audit Committee, $10,000 to other independent Eligible Directors who serve on our Audit Committee, $12,000 to the chairman of our Compensation Committee, $6,000 to other independent Eligible Directors who serve on our Compensation Committee, $8,000 to the chairman of our Nominating and Corporate Governance Committee and $4,000 to other independent Eligible Directors who serve on our Nominating and Corporate Governance Committee. We have reimbursed and will continue to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

Pursuant to our director compensation policy, each Eligible Director who is first elected to our Board of Directors is granted an option to purchase shares of the Company’s common stock on the date of his or her initial election to our Board of Directors. The number of options is usually determined in December of the prior year. In addition, the Board of Directors also determines the number of stock options to be awarded to each director re-elected at our next annual stockholder meeting.

In December 2019, the Board of Directors, upon the recommendation of the Compensation Committee, approved (i) an initial option grant of shares to any new Eligible Directors appointed to the Board in 2020 and (ii) an annual option grant to each Eligible Director re-elected at our annual meeting of stockholders in 2020 of 23,250 shares.

Each initial option granted to such Eligible Directors described above will vest and become exercisable with respect to one-third of the shares subject to the option on the first anniversary of the date of grant and the balance of the shares will vest and become exercisable in a series of 24 equal monthly installments thereafter, such that the option is fully vested on the third anniversary of the date of grant, subject to the Eligible Director continuing to provide services to us through such dates. Each annual option granted to such Eligible Directors described above will vest and become exercisable in 12 equal monthly installments such that the option will be fully vested on the first anniversary of the date of grant, or as of the date of the next annual meeting of the Company’s stockholders, whichever occurs first and subject to the Eligible Director continuing to provide services to us through such dates. The term of each option granted to an Eligible Director is 10 years. All awards granted under our director compensation policy will vest in full upon the closing of a change in control of the Company.

In January 2021, Alice Huang, Ph.D., was appointed to our Board of Directors, and the Compensation Committee determined that Dr. Huang is an Eligible Director under our director compensation policy. Accordingly, in January 2021, following determination of the appropriate number of options by our Board of Directors in December 2020, Dr. Huang was granted an initial option grant to purchase 80,000 shares of our common stock at an exercise price of $1.55 per share. These options will vest and become exercisable as provided under our director compensation policy.

The options granted to our non-employee directors are granted under our 2019 Plan, the terms of which are described in more detail above under “Equity Compensation Plans and Other Benefit Plans-2019 Equity Incentive Plan.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2021 by: (i) each of our directors; (ii) each of our Named Executive Officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

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

Percentage of beneficial ownership is based on 72,504,772 shares of common stock outstanding as of February 28, 2021. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable, or restricted stock units which will vest, within 60 days following February 28, 2021. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o Regulus Therapeutics Inc., 10628 Science Center Drive, Suite 225, San Diego, CA 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
Entities affiliated with RS Investments(1)	14,548,183	18.52%
One Bush Street, Suite 400 San Francisco, CA 94104
Entities affiliated with Sarissa Capital Management LP(2)	12,166,942	14.69%
c/o Sarissa Capital Management LP 660 Steamboat Road Greenwich, CT 06830
Entities affiliated with New Enterprise Associates, Inc.(3)	6,709,193	9.99%
1954 Greenspring Dr., Suite 600 Timonium Maryland 21093
Entities affiliated with BVF Partners, L.P.(4)	6,760,484	9.99%
1 Sansome Street, 30th Floor San Francisco, California 94104
Point72 Associates LLC(5)	5,627,013	7.51%
72 Cummings Point Road Stamford, Connecticut 06902
Altium Growth Fund, LP(6)	4,557,581	5.91%
551 Fifth Avenue, FL 19 New York, New York 10176
Entities affiliated with Asymmetry Capital(7)	4,220,258	5.68%
One Sansome Street, Suite 1810 San Francisco, CA 94104

Named Executive Officers and Directors
Christopher Aker(8)	265,112	*
David Baltimore, Ph.D. (9)	91,479	*
Cris Calsada(10)	174,583	*
Kathryn J. Collier(11)	93,294	*
Joseph P. Hagan(12)	1,188,211	1.64%
Jake R. Nunn(13)	65,875	*
Stelios Papadopoulos, Ph.D.(14)	4,717,418	6.51%
William H. Rastetter, Ph.D.(15)	775,285	1.07%
Hugh Rosen, M.D., Ph.D. (16)	83,592	*
Simos Simeonidis, Ph.D. (17)	65,875	*
Pascale Witz, MBA, MSc(18)	278,246	*
All current executive officers and directors as a group (12 persons)(19)	7,806,470	10.77%

* Less than one percent.
(1) Consists of an aggregate of 8,519,242 shares of common stock and 6,028,941 shares of common stock issuable upon the exercise of warrants to purchase common stock held collectively by USAA Science & Technology Fund and Victory RS Science and Technology Fund, a Series of Victory Portfolios (the “RS Funds”). RS Investments as the Investment Advisor to the RS Funds may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares of our common stock held by the RS Funds. Shares of common stock beneficially owned by the Victory Funds are owned individually and not jointly. By delegation from each Victory Fund and each Victory Fund’s respective Board of Trustees, Victory Capital has the power to dispose of the securities acting through Chris Clark, a member of its investment franchise, RS Investments Growth, and to vote the securities in accordance with its proxy voting policy through its proxy committee, which is composed of seven individuals.
(2) Consists of an aggregate of 1,851,851 shares of common stock, 6,083,471 shares of common stock issuable upon the exercise of warrants to purchase common stock and 4,231,620 shares of common stock issuable upon the conversion of

Class A-2 convertible preferred stock held collectively by Sarissa Capital Offshore Master Fund LP, or Sarissa Offshore, Sarissa Capital Catapult Fund LLC, or Sarissa Catapult, and Sarissa Capital Hawkeye Fund LP, or Sarissa Hawkeye, or, collectively, the Sarissa Funds. Sarissa Capital Management LP, or Sarissa Capital, as the Investment Advisor to the Sarissa Funds may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares of our common stock held by the Sarissa Funds. By virtue of his positions as the Chief Investment Officer of Sarissa Capital and as the managing member of Sarissa Capital’s general partner and as controlling the ultimate general partner of each of the Sarissa Funds, Alexander J. Denner, Ph.D. may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares of our common stock by the Sarissa Funds. Each Sarissa Reporting Person disclaims beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest therein.
(3) Consists of 6,451,057 shares of common stock and 258,136 shares of common stock issuable upon the exercise of warrants to purchase common stock, collectively, the GEO Shares, held by Growth Equity Opportunities Fund V, LLC, or GEO. New Enterprise Associates 16, L.P., or NEA 16, is the sole member of GEO, NEA Partners 16, L.P., or NEA Partners 16, is the sole general partner of NEA 16 and NEA 16 GP, LLC, or NEA 16 LLC, is the sole general partner of NEA Partners 16. Peter J. Barris, Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Mohamad H. Makhzoumi, Joshua Makower, David M. Mott, Scott D. Sandell, Peter W. Sonsini and Paul Walker, or, collectively, the Managers, are the managers of NEA 16 LLC. The persons named herein are referred to individually herein as a NEA Reporting Person and collectively as the NEA Reporting Persons. GEO is the record owner of the GEO Shares. As the sole member of GEO, NEA 16 may be deemed to own beneficially the GEO Shares. As the general partner of NEA 16, NEA Partners 16 may be deemed to own beneficially the GEO Shares. As the sole general partner of NEA Partners 16, NEA 16 LLC may be deemed to own beneficially the GEO Shares. Each of the Managers of NEA 16 LLC may be deemed to own beneficially the GEO Shares. The number of shares beneficially owned by the NEA Reporting Persons in the aggregate is limited by beneficial ownership limitations applicable to the warrants and shares of Class A-1, Class A-2 and Class A-3 convertible preferred stock held by GEO, which limit the number of shares the NEA Reporting Persons can beneficially own to a maximum of 9.99% of our outstanding common stock. As a result of such limitations, the number of shares beneficially owned does not include up to an aggregate of 17,693,822 shares of common stock issuable upon the exercise of warrants and 2,567,000 shares of common stock issuable upon the conversion of our Class A-1 convertible preferred stock, 9,009,000 shares of common stock issuable upon the conversion of Class A-2 convertible preferred stock and 2,587,070 shares of common stock issuable upon the conversion of Class A-3 convertible preferred stock held by GEO. Each NEA Reporting Person disclaims beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest therein.
(4) Consists of an aggregate of 5,988,932 shares of common stock and 771,552 shares of common stock issuable upon the exercise of warrants to purchase common stock held collectively by (i) Biotechnology Value Fund, LP, or BVF, (ii) Biotechnology Value Fund II, LP, or BVF II, (iii) Biotechnology Value Trading Fund OS, L.P., or BVFOS, and (v) MSI BVF SPV, L.L.C., or MSI, and, collectively, the BVF Investment Entities. BVF Partners L.P., or BVF Partners, is the general partner of BVF, BVF II and BVFOS and the investment advisor of MSI and may be deemed to beneficially own the shares held by the BVF Investment Entities. BVF, Inc., as the general partner of BVF Partners, may be deemed to beneficially own the shares beneficially owned by BVF Partners. Mark Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares beneficially owned by BVF, Inc. The number of shares beneficially owned by BVF Partners in the aggregate is limited by beneficial ownership limitations applicable to the exercise of warrants held by the BVF Investment Entities, which limit the number of shares BVF Partners can beneficially own after the exercise of warrants and conversion of shares of convertible preferred stock to a maximum of 9.99% of our outstanding common stock. As a result of such limitations, the number of shares beneficially owned does not include up to an aggregate of 10,659,455 shares of common stock issuable upon the exercise of warrants held by the BVF Investment Entities.
(5) Consists of an aggregate of 3,215,436 shares of common stock and 2,411,577 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Point72 Associates, LLC, or Point72 Associates. Point72 Asset Management, L.P. maintains investment and voting power with respect to the securities held by certain investment funds it manages, including Point72 Associates. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P. Mr. Steven A. Cohen controls each of Point72 Associates and Point72 Asset Management, L.P. and Point72 Capital Advisors, Inc and may be deemed to beneficially own the shares held of record by Point72 Associates. By reason of the provisions of Rule 13d-3 of the Exchange Act, each of Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., and Mr. Cohen may be deemed to beneficially own the securities held of record by Point72 Associates reflected herein. Each of Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., and Mr. Cohen disclaims beneficial ownership of any such securities.
(6) Consists of 4,557,581 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Altium Growth Fund, LP, or Altium Growth. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities owned by, Altium Growth. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Altium Growth. Each of Altium Capital Management, LP and Altium Growth GP, LLC, or, together, Altium, shares voting and disposal power over the shares.

(7) Consists of an aggregate of 2,411,576 shares of common stock and 1,808,682 shares of common stock issuable upon the exercise of warrants to purchase common stock held collectively by Atom Master Fund LP, Asymmetry Global Healthcare Fund, L.P. Portland House Partners, Preclude Opportunity Fun and Asymmetry Global Healthcare (Master) Fund, Ltd., the Asymmetry Funds. Asymmetry Capital Management, LP, or Asymmetry Management, as the Sub-Advisor to Atom, Portland and Prelude, may be deemed to have the shared power to dispose or direct the disposition of the shares of our common stock held by Atom, Portland and Prelude and the shared power to vote or direct the vote of the shares held by Prelude. Craig Fischer, as General Counsel and Chief Compliance Officer of Atom, has power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares of our common stock held by Atom. Tim Collins, as President of Portland, has power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares of our common stock held by Portland. Chris Zellner, as COO of Asymmetry Management, Asymmetry Global and Asymmetry Master, has shared power to dispose or direct the disposition of the shares held by the Asymmetry Funds and shared power to vote or direct the vote of the shares held by Asymmetry Global, Prelude and Asymmetry Master.
(8) Consists of 41,207 shares of common stock held by Mr. Aker and 221,498 shares that Mr. Aker has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options and 2,407 shares that Mr. Aker will acquire upon the vesting of RSUs.
(9) Consists of 25,604 shares of common stock held by Dr. Baltimore and 65,875 shares that Dr. Baltimore has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(10) Consists of 174,583 shares that Ms. Calsada has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(11) Consists of 27,419 shares of common stock held by Ms. Collier and 65,875 shares that Ms. Collier has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(12) Consists of (i) 233,454 shares of common stock held by Joseph P. Hagan and 728,329 shares that Mr. Hagan has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options and 11,174 shares that Mr. Hagan will acquire upon the vesting of RSUs, and (ii) 138,804 shares of common stock issuable upon the exercise of warrants and 75,850 shares of common stock upon the conversion of Class A-2 preferred stock to purchase common stock held by PENSCO Trust Company LLC Custodian FBO Joseph Hagan IRA, or PENSCO. Mr. Hagan is the economic beneficiary and may be deemed to be the beneficial owner of the shares held by PENSCO.
(13) Consists of 65,875 shares of common stock that Mr. Nunn has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(14) Consists of 2,839,707 shares of common stock and 1,811,836 shares of common stock issuable upon the exercise of warrants to purchase common stock and 65,875 shares that Dr. Papadopoulos has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(15) Consists of 390,581 shares of common stock and 318,829 shares of common stock issuable upon the exercise of warrants to purchase common stock, and 65,875 shares that Dr. Rastetter has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options held by The Rastetter Family Trust, or the Rastetter Trust. Dr. Rastetter is trustee of the Rastetter Trust and may be deemed to be the beneficial owner of the shares held by the Rastetter trust.
(16) Consists of 17,717 shares of common stock held by Dr. Rosen and 65,875 shares that Dr. Rosen has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(17) Consists of 65,875 shares of common stock that Dr. Simeonidis has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(18) Consists of 47,341 shares of common stock, 97,330 shares of common stock issuable upon the exercise of warrants to purchase common stock, 67,700 shares of common stock upon the conversion of Class A-2 preferred stock held by Pascale Witz and 65,875 shares of common stock that Ms. Witz has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.
(19) Includes all shares described in notes (8) through (18) above. Also, represents 7,500 shares of common stock that one other executive officer has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.

Item 13.        Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related-person transactions.” A “related-person transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end of the last two completed fiscal years.

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

We describe below transactions and series of similar transactions, since January 1, 2019 with respect to which we were a party, will be a party, or otherwise benefited, in which:

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

Private Placement Financing Transaction

On May 3, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue shares of common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings (collectively, the “Private Placement”).
In May 2019, we completed the initial closing of the Private Placement (the “Initial Closing”) pursuant to which we sold and issued (i) 9,730,534 shares of common stock and accompanying warrants to purchase up to an aggregate of 9,730,534 shares of common stock at a combined purchase price of $1.205 per share, and (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock, in lieu of shares of common stock, at a price of $10.80 per share, and accompanying warrants to purchase an aggregate of 4,158,980 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-1 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $1.08 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. In December 2019, following our announcement of our plan to recommence our Phase 1 MAD study of RGLS4326 in the first quarter of 2020, we completed a second and final closing under the Purchase Agreement (the “Milestone Closing”), pursuant to which we sold and issued (i) 3,288,390 shares of non-voting Class A-2 convertible preferred stock, in lieu of shares of common stock, at a price of $6.66 per share, and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of the non-voting Class A-2 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, pursuant to proportional adjustments in the event of stock splits or combinations or similar events.

The participants in the Private Placement included the following executive officers, directors and holders of more than five percent of our common stock or entities affiliated with them. The following table sets forth the aggregate number of shares of common stock, Class A-1 convertible preferred stock and warrants to purchase common stock issued to these related parties in the Initial Closing and Class A-2 convertible preferred stock and warrants issued to these related parties in the Milestone Closing of the Private Placement. The aggregate shares and warrants set forth below reflect the number issued at the time of the Initial Closing and the Milestone Closing and do not reflect any subsequent conversions:

Name of Related Person	Common Stock Issued in the Initial Closing	Warrants Issued in the Initial Closing	Class A-1 Convertible Preferred Stock Issued in the Initial Closing	Class A-2 Convertible Preferred Stock Issued in the Milestone Closing	Warrants Issued in the Milestone Closing	Aggregate Purchase Price of Common Stock, Warrants and Preferred Stock Purchased in the Private Placement
Entities affiliated with New Enterprise Associates, Inc.	1,136,704	3,703,704	256,700	900,900	9,009,000	$ 11,589,087.72
Entities affiliated with BVF Partners, L.P.	1,000,592	2,592,572	159,198	630,628	6,306,280	$ 8,112,356.33
Entities affiliated with Sarissa Capital Management LP (1)	1,851,851	1,851,851	—	423,162	4,231,620	$ 5,578,701.75
Altium Growth Fund, LP	1,327,801	1,327,801	—	322,978	3,229,780	$ 4,154,759.79
Entities affiliated with EcoR1 Capital, LLC	1,111,110	1,111,110	—	253,897	2,538,970	$ 3,347,220.08
Samsara BioCapital, L.P.	1,111,111	1,111,111	—	253,897	2,538,970	$ 3,347,221.29
Stelios Papadopoulos, Ph.D. Chairman of the Board	370,370	370,370	—	84,632	846,320	$ 1,115,739.63
Joseph P. Hagan(2) President, Chief Executive Officer and Directo	33,194	33,194	—	7,585	75,850	$ 99,996.93
William H. Rastetter(2) Director	92,889	92,889	—	22,594	225,940	$ 290,653.39
Pascale Witz Director	29,630	29,630	—	6,770	67,700	$ 89,259.17

(1) Dr. Simeonidis, a director of the Company, is a partner at Sarissa Capital Management.
(2) Securities purchased or to be purchased through an affiliated investment entity.

On December 1, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue shares of common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings (collectively, the “Private Placement”).

In December 2020, we completed the initial closing of the Private Placement (the “2020 Closing”) pursuant to which we sold and issued (i) 24,341,607 shares of common stock and accompanying warrants to purchase up to an aggregate of 18,256,204 shares of common stock at a combined purchase price of $0.7464 per share (the combined purchase price for officers and directors of the Company was $0.7551), and (ii) 272,970 shares of non-voting Class A-3 convertible preferred stock, in lieu of shares of common stock, at a price of $6.22 per share, and accompanying warrants to purchase an aggregate of 2,047,276 shares of common stock at a price of $0.125 for each share of common stock underlying such warrants. Each share of non-voting Class A-3 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $0.7464 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events.

The participants in the Private Placement included the following executive officers, directors and holders of more than five percent of our common stock or entities affiliated with them. The following table sets forth the aggregate number of shares of common stock, Class A-3 convertible preferred stock and warrants to purchase common stock issued to these related parties in the 2020 Closing. The aggregate shares and warrants set forth below reflect the number issued at the time of the 2020 Closing and do not reflect any subsequent conversions:

Name of Related Person	Common Stock Issued in the 2020 Closing	Warrants Issued in the 2020 Closing	Class A-3 Convertible Preferred Stock Issued in the Initial Closing	Aggregate Purchase Price of Common Stock, Warrants and Preferred Stock Purchased in the Private Placement
Entities affiliated with New Enterprise Associates, Inc.	4,398,602	5,239,254	258,707	$ 4,999,994.73
Entities affiliated with BVF Partners, L.P.	3,233,577	2,532,155	14,263	$ 2,416,520.13
Stelios Papadopoulos, Ph.D. Chairman of the Board	793,528	595,146	—	$ 574,395.24
Joseph P. Hagan(1) President, Chief Executive Officer and Director	39,680	29,760	—	$ 28,722.37

(1) Securities purchased or to be purchased through an affiliated investment entity.

Alliance and Collaboration Agreements

Sanofi

In February 2014, we amended and restated our 2012 amended and restated license and collaboration agreement with Sanofi, a greater than 5% stockholder of the Company, extending our strategic alliance with Sanofi. Aventisub LLC (formerly Aventis Holdings Inc.) concurrently made a $10.0 million investment in our common stock at a purchase price of $7.67 per share, representing the average of the daily volume weighted average price per share of our common stock during the 30 trading days ending on the date immediately preceding the date of the investment. In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we are eligible to receive approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We are also eligible to receive up to $40.0 million in development milestone payments. In addition, Sanofi has agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. We and Sanofi also agreed to a general release of claims against each other for any claims that arose at any time prior to the date of the 2018 Sanofi Amendment, or that thereafter could arise based on anything that occurred prior to the date of the 2018 Sanofi Amendment. In November 2018, we received $2.5 million of the approximately $6.8 million in Upfront Amendment Payments under the 2018 Sanofi Amendment. In March 2019, we received $1.8 million in payment of materials purchased by Sanofi from us related to the RG-012 program. We have received approximately $16.8 million in upfront payments, payment for program-related materials and interim enrollment milestones. We are also eligible to receive a $30.0 million development milestone payment.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following nine directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Baltimore, Ms. Collier, Dr. Huang, Mr. Nunn, Dr. Papadopoulos, Dr. Rastetter, Dr. Rosen, Dr. Simeonidis and Ms. Witz. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Item 14.        Principal Accounting Fees and Services

AUDIT AND ALL OTHER FEES

The following table represents aggregate fees incurred by the Company for the fiscal years ended December 31, 2020 and December 31, 2019, by Ernst & Young LLP (“Ernst & Young”), the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2020	2019
	(in thousands)
Audit Fees(1)	$305	$359
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	104	—
Total Fees	$409	$359

(1) Audit fees consist of fees incurred for professional services by Ernst & Young for audit and quarterly review of our financial statements and review of our registration statements on Form S-3 and Form S-8, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

In connection with the audit of each of the 2020 and 2019 financial statements, the Company entered into engagement agreements with Ernst & Young, which sets forth the terms by which Ernst & Young will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.

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

3.5
Certificate of Designation of Preferences, Rights and Limitations of Class A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-35670) filed with the SEC on December 4, 2020).

3.6
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

3. 7
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

3.8	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on From 10-K (File No. 001-35670), filed with the SEC on) March 12, 2020).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

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

10.13*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2019.

10.14*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2020.

10.15*
Employment Agreement between the Registrant and Christopher Aker, dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.16*
Offer Letter Agreement, dated July 29, 2019, by and between the Registrant and Cris Calsada (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670, filed with the SEC on July 30, 2019).

10.17*
Employment Agreement between the Registrant and Cris Calsada, dated August 30, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

10.18*	Employment Agreement between the Registrant and Denis Drygin, dated August 3, 2020.

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

10.26†
First Amendment to Second Amended and Restated Collaboration and License Agreement, dated November 5, 2018, by and between the Registrant and Sanofi (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.27††
Second Amendment to Second Amended and Restated Collaboration and License Agreement, dated August 25, 2020, by and among the Registrant and Sanofi (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 5, 2020).

10.28
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

10.29
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.30††	Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC

10.31†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.32
Fourth Amendment to Loan and Security Agreement, dated November 5, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.33
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.34
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

10.36
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.37
Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and among the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2020).

10.38
Tenth Amendment to Loan and Security Agreement, dated August 25, 2020, by and among the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 5, 2020).

10.39
Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC. (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.40
Agreement, dated February 19, 2019, by and between the Registrant and Nitto Biopharma, Inc. (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.41
Second Amendment to Lease Agreement, dated February 25, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.42
Lease Agreement, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2019).

10.43
First Amendment to Lease, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2019).

10.44	Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 44 LLC.

10.45	Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc.

10.46
Common Stock Sales Agreement, dated December 12, 2018, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 12, 2018).

10.47
Securities Purchase Agreement, dated May 3, 2019, by and among the Registrant and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.48
Securities Purchase Agreement, dated December 1, 2020, by and among the Registrant and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670) filed with the SEC on December 4, 2020).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

† We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

†† Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

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

Regulus Therapeutics Inc.
Date: March 9, 2021	By:	/s/ Joseph P. Hagan
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

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 9, 2021

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 9, 2021

/s/ Daniel J. Penksa	Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 9, 2021

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 9, 2021

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 9, 2021

/s/ Kathryn Collier
Kathryn Collier	Director	March 9, 2021

/s/ Alice Huang
Alice Huang, Ph.D.	Director	March 9, 2021

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 9, 2021

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 9, 2021

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 9, 2021

/s/ Simos Simeonidis
Simos Simeonidis, Ph.D.	Director	March 9, 2021

/s/ Pascale Witz
Pascale Witz	Director	March 9, 2021