Form 10-Q
period 2021-03-31
Regulus Therapeutics Inc.
filed 2021-05-14
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35670

Regulus Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4224 Campus Point Court, Suite 210	92121
San Diego
CA
(Address of Principal Executive Offices)	(Zip Code)
858-202-6300
(Registrant’s Telephone Number, Including Area Code)
10628 Science Center Drive, Suite 225, San Diego, CA 92121
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 74,923,660 shares of Common Stock ($0.001 par value) outstanding.

REGULUS THERAPEUTICS INC.

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part II, Item 1A of this Quarterly Report and should be carefully considered, together with other information in this Quarterly Report before making investment decisions regarding our common stock.

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

•Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, which is currently subject to a state executive order, and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

•We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,597	$31,087
Restricted cash	62	—
Contract and other receivables	72	503
Prepaid materials, net	3,314	3,314
Prepaid expenses and other current assets	1,492	1,826
Total current assets	36,537	36,730
Property and equipment, net	219	472
Intangibles, net	116	125
Right of use asset	2,969	253
Other assets	—	24
Total assets	$39,841	$37,604
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$810	$535
Accrued liabilities	620	581
Accrued research and development expenses	726	1,097
Accrued compensation	802	1,743
Current portion of term loan, less debt issuance costs	4,657	4,652
Other current liabilities	2,249	2,970
Total current liabilities	9,864	11,578
Lease liability, less current portion	2,866	—
Total liabilities	12,730	11,578
Commitments and Contingencies	—	—
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at March 31, 2021 (unaudited) and December 31, 2020.	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,338,417 and 1,416,453 shares authorized, issued, and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at March 31, 2021 (unaudited) and December 31, 2020	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 74,689,132 and 67,432,712 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	75	67
Additional paid-in capital	460,092	453,002
Accumulated deficit	(433,058)	(427,045)
Total stockholders’ equity	27,111	26,026
Total liabilities and stockholders’ equity	$39,841	$37,604

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
	(Unaudited)
Revenues:
Revenue under collaborations	$—	$6
Total revenues	—	6
Operating expenses:
Research and development	3,320	3,119
General and administrative	2,478	2,422
Total operating expenses	5,798	5,541
Loss from operations	(5,798)	(5,535)
Other income (expense):
Interest and other income	1	79
Interest and other expense	(216)	(489)
Loss before income taxes	(6,013)	(5,945)
Income tax benefit	—	8
Net loss and comprehensive loss	$(6,013)	$(5,937)
Net loss per share, basic and diluted	$(0.08)	$(0.25)
Weighted average shares used to compute basic and diluted net loss per share	71,290,918	24,064,373
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	16,902	—	—	—	—
Issuance of common stock upon exercise of options	—	—	26,770	—	26	—	26
Issuance of common stock upon exercise of warrants	—	—	2,418,681	3	663	—	666
Issuance of common stock through ATM	—	—	4,009,585	4	5,709	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,122	—	2	—	2
Conversions of convertible preferred stock	(78,036)	—	780,360	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	74,689,132	$75	$460,092	$(433,058)	$27,111

Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	7	(6)	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$28	$432,123	$(417,252)	$14,902

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2021	2020
	(Unaudited)
Operating activities
Net loss	$(6,013)	$(5,937)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	335	126
Stock-based compensation	691	823
Other	10	105
Change in operating assets and liabilities:
Contracts and other receivables	432	466
Prepaid expenses and other assets	356	264
Accounts payable	275	(291)
Accrued liabilities	14	(182)
Accrued research and development expenses	(371)	125
Accrued compensation	(941)	(1,144)
Operating lease right-of-use assets and liabilities, net	90	(36)
Contract liabilities	—	(6)
Other liabilities	(589)	(315)
Net cash used in operating activities	(5,711)	(6,002)
Investing activities
Purchases of property and equipment	(53)	—
Net cash used in investing activities	(53)	—
Financing activities
Proceeds from issuance of common stock, net	6,382	1
Proceeds from exercise of common stock options	26	—
Payments on financing leases	(72)	(68)
Net cash provided by (used in) financing activities	6,336	(67)
Net increase (decrease) in cash and cash equivalents	572	(6,069)
Cash and cash equivalents at beginning of period	31,087	34,121
Cash and cash equivalents at end of period	$31,659	$28,052
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,597	$28,052
Restricted cash included in other assets	62	—
Total cash, cash equivalents and restricted cash	$31,659	$28,052
Supplemental disclosure of cash flow information
Interest paid	$(109)	$(384)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$24	$—
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020, from which the balance sheet information herein was derived.

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $490.5 million. As of March 31, 2021, we had approximately $31.6 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2021 and December 31, 2020, due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. In the first quarter of 2021, we received a waiver from the Lender (as defined below) with respect to noncompliance with a covenant under the Loan Agreement (as defined below). We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-Q.
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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The adoption of this standard on January 1, 2021 did not impact our financial statements or disclosures.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 27,741,065 for the three months ended March 31, 2021, consisting of convertible preferred stock, stock options and restricted stock units, and 36,680,830 for the three months ended March 31, 2020, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of March 31, 2021 and December 31, 2020, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair value as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$24,902	$24,902	$—	$—
	$24,902	$24,902	$—	$—

	Fair value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$26,901	$26,901	$—	$—
	$26,901	$26,901	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Debt
Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, (the “Lender”), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs, on June 22, 2016 (the "Term Loan").
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

The Loan Agreement was amended eight times between October 2017 through May 2019. On May 1, 2020 we entered into a ninth amendment to the Term Loan with the Lender (the “Ninth Amendment”). Pursuant to the terms of the Ninth Amendment, (i) the approximately $0.7 million of loan proceeds (the "PPP Loan") we received under the Paycheck Protection Program ("PPP") was included as permitted indebtedness under the terms of the Term Loan, (ii) we agreed to apply for forgiveness of the maximum amount of PPP Loan permissible in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and use best efforts to cause not less than $0.5 million of the PPP Loan to be forgiven by the PPP Loan lender on or before September 30, 2020 and (iii) we agreed not to amend any material provision in any document relating to the PPP Loan nor make any prepayment of the PPP Loan unless such prepayment is necessary or advisable due to change in the applicable law or guidance issued by the U.S. Small Business Administration (“SBA”).

On August 25, 2020 we entered into a tenth amendment to the Term Loan with the Lender (the "Tenth Amendment"). Pursuant to the terms of the Tenth Amendment, we are eligible for up to an additional seven months of interest only payments in the event we paid down $10.0 million in loan principal before April 30, 2021 (the "Principal Paydown Event"). In the event the Principal Paydown Event did not occur by April 30, 2021, we would make principal and accrued interest payments, in arrears, commencing May 1, 2021, in accordance with the terms of the Eighth Amendment. If the Principal Paydown Event occurred after April 30, 2021 but on or before July 31, 2021, we would recommence an extended interest only payment period through December 31, 2021. In the event we received the additional interest only period, principal and accrued interest payments would recommence on January 1, 2022.

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

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which the Lender currently has a positive lien, and certain assets under finance lease obligations. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. During the first quarter of 2021, we received a waiver from the Lender with respect to noncompliance with a covenant under the Loan Agreement. As of the date of the filing of this Form 10-Q, we are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-Q.
As of March 31, 2021, $4.7 million was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (presented in other current liabilities on our balance sheet at March 31, 2021). We had less than $0.1 million of debt issuance costs outstanding as of March 31, 2021, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of March 31, 2021, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

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

We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and are seeking forgiveness in accordance with the program. The $0.7 million proceeds from the PPP Loan is presented in other current liabilities on our balance sheet at March 31, 2021.
6. Stockholders’ Equity

Common Stock

As of March 31, 2021, there were 74,689,132 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. As of December 31, 2020, 868,432 shares of common stock were available for new equity award grants under the 2019 Plan and 6,847,361 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of December 31, 2020. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing of the May 2019 SPA. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors.

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

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolves to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019, we make a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we may sell and the Purchasers may purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, "Milestone Securities"). On December 15, 2019, the Company's Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

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

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the 2019 SPA and 2020 SPA for the quarters ended March 31, 2021 and 2020 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2020	257	1,416	259	66,038	—
Conversions/Exercises	—	(78)	—	(3,920)	3,199
Balance at March 31, 2021	257	1,338	259	62,118

Balance at December 31, 2019	416	3,288	—	46,774	—
Conversions/Exercises	—	(656)	—	—	6,567
Balance at March 31, 2020	416	2,632	—	46,774

ATM Offering
On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 4,009,585 shares were sold and settled for proceeds of $5.8 million (net of $0.2 million in commissions) under the ATM Offering during the three months ended March 31, 2021. No shares were sold under the ATM Offering during the three months ended March 31, 2020. At March 31, 2021, approximately $28.9 million remained eligible to be drawn down under the ATM Offering.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2021 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	13,384
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
2019 PIPE Initial Closing warrants	12,778
2019 PIPE Milestone Closing warrants	30,845
2020 PIPE warrants	18,495
Common stock options outstanding	9,186
RSUs outstanding	17
Common stock available for future grant under 2019 Equity Incentive Plan	1,841
Employee Stock Purchase Plan	267
Total common shares reserved for future issuance	91,967
The following table summarizes our stock option and RSU activity (together Stock Awards) under all equity incentive plans for the three months ended March 31, 2021 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2020	6,813	$1.10	34	$1.50
Granted	2,586	$1.59	—	$—
Exercised (options) or Vested (RSUs)	(27)	$0.97	(17)	$1.50
Canceled/forfeited/expired	(186)	$1.24	—	$—
Stock Awards outstanding at March 31, 2021	9,186	$1.23	17	$1.50

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2021	2020
Stock options
Risk-free interest rate	0.9%	1.4%
Volatility	95.7%	95.4%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	1.0%	1.4%
Volatility	95.7%	95.4%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.1%	1.4%
Volatility	101.3%	105.9%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$181	$157
General and administrative	510	666
Total	$691	$823
7. Collaborations
Revenue recognized from our strategic collaborations was zero and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “2014 Sanofi Amendment”) to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the 2014 Sanofi Amendment, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for hepatocellular carcinoma (“HCC”). We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. If Sanofi chooses to exercise its option on any of these programs, Sanofi would reimburse us for a significant portion of our preclinical and clinical development costs and would also pay us an option exercise fee for any such program, provided that $1.25 million of the $2.5 million upfront option fee paid to us by Sanofi in connection with the June 2013 option agreement will be creditable against such option exercise fee. We are eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and will have the right to co-promote these products relating to our preclinical program targeting miR-221/222. As indicated below, we entered into an additional amendment with Sanofi in November 2018, under which Sanofi's opt-in rights to our miR-21 programs under the 2014 Sanofi Amendment were relinquished. Sanofi's opt-in rights with regard to our miR-221/222 preclinical program under the 2014 Sanofi Amendment remained unchanged.
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
As of March 31, 2021, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.
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
On June 19, 2019, we entered into a lease agreement (the “Prior Lease”) with ARE SD Region No.44 LLC ("Landlord") for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “Prior Premises”). The commencement date of the Prior Lease was July 1, 2019 (the “Prior Commencement Date”). We used the Prior Premises as our principal executive offices and as a laboratory for research and development and other related uses. The term of the Prior Lease (the “Prior Initial Term”) was two years, six months, ending December 31, 2021. The base rent payments due for the Prior Premises are $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.
On July 1, 2019, we recorded a $0.8 million lease liability for the Prior Lease, which was calculated as the present value of future lease payments to be made under the Prior Lease. A $0.6 million ROU asset was also recorded on July 1, 2019, which represents the difference between the lease liability and the remaining $0.2 million deferred credit for the reduction of the lease liability under the operating lease agreement with Landlord dated February 25, 2019.
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026 (assuming an April 15, 2021 commencement date). The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building.

On February 11, 2021, concurrently with entry into the Campus Point Lease, we entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Turning Point Therapeutics, Inc. (“Assignee”) and a Consent to Assignment (the "Consent") with Landlord. Pursuant to the Assignment Agreement, we will assign all rights, title, and interest under the New Lease to Assignee and delivered the New Premises to Assignee on April 22, 2021. Pursuant to the Assignment Agreement, Assignee paid us $60,000 in non-refundable assignment consideration. Additionally, the Consent stipulates that we were not required to pay a fee pursuant to the Prior Lease in connection with the assignment.

The execution of the Campus Point Lease, Consent, and Assignment Agreement resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the three contracts with Campus Point Landlord in combination, as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. We accounted for a $0.2 million reduction in the lease liability for the Prior Lease as a deferred credit that is amortized as a reduction to rent expense over the term of the Campus Point Lease. A lease liability of less than $0.1 million and ROU asset of less than $0.1 million remained with respect to the Prior Lease as of March 31, 2021, and will amortize through April 30, 2021. On February 11, 2021, we recorded a $3.2 million lease liability for the Campus Point Lease, which was calculated as the present value of future lease payments to be made under the Campus Point Lease. A $3.0 million ROU asset was also recorded on February 11, 2021, which represents the difference between the lease liability and the $0.2 million deferred credit for the reduction of the lease liability under the Prior Lease.

Our future lease payments under operating leases at March 31, 2021 are as follows (in thousands):

Operating Leases
Remaining 2021	$359
2022	754
2023	776
2024	800
Thereafter	1,101
Total lease payments	$3,790
Less: amount representing interest	(567)
Present value of obligations under leases	3,223
Less: current portion	(357)
Long-term lease obligations	$2,866
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report, filed with the Securities and Exchange Commission on March 9, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
Since our inception through March 31, 2021, we have received $368.9 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2021, we had cash and cash equivalents of $31.6 million.
Development Stage Pipeline

We currently have two programs in clinical development.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the investigational new drug application ("IND"), were completed in the second quarter of 2019. Sanofi is currently enrolling patients into a Phase 2 clinical trial, with sites in the United States, Europe, Australia and China.
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

In January 2019, we submitted a comprehensive data package for RGLS4326 to the U.S. Food and Drug Administration ("FDA") that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to re-initiate the MAD study and further proceed into studies of extended duration (the “FDA Partial Clinical Hold Letter”). The additional data requirements were outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019, FDA lifted the partial clinical hold on the MAD study. In February 2020, we recommenced the MAD study and in August 2020 completed treatment and follow-up. RGLS4326 was well-tolerated with no serious adverse events reported. Results show that plasma exposure is dose proportional. In July 2020, the FDA granted orphan drug designation to RGLS4326 for the treatment of ADPKD.

In February 2021, we completed enrollment in the first cohort of a Phase 1b clinical study for RGLS4326 in patients with ADPKD (the “Phase 1b”). The Phase 1b is an adaptive design, open-label, multiple dose study in up to three cohorts of patients with ADPKD. The study is designed to evaluate the safety, pharmacokinetics, and changes in levels of polycistin 1 ("PC1") and polycistin 2 ("PC2") in patients with ADPKD administered RGLS4326 every other week for a total of four doses. The dose level for the first cohort is 1 mg/kg of RGLS4326 and the dose level for the second cohort is 0.3 mg/kg. The third and final cohort will be dosed at a level to be determined based on the results of the first two cohorts. In May 2021, we announced top-line results from the first cohort of patients with ADPKD in our ongoing Phase 1b clinical trial of RGLS4326.

In the first cohort, nine patients were enrolled and received 1 mg/kg of RGLS4326 subcutaneously every other week for four doses. Safety, pharmacokinetics, and certain disease related biomarkers were evaluated through the course of the study. The biomarkers included: PC1 and PC2, kidney injury marker 1, neutrophil gelatinase-associated lipocalin ("NGAL"), as well as urea and creatinine and were chosen to evaluate changes in disease related measures.

Measured levels of PC1 and PC2 increased greater than 50% and 20%, respectively, by the end of study compared to baseline levels. We believe these initial data demonstrate that RGLS4326 engages the target miR-17 leading to increased expression of the PKD1 and PKD2 genes and the resultant increases in measured polycystin levels. Measured levels of PC1 and PC2 have been shown to inversely correlate with disease severity and are believed to be directly linked to the underlying genetic drivers of the disease. The overall trend in polycystin showed increasing levels of both PC1 and PC2 over time with a sustained effect suggesting less frequent dosing could be utilized. Importantly, at the time of the analysis, patient mutational status was not known and may further contribute to understanding differences in response rates. Approximately 85% of patients with ADPKD are reported to have a mutation in the PKD1 gene, while the remaining 15% have a mutation in the PKD2 gene. Additionally, the PKD1 gene has one predicted binding site for miR-17 while the PKD2 gene has two predicted binding sites for miR-17, potentially contributing to different response rates between the biomarkers.

RGLS4326 was well tolerated by all nine patients with no serious adverse events reported. All reported adverse events were mild and generally transient in nature.

Overall, the pharmacokinetic profile of RGLS4326 in patients with ADPKD was similar to that observed in a prior healthy volunteer study. Concentrations of RGLS4326 in plasma were greater in patients (Cmax ~ 3 ug/mL) relative to healthy volunteers (Cmax ~ 2 ug/mL), suggesting a lower dose in patients could achieve the desired exposure in the kidney, the target organ of interest.

Additional non-clinical studies initiated last year in mice and non-human primates to further characterize the PK properties of RGLS4326 have also been completed. The RGLS4326 IND is currently on a partial clinical hold for treatment of extended duration beyond the current Phase 1b study until the second set of requirements outlined by FDA have been satisfactorily addressed. We intend to use information from the Phase 1 clinical studies, including the first cohort of the Phase 1b together with information from the recently completed additional nonclinical studies generated in 2020, in our plan to address the second set of requirements outlined in the FDA Partial Clinical Hold Letter to support studies of extended duration. We plan to discuss our approach to addressing the remaining partial clinical hold requirements with FDA in mid-2021.

Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. We also have early discovery programs investigating additional microRNA targets for infectious diseases, immunology, oncology and indications for which there is microRNA dysregulation or in disease settings where the host microRNAs are essential for the replication and/or survival of the pathogen.

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

Cell Therapies program: Cell therapies have been approved to treat a variety of hematological malignancies. Targeting solid tumors, however, has proven challenging for cell therapies due to various factors including the immune-suppressive effect of the tumor microenvironment ("TME"). We believe that ex vivo modulation of microRNA may enable cell therapy approaches to overcome the effects of the TME and address other challenges faced by cell therapies. We have demonstrated that targeting microRNA ex vivo can improve certain characteristics of engineered cells including improved in vitro expansion, effector function, cytokine production, as well as resistance to exhaustion induced by tonic signaling. We are pursuing multiple applications of microRNA technology in a variety of cell therapies. We are seeking a partner to collaborate on this program.

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
Since our inception, we have incurred a total of approximately $376.7 million in research and development expenses through March 31, 2021.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2020. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Revenue under collaborations	$—	$6
Research and development expenses	3,320	3,119
General and administrative expenses	2,478	2,422
Interest and other expenses, net	(215)	(410)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue under our collaboration with Sanofi was zero and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2021	% of total	Three months ended March 31, 2020	% of total	$	%
Research and development
Personnel and internal expenses	$1,520	46%	$1,295	41%	$225	17%
Third-party and outsourced expenses	1,288	39%	1,548	50%	(260)	(17)%
Non-cash stock-based compensation	181	5%	157	5%	24	15%
Depreciation	331	10%	119	4%	212	178%
Total research and development expenses	$3,320	100%	$3,119	100%	$201	6%
Research and development expenses were $3.3 million for the three months ended March 31, 2021, compared to $3.1 million for the three months ended March 31, 2020. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline.
General and administrative expenses
General and administrative expenses were $2.5 million for the three months ended March 31, 2021, compared to $2.4 million for the three months ended March 31, 2020. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other expenses, net
Net interest and other expenses were $0.2 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. These amounts are primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through March 31, 2021, we have received $368.9 million from the sale of our equity and convertible debt securities, $101.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2021, we had cash and cash equivalents of $31.6 million.
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
•the extent to which our PPP Loan is forgiven; and
•payments under our Term Loan.

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(5,711)	$(6,002)
Investing activities	(53)	—
Financing activities	6,336	(67)
Total	$572	$(6,069)
Operating activities
Net cash used in operating activities was $5.7 million for the three months ended March 31, 2021, compared to $6.0 million for the three months ended March 31, 2020. The decrease in net cash used in operating activities was attributable to a $0.4 million change in working capital for the three months ended March 31, 2021, compared to the same period in 2020.
Investing activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2021, compared to zero for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 was attributable to lab equipment purchases.
Financing activities
Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2021, compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 was primarily attributable to proceeds from the issuance of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2021, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in Note 8 Commitments and Contingencies and Note 13 Leases to our financial statements contained in our Annual Report, with the exception of the Campus Point Lease, Assignment Agreement and Consent with Campus Point Landlord concerning our new corporate headquarters and the assignment of our previous corporate headquarters (refer to Note 8 to our condensed financial statements contained in this quarterly report on Form 10-Q).
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of March 31, 2021, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out by the end of 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.
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
Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*
Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
Moreover, the FDA closely regulates the marketing, labeling, advertising and promotion of pharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in significant civil, criminal and administrative penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA made in the physician’s independent medical judgement. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2021, we had approximately $31.6 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan. Additionally, we had $0.7 million of debt obligations outstanding from amounts received under the PPP Loan. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.*
In June 2016, we entered into a Loan Agreement with the Lender. Under the terms of the Loan Agreement, the Lender provided us with a $20.0 million Term Loan. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License Agreement. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in December 2021. We are required to maintain $3.0 million in cash in a collateral account. During the first quarter of 2021, we received a waiver from the Lender with respect to noncompliance with a covenant under the Loan Agreement. We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-Q.
Amounts outstanding under the Term Loan mature on May 1, 2022.
Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $6.0 million for the three months ended March 31, 2021, compared to $5.9 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $433.1 million.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2021, we had 23 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit

upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of March 31, 2021, warrants to exercise an aggregate of 62.1 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of March 31, 2021, an aggregate of 18.5 million shares were issuable upon conversion of shares of our Class A-1, Class A-2 and Class A-3 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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
We have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple other occasions during the last several years, although we have regained compliance in such previous occasions. There can be no assurance that we will continue to maintain compliance with the $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. In the future, if we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with the Lender.

We may be the subject of putative securities class action litigation in the future.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, certain putative class action complaints were filed against us, Paul C. Grint (our former Chief Executive Officer), Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer), Timothy M. Wright (or former Chief Research & Development Officer) and Michael Huang (our former Vice President of Clinical Development) in January 2017 alleging that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. On December 29, 2020, the court entered a final judgment and dismissed the action with prejudice. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On February 8, 2021, our shelf registration statement on Form S-3 (File No. 333-222745) (the “Registration Statement”) expired. On February 10, 2021, and prior to becoming aware of the expiration, we purported to sell, pursuant to our Common Stock Sales Agreement, dated December 12, 2018, with H.C. Wainwright & Co. LLC (the “Sales Agreement”), 311,340 shares of our common stock under the Registration Statement (the “ATM Sales”). Because the Registration Statement was expired at the time of the ATM Sales, those transactions could be deemed an unregistered sale of securities. Consequently, direct purchasers in the ATM Sales transactions may, under Section 5 of the Securities Act, have rescission rights which would entitle them to recover the amount paid for such shares, plus statutory interest. If all of the purchasers in the ATM Sales transactions demanded, and were entitled to, rescission, then we could be obligated to repay approximately $0.5 million plus statutory interest. In addition, the ATM Sales, if deemed an unregistered sale of securities, could expose us to enforcement actions, penalties, or fines by federal or state regulatory authorities.
Since becoming aware of the expiration of the Registration Statement, we have not offered any securities under the Registration Statement, and we will not do so again. We also filed a new shelf registration statement on Form S-3 (File No.

333-254063) (the “New Registration Statement”),which was declared effective on March 17, 2021, pursuant to which we have made, and plan to continue to make, sales of our common stock under the Sales Agreement. By making the foregoing disclosures, we do not intend to imply that we believe we will be subject to rescission, liability, or other actions relating to the matters discussed herein, and we reserve all of our legal rights with respect to such matters.
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

3.6
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

3.7
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

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

10.1
Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670) filed with the SEC on March 9, 2021).

10.2
Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc.(incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-k (File No. 001-35670) filed with the SEC on March 9, 2021).

10.3†
Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated January 1, 2009.

10.4†
Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated June 10, 2010.

10.5†
Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated October 25, 2011.

10.6†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013.

10.7+	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2021.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

+	Indicates management contract or compensatory plan.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: May 13, 2021	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)