Form 10-Q
period 2021-06-30
Regulus Therapeutics Inc.
filed 2021-08-10
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 6, 2021, the registrant had 87,040,335 shares of Common Stock ($0.001 par value) outstanding.

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

•Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

•We may be unable to comply with the applicable continued listing requirements of The Nasdaq Capital Market.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,440	$31,087
Restricted cash	62	—
Contract and other receivables	194	503
Prepaid materials, net	3,269	3,314
Prepaid expenses and other current assets	1,348	1,826
Total current assets	46,313	36,730
Property and equipment, net	284	472
Intangibles, net	105	125
Right of use asset	2,814	253
Other assets	—	24
Total assets	$49,516	$37,604
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,393	$535
Accrued liabilities	477	581
Accrued research and development expenses	762	1,097
Accrued compensation	1,158	1,743
Current portion of term loan, less debt issuance costs	4,662	4,652
Other current liabilities	1,516	2,970
Total current liabilities	9,968	11,578
Lease liability, less current portion	2,720	—
Total liabilities	12,688	11,578
Commitments and Contingencies	—	—
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at June 30, 2021 (unaudited) and December 31, 2020	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 and 1,416,453 shares authorized, issued, and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at June 30, 2021 (unaudited) and December 31, 2020	1	1
Common stock, $0.001 par value; 400,000,000 shares and 200,000,000 authorized at June 30, 2021 and December 31, 2020, respectively; 87,040,335 and 67,432,712 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	87	67
Additional paid-in capital	475,831	453,002
Accumulated deficit	(439,092)	(427,045)
Total stockholders’ equity	36,828	26,026
Total liabilities and stockholders’ equity	$49,516	$37,604

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues:
Revenue under collaborations	$—	$—	$—	$6
Total revenues	—	—	—	6
Operating expenses:
Research and development	4,150	4,242	7,470	7,360
General and administrative	2,488	2,254	4,967	4,676
Total operating expenses	6,638	6,496	12,437	12,036
Loss from operations	(6,638)	(6,496)	(12,437)	(12,030)
Other income (expense):
Interest and other income	821	10	822	89
Interest and other expense	(216)	(461)	(431)	(951)
Loss before income taxes	(6,033)	(6,947)	(12,046)	(12,892)
Income tax (expense) benefit	(1)	—	(1)	8
Net loss and comprehensive loss	$(6,034)	$(6,947)	$(12,047)	$(12,884)
Net loss per share, basic and diluted	$(0.08)	$(0.23)	$(0.16)	$(0.48)
Weighted average shares used to compute basic and diluted net loss per share	77,175,831	29,801,974	74,249,631	26,933,173
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	16,902	—	—	—	—
Issuance of common stock upon exercise of options	—	—	26,770	—	26	—	26
Issuance of common stock upon exercise of warrants	—	—	2,418,681	3	663	—	666
Issuance of common stock through ATM	—	—	4,009,585	4	5,709	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,122	—	2	—	2
Conversions of convertible preferred stock	(78,036)	—	780,360	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	74,689,132	$75	$460,092	$(433,058)	$27,111
Issuance of common stock upon vesting of restricted stock units	—	—	16,849	—	—	—	—
Issuance of common stock upon exercise of options	—	—	958	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	250,000	—	166	—	166
Issuance of common stock through ATM	—	—	12,007,546	12	14,819	—	14,831
Conversions of convertible preferred stock	(7,585)	—	75,850	—	—		—
Stock-based compensation expense	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	1,846,239	$2	87,040,335	$87	$475,831	$(439,092)	$36,828

Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	7	(6)	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$28	$432,123	$(417,252)	$14,902
Stock-based compensation expense	—	—	—	—	629	—	629
Issuance of common stock upon vesting of restricted stock units	—	—	17,703	—	—	—	—
Conversions of convertible preferred stock	(829,643)	(1)	8,296,430	8	(7)	—	—
Net loss		—	—	—	—	(6,947)	(6,947)
Balance at June 30, 2020	2,217,963	$2	35,922,916	$36	$432,745	$(424,199)	$8,584

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2021	2020
	(Unaudited)
Operating activities
Net loss	$(12,047)	$(12,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	380	248
Stock-based compensation	1,445	1,452
Gain on PPP Loan forgiveness	(662)	—
Other	22	143
Change in operating assets and liabilities:
Contracts and other receivables	309	467
Prepaid materials	45	—
Prepaid expenses and other assets	501	647
Accounts payable	858	(297)
Accrued liabilities	(105)	(74)
Accrued research and development expenses	(335)	239
Accrued compensation	(585)	(738)
Operating lease right-of-use assets and liabilities, net	275	(72)
Contract liabilities	—	(6)
Other liabilities	(836)	(353)
Net cash used in operating activities	(10,735)	(11,228)
Investing activities
Purchases of property and equipment	(184)	—
Net cash used in investing activities	(184)	—
Financing activities
Proceeds from borrowing under Paycheck Protection Program	—	662
Proceeds from issuance of common stock, net	21,379	1
Proceeds from exercise of common stock options	27	—
Other	—	—
Payments on financing leases	(72)	(137)
Net cash provided by financing activities	21,334	526
Net increase (decrease) in cash and cash equivalents	10,415	(10,702)
Cash and cash equivalents at beginning of period	31,087	34,121
Cash and cash equivalents at end of period	$41,502	$23,419
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$41,440	$23,419
Restricted cash	62	—
Total cash, cash equivalents and restricted cash	$41,502	$23,419
Supplemental disclosure of cash flow information
Paycheck Protection Program loan forgiveness	$662	$—
Interest paid	$(222)	$(728)
Income taxes (paid) refunded	$(1)	$8
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $505.6 million. As of June 30, 2021, we had approximately $41.4 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of June 30, 2021 and December 31, 2020, due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. In the first quarter of 2021, we received a waiver from the Lender (as defined below) with respect to noncompliance with a covenant under the Loan Agreement (as defined below). We are in compliance with all Loan Agreement covenants.
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
Use of Estimates
Our condensed financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Additionally, the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty.

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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 28,465,276 for the three months and six months ended June 30, 2021, consisting of convertible preferred stock, stock options and restricted stock units, and 28,577,380 for the three and six months ended June 30, 2020, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of June 30, 2021 and December 31, 2020, our cash balance was comprised entirely of cash and cash equivalents (money market funds).
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

Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair value as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$36,903	$36,903	$—	$—
	$36,903	$36,903	$—	$—

	Fair value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$26,901	$26,901	$—	$—
	$26,901	$26,901	$—	$—
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
As of June 30, 2021, $4.7 million was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (presented in other current liabilities on our balance sheet at June 30, 2021). We had less than $0.1 million of debt issuance costs outstanding as of June 30, 2021, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of June 30, 2021, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2021	—
2022	4,681
$4,681

Paycheck Protection Program Loan
On April 23, 2020, we received the proceeds from the PPP Loan in the amount of approximately $0.7 million from Silicon Valley Bank, as lender, pursuant to the PPP of the CARES Act. The PPP Loan was set to mature on April 23, 2022 and bore interest at a rate of 1.0% per annum. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan was prepayable by us at any time prior to maturity with no prepayment penalties.
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

We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and we sought forgiveness in accordance with the program. We received full forgiveness of our PPP Loan in the second quarter of 2021. We accounted for the full forgiveness of our PPP Loan by recording a gain in interest and other income for the three and six months ended June 30, 2021.
6. Stockholders’ Equity

Common Stock

As of June 30, 2021, there were 87,040,335 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of June 30, 2021, 1,023,111 shares of common stock were available for new equity award grants under the 2019 Plan and 10,002,886 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of June 30, 2021.

Private Placements of Common Stock, Non-Voting Preferred Stock and Warrants

On May 3, 2019, we entered into a securities purchase agreement (the "May 2019 SPA") with certain institutional and other accredited investors, including certain directors, executive officers and employees of the Company (the “Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock, shares of our newly designated non-voting convertible preferred stock, and warrants to purchase common stock, in up to two closings, in a private placement transaction (the “Private Placement”).

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

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolved to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019, we made a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we would sell and the Purchasers would purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, "Milestone Securities"). On December 15, 2019, the Company's Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

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

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the 2019 SPA and 2020 SPA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2020	257	1,416	259	66,038	—
Conversions/Exercises	—	(78)	—	(3,920)	3,199
Balance at March 31, 2021	257	1,338	259	62,118
Conversions/Exercises	—	(7)	—	(250)	326
Balance at June 30, 2021	257	1,331	259	61,868

Balance at December 31, 2019	416	3,288	—	46,774	—
Conversions/Exercises	—	(656)	—	—	6,567
Balance at March 31, 2020	416	2,632	—	46,774
Conversions/Exercises	(159)	(671)	—	—	8,296
Balance at June 30, 2020	257	1,961	—	46,774

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

Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions the we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 12,007,546 shares were sold and settled for proceeds of $14.8 million (net of $0.5 million in commissions) under the ATM Offering during the three months ended June 30, 2021. A total of 16,017,131 shares were sold and settled for proceeds of $20.5 million (net of $0.8 million in offering costs) under the ATM Offering during the six months ended June 30, 2021. No shares were sold under the ATM Offering during the three and six months ended June 30, 2020. At June 30, 2021, approximately $13.6 million remained available for sale in the ATM Offering. On August 10, 2021, we increased the amount of common stock available for sale in ATM Offerings under the Stock Sales Agreement to $50.0 million
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2021 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	13,308
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
2019 PIPE Initial Closing warrants	12,778
2019 PIPE Milestone Closing warrants	30,595
2020 PIPE warrants	18,495
Common stock options outstanding	9,557
RSUs outstanding	446
Common stock available for future grant under 2019 Equity Incentive Plan	1,023
Employee Stock Purchase Plan	267
Total common shares reserved for future issuance	91,623
The following table summarizes our stock option and RSU (together Stock Awards) activity under all equity incentive plans for the six months ended June 30, 2021 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2020	6,813	$1.10	34	$1.50
Granted	2,973	$1.51	446	$0.95
Exercised (options) or Vested (RSUs)	(28)	$0.96	(34)	$1.50
Canceled/forfeited/expired	(201)	$1.22	—	$1.50
Stock Awards outstanding at June 30, 2021	9,557	$1.23	446	$0.95

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options
Risk-free interest rate	1.1%	3.9%	1.0%	1.3%
Volatility	96.5%	95.4%	95.8%	95.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	1.0%	1.4%
Volatility	—	—	95.7%	95.4%
Dividend yield	—	—	—	—
Expected term (years)	0	0	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.4%	0.1%	0.9%
Volatility	108.9%	93.7%	105.1%	99.8%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$229	$159	$410	$316
General and administrative	525	470	1,035	1,136
Total	$754	$629	$1,445	$1,452
7. Collaborations
Revenue recognized from our strategic collaborations was zero for the three and six months ended June 30, 2021, and zero and less than $0.1 million for the three and six months ended June 30, 2020, respectively.

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
As of June 30, 2021, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.
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
On June 19, 2019, we entered into a lease agreement (the “Prior Lease”) with ARE SD Region No.44 LLC ("Landlord") for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “Prior Premises”). The commencement date of the Prior Lease was July 1, 2019 (the “Prior Commencement Date”). We used the Prior Premises as our principal executive offices and as a laboratory for research and development and other related uses. The term of the Prior Lease (the “Prior Initial Term”) was two years, six months, ending December 31, 2021. The base rent payments due for the Prior Premises were $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.
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
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our new principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building.

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

The execution of the Campus Point Lease, Consent, and Assignment Agreement resulted in a modification which was not accounted for as a separate contract. Rather, we accounted for the three contracts with Campus Point Landlord in combination, as they were entered into at the same time and negotiated as a package to achieve the same commercial objective. We accounted for a $0.2 million reduction in the lease liability for the Prior Lease as a deferred credit that is amortized as a reduction to rent expense over the term of the Campus Point Lease. A lease liability of less than $0.1 million and ROU asset of less than $0.1 million remained with respect to the Prior Lease and was fully amortized as of April 30, 2021. On February 11, 2021, we recorded a $3.2 million lease liability for the Campus Point Lease, which was calculated as the present value of future lease payments to be made under the Campus Point Lease. A $3.0 million ROU asset was also recorded on February 11, 2021, which represents the difference between the lease liability and the $0.2 million deferred credit for the reduction of the lease liability under the Prior Lease.

Our future lease payments under operating leases at June 30, 2021 are as follows (in thousands):

Operating Leases
Remaining 2021	$341
2022	754
2023	776
2024	800
Thereafter	1,101
Total lease payments	$3,772
Less: amount representing interest	(519)
Present value of obligations under leases	3,253
Less: current portion	(533)
Long-term lease obligations	$2,720
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
Since our inception through June 30, 2021, we have received $384.0 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2021, we had cash and cash equivalents of $41.4 million.
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

ADPKD Program
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

In February 2021, we completed enrollment in the first cohort of a Phase 1b clinical study for RGLS4326 in patients with ADPKD. The Phase 1b clinical study is an adaptive design, open-label, multiple dose study in up to three cohorts of patients with ADPKD. The study is designed to evaluate the safety, pharmacokinetics, and changes in levels of polycistin 1 ("PC1") and polycistin 2 ("PC2") in patients with ADPKD administered RGLS4326 every other week for a total of four doses. The dose level for the first cohort is 1 mg/kg of RGLS4326 and the dose level for the second cohort is 0.3 mg/kg.

In May 2021, we announced top-line results from the first cohort of patients with ADPKD in our ongoing Phase 1b clinical trial of RGLS4326. In the first cohort, nine patients were enrolled and received 1 mg/kg of RGLS4326 subcutaneously every other week for four doses. The mean increase in polycystins 1 and 2 at the end of study compared to baseline levels for all nine patients in the first cohort were 58% (p=.0004) and 38% (p=.026) respectively. Treatment with RGLS4326 was generally well-tolerated with no serious adverse events reported. All reported adverse events were mild and generally transient in nature. We believe these data demonstrate that RGLS4326 engages the target miR-17 leading to increased expression of the PKD1 and PKD2 genes and the resultant increases in polycystins' levels. Levels of polycystin 1 (PC1) and polycystin 2 (PC2) have previously been shown to inversely correlate with disease severity and are believed to be directly linked to the underlying genetic drivers of the disease.

In June 2021, we presented additional data from the first cohort of patients in our Phase 1b clinical trial of RGLS4326 for the treatment of ADPKD, as well as new preclinical data from relevant animal models of the disease, at PKD Connect 2021. The additional data presented at PKD Connect demonstrated clinical proof of mechanism by showing statistically significant increases in polycystin levels in ADPKD patients by targeting miR-17 in the kidneys.

The Company also presented new data from relevant preclinical models showing treatment with RGLS4326 resulted in increased gene and polycystin levels in vitro. Improvements in key disease markers including serum creatinine and BUN were demonstrated in the Pkd1(F/RC) mouse model that harbors a mutation in the Pkd1 gene equivalent to human ADPKD. Mutation to the Pkd1 gene is reported for 85% of diagnosed patients with ADPKD.

In late July 2021, we completed enrollment of the second cohort of patients in the Phase 1b clinical study of RGLS4326. The dose of RGLS4326 for the third and final cohort will be chosen based on the results of this second cohort and enrollment is expected to commence in the fourth quarter of 2021. We expect to report top-line data from the second cohort in the fourth quarter of 2021.

We requested a Type A meeting with FDA to discuss the data supporting our approach to addressing the remaining FDA partial clinical hold requirements. FDA typically responds to a sponsor’s request with the meeting being scheduled within 30 days from the receipt of the meeting request.

RGLS8429: We nominated RGLS8429 as a clinical candidate with an Investigational New Drug ("IND") submission planned for Q1 2022. RGLS8429 has been designed as a next-generation compound for the treatment of ADPKD by inhibiting the role of miR-17 in the kidney. RGLS8429 has completed an extensive 14-week toxicity study in mice at significantly higher doses than RGLS4326 and has shown an overall enhanced profile.

Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. We also have early discovery programs investigating additional microRNA targets for infectious diseases, immunology, oncology and indications for which there is microRNA dysregulation or in disease settings where the host microRNAs are essential for the replication and/or survival of the pathogen. We have multiple programs in various stages of preclinical development. While we are not currently advancing these programs to IND, we are working to explore the potential of microRNAs in these therapeutic areas.

Hepatitis B virus program: We have determined that advancing our preclinical programs targeting the Hepatitis B virus ("HBV") represents an attractive opportunity in our pipeline for investment, affecting an estimated 250 million people worldwide. Our lead compound directed to one of the host microRNAs has demonstrated reduction of both HBV DNA replication surface antigen in both in vitro and in vivo studies. We believe that targeting a host factor in the liver represents a unique mechanism of action for treatment of the virus compared to other programs in development and holds the potential for achieving a functional cure. We are currently optimizing our development candidate for HBV.

Cell Therapy program: Cell therapies have been approved to treat a variety of hematological malignancies. Targeting solid tumors, however, has proven challenging for cell therapies due to various factors including the immune-suppressive effect of the tumor microenvironment ("TME"). We have demonstrated that ex vivo modulation of microRNA can improve many characteristics of engineered cells and may enable cell therapy approaches to overcome challenges posed by the TME. We are pursuing applications of microRNA technology in cell therapies. We are seeking a partner to collaborate on this program.

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

Since our inception, we have incurred a total of approximately $380.9 million in research and development expenses through June 30, 2021.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue under collaborations	$—	$—	$—	$6
Research and development expenses	4,150	4,242	7,470	7,360
General and administrative expenses	2,488	2,254	4,967	4,676
Interest and other income (expenses), net	605	(451)	391	(862)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue was zero for each the three and six months ended June 30, 2021, compared to zero and less than $0.1 million for the three and six months ended June 30, 2020, respectively.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2021	% of total	Three months ended June 30, 2020	% of total	$	%
Research and development
Personnel and internal expenses	$1,534	37%	$1,354	32%	$180	13%
Third-party and outsourced expenses	2,346	56%	2,611	61%	(265)	(10)%
Non-cash stock-based compensation	229	6%	159	4%	70	44%
Depreciation	41	1%	118	3%	(77)	(65)%
Total research and development expenses	$4,150	100%	$4,242	100%	$(92)	(2)%

					Increase (decrease)
	Six months ended June 30, 2021	% of total	Six months ended June 30, 2020	% of total	$	%
Research and development
Personnel and internal expenses	$3,055	41%	$2,648	36%	$407	15%
Third-party and outsourced expenses	3,633	49%	4,159	57%	(526)	(13)%
Non-cash stock-based compensation	410	5%	316	4%	94	30%
Depreciation	372	5%	237	3%	135	57%
Total research and development expenses	$7,470	100%	$7,360	100%	$110	1%
Research and development expenses were $4.2 million and $7.5 million for the three and six months ended June 30, 2021, compared to $4.2 million and $7.4 million for the three and six months ended June 30, 2020. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline.
General and administrative expenses
General and administrative expenses were $2.5 million and $5.0 million for the three and six months ended June 30, 2021, compared to $2.3 million and $4.7 million for the three and six months ended June 30, 2020. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other income (expenses), net
Net interest and other income was $0.6 million and $0.4 million for the three and six months ended June 30, 2021, respectively, which included a $0.7 million gain on forgiveness of our PPP loan during the three months ended June 30, 2021, partially offset by interest charges associated with our outstanding Term Loan. Net interest and other expenses were $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively. These amounts were primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through June 30, 2021, we have received $384.0 million from the sale of our equity and convertible debt securities, $101.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2021, we had cash and cash equivalents of $41.4 million.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(10,735)	$(11,228)
Investing activities	(184)	—
Financing activities	21,334	526
Total	$10,415	$(10,702)
Operating activities
Net cash used in operating activities was $10.7 million for the six months ended June 30, 2021, compared to $11.2 million for the six months ended June 30, 2020. The decrease in net cash used in operating activities was primarily attributable to a decrease in net loss of $0.8 million for the six months ended June 30, 2021, compared to the same period in 2020, partially offset by a $0.3 million change in working capital for the six months ended June 30, 2021, compared to the same period in 2020.
Investing activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2021, compared to zero for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was attributable to lab equipment purchases.
Financing activities
Net cash provided by financing activities was $21.3 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $0.5 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to proceeds from the issuance of our common stock under our ATM Offering.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2021, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in Note 8 Commitments and Contingencies, Note 9 Debt, and Note 13 Leases to our financial statements contained in our Annual Report, with the exception of the Campus Point Lease, Assignment Agreement and Consent with Campus Point Landlord concerning our new corporate headquarters and the assignment of our previous corporate headquarters (refer to Note 8 to our condensed financial statements contained in this quarterly report on Form 10-Q), and full forgiveness of our $0.7 million PPP Loan (refer to Note 5 to our condensed financial statements contained in this quarterly report on Form 10-Q).
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of June 30, 2021, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out by the end of 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on our interest expense as of that date.
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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
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
In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. For example, we expect new site initiation and patient enrollment has been delayed in the RG-012 Phase 2 clinical trial being conducted by Sanofi. In addition, COVID-19 has, and may continue to, impact site initiation activities and subsequent study enrollment for our RGLS4326 clinical trials.
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
Because we have limited financial and human resources, our existing strategy is to pursue collaboration agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets such as ADPKD, HCC, fibrosis and HBV, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2021, we had approximately $41.4 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $6.0 million and $12.0 million for the three and six months ended June 30, 2021, compared to $6.9 million and $12.9 million for the three and six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $439.1 million.
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

The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We re-initiated clinical development of RGLS4326 for the treatment of ADPKD. We had also initiated clinical development of RG-012, which we subsequently transferred to Sanofi. Even if we or a collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2021, we had 25 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
Certain current and future relationships with customers and third party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*
Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation and other privacy requirements by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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
•HIPAA, as amended by the Health Information Technology for Education and Clinical Health Act ("HITECH"), and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information;
•the European General Data Protection Regulation ("GDPR") adopted by the European Union ("EU") in May 2018, which contains provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data, with high sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation's scope; we anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including but not limited to the GDPR;
•California enacted the California Consumer Privacy Act ("CCPA") in 2018, which created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of covered consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (“CCRA”), effective January 1, 2023, will expand the CCPA, and several other states have enacted or proposed data privacy laws, further exemplifying the evolving regulatory environment related to personal data and, particularly, protected health information;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payment and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information and other sensitive information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, litigation, significant civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, including interrupting or stopping clinical trials, and our results of operations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the United States District Court in the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our computer hardware, software, services, networks, communications, data, and Internet applications and related tools and functions, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines or lawsuits.*

Our business requires manipulating, analyzing and storing large amounts of data, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We also maintain personally identifiable information about our employees. We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency. Despite security controls we have in place, such attacks are difficult to avoid.

Any of the aforementioned threats could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our services or our service providers’ ability to support our services. As a result, our business could suffer. The integrity and protection of our sensitive data, including employee and personal health information, is critical to our business, and employees and others have a high expectation that we will adequately protect their personal information.
We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs.

While we have implemented security measures designed to protect against a security incident, there can be no assurance that our security measures or those of our partners will be effective in protecting against a security incident. We may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our partners’) information technology, services, communications or software because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred.

If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials or training of our algorithm); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. We may also need to notify relevant stakeholders in the event of a security incident, as required by applicable laws, which is costly and could damage our reputation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.

Furthermore, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security incident. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, CROs or other third parties with whom we conduct business.*
Our business may be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic. The ongoing COVID-19 pandemic is impacting domestic and worldwide economic activity, including global financial markets. The COVID-19 pandemic also poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. In addition, the COVID-19 pandemic has, and could continue to, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could potentially disrupt the supply chain for our product candidates in our collaborators’ ongoing clinical trials. For example, some of our CROs have previously delayed the commencement of preclinical studies due to shelter-in-place orders. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials have been, and are likely to continue to be, affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations.

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, there have previously been significant disruptions of global financial markets as a result of the COVID-19 pandemic and similar disruptions may be experienced in the future. Any such disruption could make it more difficult for us to access capital or to comply with the covenants contained in the Loan Agreement, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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
We have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple other occasions during the last several years. Most recently, on August 9, 2021, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Capital Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter, or within an additional 180-day period if we meet certain conditions. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. There can be no assurance that we will be able to regain and maintain compliance with the $1.00 minimum bid price requirement or maintain compliance with the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement with the Lender.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of June 30, 2021, warrants to exercise an aggregate of 61.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of June 30, 2021, an aggregate of 18.5 million shares were issuable upon conversion of shares of our Class A-1, Class A-2 and Class A-3 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2020, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $342.4 million and $289.2 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES ACT, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. The Company has not performed a Section 382 ownership-change analysis through December 31, 2020, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2021, we issued (i) 75,850 shares of our common stock upon conversion of 7,585 shares of our Class A-2 preferred stock, pursuant to the election of the holder and (ii) 250,000 shares of our common stock upon the exercise of common stock warrants originally issued in December 2020 pursuant to our private placement transaction. In each case, the shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 9, 2021, we received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “RGLS.”

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”) the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, under Nasdaq Listing Rule 5810(c)(3)(A)(ii) if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market (other than the Minimum Bid Price Requirement), we will be afforded an additional 180 day compliance period (the “Additional Compliance Period”), unless we do not indicate our intent to cure the deficiency, or if it does not appear to Nasdaq that it is possible for us to cure the deficiency, in which case we will not be eligible for the Additional Compliance Period.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, our common stock will be subject to delisting.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the Minimum Bid Price Requirement.

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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 16, 2021).

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

3.6
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

3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

5.1	Opinion of Cooley LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: August 10, 2021	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)