Form 10-Q
period 2021-09-30
Regulus Therapeutics Inc.
filed 2021-11-12
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 5, 2021, the registrant had 87,047,832 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,848	$31,087
Restricted cash	62	—
Contract and other receivables	—	503
Prepaid materials, net	3,010	3,314
Prepaid expenses and other current assets	1,066	1,826
Total current assets	39,986	36,730
Property and equipment, net	277	472
Intangibles, net	89	125
Right of use asset	2,690	253
Other assets	—	24
Total assets	$43,042	$37,604
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$586	$535
Accrued liabilities	775	581
Accrued research and development expenses	2,347	1,097
Accrued compensation	1,427	1,743
Current portion of term loan, less debt issuance costs	4,668	4,652
Other current liabilities	1,657	2,970
Total current liabilities	11,460	11,578
Lease liability, less current portion	2,570	—
Total liabilities	14,030	11,578
Commitments and Contingencies	—	—
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at September 30, 2021 (unaudited) and December 31, 2020	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 and 1,416,453 shares authorized, issued, and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at September 30, 2021 (unaudited) and December 31, 2020	1	1
Common stock, $0.001 par value; 400,000,000 shares and 200,000,000 authorized at September 30, 2021 and December 31, 2020, respectively; 87,047,832 and 67,432,712 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	87	67
Additional paid-in capital	476,643	453,002
Accumulated deficit	(447,720)	(427,045)
Total stockholders’ equity	29,012	26,026
Total liabilities and stockholders’ equity	$43,042	$37,604

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues:
Revenue under collaborations	$—	$5,000	$—	$5,006
Total revenues	—	5,000	—	5,006
Operating expenses:
Research and development	5,915	4,036	13,385	11,396
General and administrative	2,504	2,059	7,471	6,736
Total operating expenses	8,419	6,095	20,856	18,132
Loss from operations	(8,419)	(1,095)	(20,856)	(13,126)
Other income (expense):
Interest and other income	1	38	823	127
Interest and other expense	(210)	(466)	(641)	(1,416)
Loss before income taxes	(8,628)	(1,523)	(20,674)	(14,415)
Income tax (expense) benefit	—	(1)	(1)	7
Net loss and comprehensive loss	$(8,628)	$(1,524)	$(20,675)	$(14,408)
Net loss per share, basic and diluted	$(0.10)	$(0.04)	$(0.26)	$(0.47)
Weighted average shares used to compute basic and diluted net loss per share	87,042,437	38,137,281	78,560,760	30,695,137
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	16,902	—	—	—	—
Issuance of common stock upon exercise of options	—	—	26,770	—	26	—	26
Issuance of common stock upon exercise of warrants	—	—	2,418,681	3	663	—	666
Issuance of common stock through ATM	—	—	4,009,585	4	5,709	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,122	—	2	—	2
Conversions of convertible preferred stock	(78,036)	—	780,360	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	74,689,132	$75	$460,092	$(433,058)	$27,111
Issuance of common stock upon vesting of restricted stock units	—	—	16,849	—	—	—	—
Issuance of common stock upon exercise of options	—	—	958	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	250,000	—	166	—	166
Issuance of common stock through ATM	—	—	12,007,546	12	14,819	—	14,831
Conversions of convertible preferred stock	(7,585)	—	75,850	—	—		—
Stock-based compensation expense	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	1,846,239	$2	87,040,335	$87	$475,831	$(439,092)	$36,828
Issuance of common stock under Employee Stock Purchase Plan	—	—	7,497	—	5	—	5
Stock-based compensation expense	—	—	—	—	807	—	807
Net loss	—	—	—	—	—	(8,628)	(8,628)
Balance at September 30, 2021	1,846,239	$2	87,047,832	$87	$476,643	$(447,720)	$29,012

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon vesting of restricted stock units	—	—	21,166	—	—	—	—
Issuance of common stock upon exercise of options	—	—	468	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,666	—	1	—	1
Conversions of convertible preferred stock	(656,682)	(1)	6,566,820	7	(6)	—	—
Stock-based compensation expense	—	—	—	—	823	—	823
Net loss	—	—	—	—	—	(5,937)	(5,937)
Balance at March 31, 2020	3,047,606	$3	27,608,783	$28	$432,123	$(417,252)	$14,902
Stock-based compensation expense	—	—	—	—	629	—	629
Issuance of common stock upon vesting of restricted stock units	—	—	17,703	—	—	—	—
Conversions of convertible preferred stock	(829,643)	(1)	8,296,430	8	(7)	—	—
Net loss		—	—	—	—	(6,947)	(6,947)
Balance at June 30, 2020	2,217,963	$2	35,922,916	$36	$432,745	$(424,199)	$8,584
Stock-based compensation expense	—	—	—	—	692	—	692
Issuance of common stock upon vesting of restricted stock units	—	—	19,368	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	3,332	—	2	—	2
Conversions of convertible preferred stock	(321,748)	—	3,217,480	3	(3)	—	—
Net loss	—	—	—	—	—	(1,524)	(1,524)
Balance at September 30, 2020	1,896,215	$2	39,163,096	$39	$433,436	$(425,723)	$7,754

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2021	2020
	(Unaudited)
Operating activities
Net loss	$(20,675)	$(14,408)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	418	362
Stock-based compensation	2,252	2,144
Gain on PPP Loan forgiveness	(662)	—
Other	39	148
Change in operating assets and liabilities:
Contracts and other receivables	503	(2,859)
Prepaid materials	304	536
Prepaid expenses and other assets	784	145
Accounts payable	51	(219)
Accrued liabilities	193	(208)
Accrued research and development expenses	1,250	380
Accrued compensation	(316)	(416)
Operating lease right-of-use assets and liabilities, net	291	(112)
Contract liabilities	—	(6)
Other liabilities	(729)	(1,212)
Net cash used in operating activities	(16,297)	(15,725)
Investing activities
Purchases of property and equipment	(210)	—
Acquisition of intangibles	—	(11)
Net cash used in investing activities	(210)	(11)
Financing activities
Proceeds from borrowing under Paycheck Protection Program	—	662
Proceeds from issuance of common stock, net	21,384	3
Proceeds from exercise of common stock options	27	—
Principal payments on term loan	—	(1,000)
Payments on financing leases	(81)	(207)
Net cash provided by (used in) financing activities	21,330	(542)
Net increase (decrease) in cash and cash equivalents	4,823	(16,278)
Cash and cash equivalents at beginning of period	31,087	34,121
Cash and cash equivalents at end of period	$35,910	$17,843
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$35,848	$17,843
Restricted cash	62	—
Total cash, cash equivalents and restricted cash	$35,910	$17,843
Supplemental disclosure of cash flow information
Paycheck Protection Program loan forgiveness	$662	$—
Interest paid	$(329)	$(1,066)
Income taxes paid	$(1)	$(1)
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $505.6 million. As of September 30, 2021, we had approximately $35.8 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of September 30, 2021 and December 31, 2020, due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. In the first quarter of 2021, we received a waiver from the Lender (as defined below) with respect to noncompliance with a covenant under the Loan Agreement (as defined below). We are in compliance with all Loan Agreement covenants.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 28,635,276 for the three months and nine months ended September 30, 2021, consisting of convertible preferred stock, stock options and restricted stock units, and 25,813,032 for the three and nine months ended September 30, 2020, consisting of convertible preferred stock, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of September 30, 2021 and December 31, 2020, our cash balance was comprised entirely of cash and cash equivalents (money market funds).
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

Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair value as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$33,904	$33,904	$—	$—
	$33,904	$33,904	$—	$—

	Fair value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$26,901	$26,901	$—	$—
	$26,901	$26,901	$—	$—
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
As of September 30, 2021, $4.7 million was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (presented in other current liabilities on our balance sheet at September 30, 2021). We had less than $0.1 million of debt issuance costs outstanding as of September 30, 2021, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of September 30, 2021, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

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

We have used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and we sought forgiveness in accordance with the program. We received full forgiveness of our PPP Loan in the second quarter of 2021. We accounted for the full forgiveness of our PPP Loan by recording a gain in interest and other income for the nine months ended September 30, 2021.
6. Stockholders’ Equity

Common Stock

As of September 30, 2021, there were 87,047,832 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is intended as the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of September 30, 2021, 853,111 shares of common stock were available for new equity award grants under the 2019 Plan and 10,172,886 shares of common stock are reserved for issuance pursuant to equity awards outstanding as of September 30, 2021.

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

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the 2019 SPA and 2020 SPA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2020	257	1,416	259	66,038	—
Conversions/Exercises	—	(78)	—	(3,920)	3,199
Balance at March 31, 2021	257	1,338	259	62,118
Conversions/Exercises	—	(7)	—	(250)	326
Balance at June 30, 2021	257	1,331	259	61,868
Conversions/Exercises	—	—	—	—	—
Balance at September 30, 2021	257	1,331	259	61,868

Balance at December 31, 2019	416	3,288	—	46,774	—
Conversions/Exercises	—	(656)	—	—	6,567
Balance at March 31, 2020	416	2,632	—	46,774
Conversions/Exercises	(159)	(671)	—	—	8,296
Balance at June 30, 2020	257	1,961	—	46,774
Conversions/Exercises	—	(322)	—	—	3,217
Balance at September 30, 2020	257	1,639	—	46,774

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. No shares were sold under the ATM Offering during the three months ended September 30, 2021. A total of 16,017,131 shares were sold and settled for proceeds of $20.5 million (net of $0.8 million in offering costs) under the ATM Offering during the nine months ended September 30, 2021. No shares were sold under the ATM Offering during the three and nine months ended September 30, 2020. On August 10, 2021, we increased the amount of common stock available for sale in ATM Offerings under the Stock Sales Agreement to $50.0 million. At September 30, 2021, approximately $50.0 million remained available for sale in the ATM Offering.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2021 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	13,308
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
2019 PIPE Initial Closing warrants	12,778
2019 PIPE Milestone Closing warrants	30,595
2020 PIPE warrants	18,495
Common stock options outstanding	9,727
RSUs outstanding	446
Common stock available for future grant under 2019 Equity Incentive Plan	853
Employee Stock Purchase Plan	260
Total common shares reserved for future issuance	91,616
The following table summarizes our stock option and RSU (together Stock Awards) activity under all equity incentive plans for the nine months ended September 30, 2021 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2020	6,813	$1.10	34	$1.50
Granted	3,143	$1.47	446	$0.95
Exercised (options) or Vested (RSUs)	(28)	$0.96	(34)	$1.50
Canceled/forfeited/expired	(201)	$1.22	—	$1.50
Stock Awards outstanding at September 30, 2021	9,727	$1.22	446	$0.95

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options
Risk-free interest rate	0.9%	0.4%	1.0%	1.1%
Volatility	96.0%	95.3%	95.8%	95.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	1.0%	1.4%
Volatility	—	—	95.7%	95.4%
Dividend yield	—	—	—	—
Expected term (years)	0	0	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.3%	0.1%	0.7%
Volatility	103.1%	94.9%	104.4%	98.2%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$277	$255	$687	$571
General and administrative	530	437	1,565	1,573
Total	$807	$692	$2,252	$2,144
7. Collaborations
Revenue recognized from our strategic collaborations was zero for the three and nine months ended September 30, 2021, compared to $5.0 million for the three and nine months ended September 30, 2020.

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
As of September 30, 2021, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.
8. Leases

At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease right of use assets ("ROU assets") and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less at inception are not recorded on the unaudited condensed balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components.
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

On February 11, 2021, concurrently with entry into the Campus Point Lease, we entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Turning Point Therapeutics, Inc. (“Assignee”) and a Consent to Assignment (the "Consent") with Landlord. Pursuant to the Assignment Agreement, we assigned all rights, title, and interest under the Prior Lease to Assignee and delivered the Prior Premises to Assignee on April 22, 2021. Pursuant to the Assignment Agreement, Assignee paid us $60,000 in non-refundable assignment consideration. Additionally, the Consent stipulates that we were not required to pay a fee pursuant to the Prior Lease in connection with the assignment.

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

Our future lease payments under operating leases at September 30, 2021 are as follows (in thousands):

Operating Leases
Remaining 2021	$185
2022	754
2023	776
2024	800
Thereafter	1,101
Total lease payments	$3,616
Less: amount representing interest	(471)
Present value of obligations under leases	3,145
Less: current portion	(575)
Long-term lease obligations	$2,570
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
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidates are RG-012 and RGLS8429. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS8429, an anti-miR targeting miR-17, is our next-generation compound for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), which is currently in initial new drug application (“IND”)-enabling studies. In addition to these programs, we continue to develop a pipeline of preclinical drug product candidates.
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
Since our inception through September 30, 2021, we have received $384.0 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2021, we had cash and cash equivalents of $35.8 million.
Lead Product Candidates

We currently have two lead product candidates.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials to date, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the IND, were completed in the second quarter of 2019. Sanofi is currently enrolling patients into a Phase 2 clinical trial, with sites in the United States, Europe, Australia and China.

RGLS8429: RGLS8429, an anti-miR targeting miR-17, is our next-generation compound for the treatment of ADPKD. In October 2021, we announced that we would discontinue further development of our first generation compound for the treatment of ADPKD, RGLS4326, based on discussions with the FDA and data from the second cohort of patients in the Phase 1b trial of RGLS4326. RGLS8429 has completed an extensive 14-week non-GLP toxicity study in mice at significantly higher doses than RGLS4326. Additionally, with the completion of the dosing phase of the IND-enabling GLP toxicity studies, we believe RGLS8429 has demonstrated a superior pharmacological profile. Administration of RGLS8429 has not shown any of the off-target CNS effects that were seen with RGLS4326 at the top doses tested in chronic preclinical toxicology studies, and has equal potency to RGLS4326 for its molecular target (miR-17) in both in-vitro and in-vivo efficacy studies. We expect to have a pre-IND meeting with the FDA for RGLS8429 in late 2021. We plan to submit an IND, and, subject to FDA clearance of the IND, initiate a Phase 1 clinical study for RGLS8429 in the second quarter of 2022. Our Phase 1 plans include a single dose escalation study in healthy volunteers to enable a multi-dose study in ADPKD patients around the dose levels where robust clinical biomarker effects were demonstrated with RGLS4326. We anticipate reporting top-line biomarker data in the first cohort of RGLS8429 treated patients in early 2023.

Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver and kidney. We also have early discovery programs investigating additional microRNA targets for immunology, nephrology, oncology and indications for which there is microRNA dysregulation or in disease settings where the host microRNAs are essential for the replication and/or survival of the pathogen. We have multiple programs in various stages of preclinical development. While we are not currently advancing these programs to IND, we are working to explore the potential of microRNAs in these therapeutic areas.
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
Since our inception, we have incurred a total of approximately $386.8 million in research and development expenses through September 30, 2021.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue under collaborations	$—	$5,000	$—	$5,006
Research and development expenses	5,915	4,036	13,385	11,396
General and administrative expenses	2,504	2,059	7,471	6,736
Interest and other (expenses) income, net	(209)	(428)	182	(1,289)
Revenue under collaborations

Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue was zero for the three and nine months ended September 30, 2021, compared to $5.0 million for the three and nine months ended September 30, 2020. Revenue during the three and nine months ended September 30, 2020 primarily consisted of $5.0 million of revenue recognized during the third quarter of 2020 upon the completion of transfer and verification of certain materials sold to Sanofi.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2021	% of total	Three months ended September 30, 2020	% of total	$	%
Research and development
Personnel and internal expenses	$1,456	24%	$1,736	43%	$(280)	(16)%
Third-party and outsourced expenses	4,148	70%	1,935	48%	2,213	114%
Non-cash stock-based compensation	277	5%	255	6%	22	9%
Depreciation	34	1%	110	3%	(76)	(69)%
Total research and development expenses	$5,915	100%	$4,036	100%	$1,879	47%

					Increase (decrease)
	Nine months ended September 30, 2021	% of total	Nine months ended September 30, 2020	% of total	$	%
Research and development
Personnel and internal expenses	$4,511	34%	$4,384	38%	$127	3%
Third-party and outsourced expenses	7,782	58%	6,094	54%	1,688	28%
Non-cash stock-based compensation	687	5%	571	5%	116	20%
Depreciation	405	3%	347	3%	58	17%
Total research and development expenses	$13,385	100%	$11,396	100%	$1,989	17%
Research and development expenses were $5.9 million and $13.4 million for the three and nine months ended September 30, 2021, compared to $4.0 million and $11.4 million for the three and nine months ended September 30, 2020. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increases for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, were attributable to increases in external research and development expenses, which were primarily driven by an increase in spend on third-party drug manufacturing for our RG8429 product candidate.
General and administrative expenses
General and administrative expenses were $2.5 million and $7.5 million for the three and nine months ended September 30, 2021, compared to $2.1 million and $6.7 million for the three and nine months ended September 30, 2020. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other income (expenses), net
Net interest and other expenses were $0.2 million for the three months ended September 30, 2021, compared to net interest and other expenses of $0.4 million for the three months ended September 30, 2020. These amounts were primarily related to interest charges associated with our outstanding Term Loan. Net interest and other income was $0.2 million for the nine months ended September 30, 2021, compared to net interest and other expenses of $1.3 million for the nine months ended September 30, 2020. Net interest and other income for the nine months ended September 30, 2021 included a $0.7 million gain on forgiveness of our PPP loan during the second quarter of 2021, partially offset by interest charges associated with our outstanding Term Loan. Net interest and other expenses for the nine months ended September 30, 2020 were primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception through September 30, 2021, we have received $384.0 million from the sale of our equity and convertible debt securities, $101.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2021, we had cash and cash equivalents of $35.8 million.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(16,297)	$(15,725)
Investing activities	(210)	(11)
Financing activities	21,330	(542)
Total	$4,823	$(16,278)
Operating activities
Net cash used in operating activities was $16.3 million for the nine months ended September 30, 2021, compared to $15.7 million for the nine months ended September 30, 2020.
Investing activities
Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2021, compared to less than $0.1 million for the nine months ended September 30, 2020.
Financing activities
Net cash provided by financing activities was $21.3 million for the nine months ended September 30, 2021, compared to net cash used in financing activities of $0.5 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to proceeds from the issuance of our common stock in our ATM Offering.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2021, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in Note 8 Commitments and Contingencies, Note 9 Debt, and Note 13

Leases to our financial statements contained in our Annual Report, with the exception of the Campus Point Lease, Assignment Agreement and Consent with Campus Point Landlord concerning our new corporate headquarters and the assignment of our previous corporate headquarters (refer to Note 8 to our condensed financial statements contained in this quarterly report on Form 10-Q), and full forgiveness of our $0.7 million PPP Loan (refer to Note 5 to our condensed financial statements contained in this quarterly report on Form 10-Q).
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2021, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Changes in the U.S. Dollar LIBOR rate may therefore affect our interest expense associated with the Term Loan. LIBOR is currently scheduled to be phased out by the end of 2021. Before LIBOR is phased out, we may need to renegotiate the Term Loan to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on the principal amount of the Term Loan.
If a 10% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on our interest expense as of that date.
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
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that are believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to FDA that included the results from the planned 13-week interim analysis of the ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements have been outlined in two parts. In order to resume the MAD study, FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects can be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020. Following the completion of the MAD study in healthy volunteers, we initiated a Phase 1b study in patients with ADPKD to evaluate RGLS4326 for safety, PK, and changes in levels of PC1 and PC2. We met with FDA in a Type A meeting and, based on FDA’s likely limitations on dose and duration of therapy and data from the second cohort of patients in the Phase 1b trial of RGLS4326 in ADPKD, we believe that a strategic prioritization of our next-generation compound, RGLS8429, represents a more judicious use of our resources, rather than continuing the development of RGLS4326, our first generation compound. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize RGLS8429, targeting miR-17. We may be incorrect in our expectation that the development work for RGLS4326 will benefit the development of RGLS8429. Additionally, FDA may not approve of our IND filing.

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. COVID-19 has impacted, and may continue to impact, our future clinical activities and/or the activities of our partnered programs.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.*
This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2021, we had approximately $35.8 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $8.6 million and $20.7 million for the three and nine months ended September 30, 2021, compared to $1.5 million and $14.4 million for the three and nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $447.7 million.
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
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We plan to initiate clinical development of RGLS8429 in the second quarter of 2022, subject to FDA clearance. Even if we or a collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2021, we had 25 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
Certain current and future relationships with customers and third party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and information security laws and other privacy and information security laws. If we are unable to comply, or have not fully complied or are perceived to have not fully complied, with such laws, we could face significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*

Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, because we process personal data and other sensitive and confidential information, including patient data, we may be subject to data privacy laws and regulations and other privacy requirements by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. Data privacy and information security obligations are stringent and changing, with new data privacy and information security laws being proposed or enacted. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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
•HIPAA, as amended by the Health Information Technology for Education and Clinical Health Act ("HITECH"), and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of certain individually identifiable health information;
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
•California enacted the California Consumer Privacy Act ("CCPA") in 2018, which created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of covered consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA, and several other states have enacted or proposed data privacy laws, further exemplifying the evolving regulatory environment related to personal data and, particularly, protected health information;

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

If our operations are found to be in violation (or perceived to be in violation) of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, litigation, significant civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, including interrupting or stopping clinical trials, and our results of operations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy obligations may increase our operating costs.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of September 30, 2021, warrants to exercise an aggregate of 61.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of September 30, 2021, an aggregate of 18.5 million shares were issuable upon conversion of shares of our Class A-1, Class A-2 and Class A-3 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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

We may be the subject of putative securities class action litigation in the future.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, certain putative class action complaints were filed against us, Paul C. Grint (our former Chief Executive Officer), Joseph P. Hagan (then our Chief Operating Officer and currently our President and Chief Executive Officer), Timothy M. Wright (our former Chief Research & Development Officer) and Michael Huang (our former Vice President of Clinical Development) in January 2017 alleging that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. On December 29, 2020, the court entered a final judgment and dismissed the action with prejudice. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

Regulus Therapeutics Inc.
Date: November 10, 2021	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)