Form 10-K
period 2021-12-31
Regulus Therapeutics Inc.
filed 2022-03-11
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     __________________________________________________________
FORM 10-K
     __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $67.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2021 of $0.81 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 4, 2022 was 145,971,184.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission no later than May 2, 2022.

REGULUS THERAPEUTICS INC.

The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the European Union ("EU") and Switzerland. We use “microMarkers” as a service mark in the United States and other countries. We have registered this service mark in the United States. All other product and company names are trademarks of their respective companies.

Risk Factor Summary

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.

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

•We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.

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

Item 1.    Business
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidates are RG-012 and RGLS8429. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS8429, an anti-miR targeting miR-17, is our next-generation compound for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), which is currently in investigational new drug application ("IND") -enabling studies. In addition to these programs, we continue to develop a pipeline of other preclinical drug product candidates.
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
Since our inception through December 31, 2021, we have received $416.4 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan (as defined below). As of December 31, 2021, we had cash and cash equivalents of $60.4 million.
Lead Product Candidates

We currently have two lead product candidates.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the IND, were completed in the second quarter of 2019. Sanofi has completed enrollment of patients into a Phase 2 clinical trial, with final data expected in the first half of 2023.
RGLS8429: RGLS8429, an anti-miR oligonuceotide targeting miR-17, is our next-generation compound for the treatment of ADPKD. In October 2021, we announced that we would discontinue further development of RGLS4326, our first generation compound for the treatment of ADPKD, based on discussions with the U.S. Food and Drug Administration ("FDA") and data from the second cohort of patients in the Phase 1b trial of RGLS4326. We believe RGLS8429 has a superior pharmacologic profile compared with RGLS4326. In both in vitro and in vivo efficacy studies, RGLS8429 exhibits equal potency for its molecular target (miR-17) as RGLS4326. Further, in recently-completed IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of RGLS4326.

We completed a pre-IND meeting with the FDA for RGLS8429 in late 2021 and the FDA provided overall agreement with the trial design and length of dosing in the Phase 1b study, as well as sufficiency of the non-clinical package. We plan to submit an IND, and, subject to FDA clearance of the IND, initiate a Phase 1 clinical study for RGLS8429 in the second quarter of 2022. Our Phase 1 plans include a single ascending dose study in healthy volunteers followed by a multiple ascending dose study in patients with ADPKD at the dose levels similar to those at which statistically significant changes in clinical biomarkers were demonstrated with RGLS4326. We anticipate reporting top-line biomarker data from the first cohort of RGLS8429 treated patients in the first half of 2023.

Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver, kidney and central nervous system ("CNS"). Furthermore, we are investigating the potential for target organ-selective delivery strategies.
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

Research and Development Pipeline

REGULUS
Target Validation
Lead Optimization
IND enabling
Phase 1
Phase 2
Phase 3
Nephrology
Alport Syndrome lademirsen*
SANOFI
ADPKD** RGLS8429
Research Programs
Other
Research Programs***

*Formerly RG-012
**Autosomal Dominant Polycystic Kidney Disease
*** CNS disorders

Our strategy
The key elements of our strategy are to (i) build a meaningful clinical portfolio by advancing our current clinical program and advancing our preclinical programs into clinical development; (ii) focus our resources on developing drugs for indications that represent significant unmet medical needs and where the development and commercialization activities are appropriate for our size and financial resources; (iii) selectively form strategic collaborations to augment our expertise and accelerate development and commercialization; (iv) develop microRNA biomarkers to support our therapeutic product candidates; and (v) maintain our scientific and intellectual leadership in the microRNA field.
Strategic Collaboration

•In June 2010, we formed a strategic collaboration with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the collaboration to include potential microRNA therapeutics in oncology. The original research term for this strategic collaboration expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic collaboration and Sanofi concurrently made a $10.0 million investment in our common stock. Under the terms of our extended collaboration, Sanofi had opt-in rights to our RG-012 clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma ("HCC") and kidney fibrosis, and has opt-in rights to our preclinical programs targeting miR-221/222 for oncology indications.

In November 2018, we amended our collaboration and license agreement with Sanofi. Under the terms of the amendment, we granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to sublicense, under our know-how and patents to develop and commercialize miR-21 compounds and products, including RG-012, for all indications, including Alport syndrome. Pursuant to the terms of the amended agreement, Sanofi agreed to assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including RG-012, which is currently enrolling in Phase 2 for Alport syndrome, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. In addition, Sanofi agreed to reimburse us for certain out-of-pocket expenses associated with transition activities and assume our upstream license royalty obligations. We have received approximately $16.8 million in upfront payments and payment for program-related materials and interim enrollment milestone payments. We are also eligible to receive a $25.0 million development milestone payment.

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
Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of approximately 145 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. Based on the patents and patents that may issue from pending applications within our portfolio, patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2024 and 2042.
Our founding companies, Alnylam and Ionis, each own or otherwise have rights to numerous patents and patent applications concerning oligonucleotide technologies and a substantial number of these patents and applications have been exclusively licensed to us for use in the microRNA field. The technologies covered in these patents and applications include various chemical modifications that are applicable to microRNA therapeutics. Due to patent expiration and strategic patent portfolio decisions, the total number licensed to us will fluctuate from year to year. Among the licensed patents or patent applications, those covering key chemical modifications for use in microRNA drug products are currently expected to expire in 2027 and 2029.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2021 and 2020.
In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2021.
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
Currently, there is one drug approved and several therapies in clinical and preclinical development for the treatment of patients with ADPKD. In 2018, Otsuka Pharmaceutical Co., Ltd. received approval by the FDA to market Jynarque® to slow the kidney function decline in adults at risk of rapidly progressing ADPKD. Additional therapies reported to be in clinical development include bardoxalone from Reata Pharmaceuticals, Inc. which is in a Phase 3 study in patients with ADPKD; lixivaptan from Palladio Biosciences, Inc., which is in an open label Phase 3 study to evaluate safety in patients previously treated with Jynarque®; GLPG2737 from Galapagos NV, which is in a Phase 2 study in patients with ADPKD; tesevatinib from Kadmon Corporation, which is in a Phase 2 study, and which was recently acquired by Pfizer Inc.; and oxypurinol from Xortx Therapeutics Inc., which is in a Phase 2 study for ADPKD.
Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated.
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
Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events ("AEs") or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status has similar but not identical benefits in the EU.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, impose on “covered entities,” including certain healthcare providers, healthcare clearinghouses, and health plans, as well as their respective “business associates” that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security, and transmission of individually identifiable health information, as well as their covered subcontractors. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The recently adopted European General Data Protection Regulation ("GDPR") contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.
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
Further, the federal Physician Payments Sunshine Act, enacted as part of the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
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
•created a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•implemented a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•created a licensure framework for follow-on biologic products;
•created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has also considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act ("Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. However, it is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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
Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application ("CTA") must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we or our strategic collaboration partners must submit a marketing authorization application. The application in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.
For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we or our strategic collaboration partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Employees
As of December 31, 2021, we had 26 employees, all of which were full-time employees. Of these employees, 18 employees are engaged in research and development activities and 8 employees are engaged in finance, legal, business development, human resources, facilities and general management. As of such date, all our employees were based in the United States. All of our employees are at will employees, which means that each employee can terminate their employment relationship with us and we can terminate our relationship with an employee at any time. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We also engage temporary consultants and contractors.
We believe a stable, capable and talented workforce is instrumental to our success. As such, we seek to attract and retain our employees through a competitive base and merit bonus compensation program, high-quality benefits, various health and wellness initiatives and team-building activities. In addition to our overall compensation package, we continually assess our internal talent for further development, training and education in alignment with our organizational needs. Our human resources strategy is managed at the highest levels of our organization, including oversight from the Compensation Committee of the Board of Directors. We believe Regulus is an attractive workplace; however, we are in a highly competitive field and geographic region for life science talent and will continue to face significant competition for talent. We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the state and Federal laws.
Our Code of Business Conduct and Ethics serves as a critical tool to help us recognize and report unethical conduct, while preserving and nurturing our core values of respect, business and scientific integrity, and excellence throughout our operations. We provide training on our Code of Business Conduct and Ethics for our all of our employees annually.
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
The Regulus Therapeutics logo is a trademark of Regulus Therapeutics Inc. We use “Regulus Therapeutics” as a trademark in the United States and other countries. We have registered this trademark in the United States, the EU and Switzerland. We use “microMarkers” as a servicemark in the United States and other countries. We have registered this servicemark in the United States. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-GLP and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In consultation with the FDA, we initiated a new mouse chronic toxicity study with certain changes that were believed to address the unexpected observations. In January 2019, we announced data from a planned interim analysis of this study after 13 weeks of dosing in which no adverse or other significant findings across the range of doses tested were shown. We submitted a comprehensive data package for RGLS4326 to the FDA that included the results from the planned 13-week interim analysis of the then ongoing repeat mouse chronic toxicity study, as well as results from additional investigations, analytical testing, additional data from the previously terminated mouse chronic toxicity study, data from the completed Phase 1 SAD study and data from the first cohort of the Phase 1 MAD study to support our plan to resume the Phase 1 MAD study. In July 2019, the FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. The additional data requirements were outlined in two parts. In order to resume the MAD study, the FDA requested the final reports from the chronic toxicity studies in both mice and non-human primates and satisfactory related analyses to ensure subjects could be safely dosed. In November 2019, we submitted a complete response to the partial clinical hold in order to be able to resume the MAD study and in December 2019 the FDA lifted the partial clinical hold of the MAD study. We recommenced the MAD study in February 2020. Following the completion of the MAD study in healthy volunteers, we initiated a Phase 1b study in patients with ADPKD to evaluate RGLS4326 for safety, PK, and changes in levels of polycystin 1 and polycystin 2. We then met with the FDA in a Type A meeting and, based on the FDA’s likely limitations on dose and duration of therapy and data from the second cohort of patients in the Phase 1b trial of RGLS4326 in ADPKD, we believe that a strategic prioritization of our next-generation compound, RGLS8429, represents a more judicious use of our resources, rather than continuing the development of RGLS4326, our first generation compound. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize RGLS8429, targeting miR-17. We may be incorrect in our expectation that the development work for RGLS4326 will benefit the development of RGLS8429. Additionally, the FDA may not approve of our IND submission.

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
AEs caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our future product candidates may induce similar AEs.
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
In addition, drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and adherence to commitments made in the NDA. If we or a regulatory agency discovers previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
Because we have limited financial and human resources, we may have to pursue collaboration agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected smaller markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.

As of December 31, 2021, we had approximately $60.4 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our term loan (“Term Loan”) with Oxford Finance LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.

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
In June 2016, we entered into a Loan Agreement with the Lender. Under the terms of the Loan Agreement, the Lender provided us with a $20.0 million Term Loan. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License Agreement. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Our required monthly payments to the Lender are comprised of interest only through and including the payment to be made in December 2022, with an extension of the interest only period through and including the payment to be made in December 2023 should we secure at least $20.0 million in cash proceeds from an equity financing transaction at any point during 2022. Under the terms of the Loan Agreement, we are required to maintain a cash balance of no less than $5.0 million. During the first quarter of 2021, we received a waiver from the Lender with respect to noncompliance with a covenant under the Loan Agreement. We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-K.

Amounts outstanding under the Term Loan mature on May 1, 2024.

Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, we are not able to predict when LIBOR will cease to be available and how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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

We have incurred losses in each year since our inception in September 2007. Our net losses were $27.8 million and $15.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $454.9 million.
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
As of December 31, 2021, we had 26 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
•the GDPR adopted by the EU in May 2018, which contains provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data, with high sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation's scope; we anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including but not limited to the GDPR;
•California enacted the CCPA in 2018, which created new individual privacy rights for consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of covered consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA, and several other states have enacted or proposed data privacy laws, further exemplifying the evolving regulatory environment related to personal data and, particularly, protected health information;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information and other sensitive information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

For example, in March 2010, the ACA was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. Certain oligonucleotide therapeutics have shown injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our current and future product candidates may induce similar AEs. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our computer hardware, software, services, networks, communications, data, and Internet applications and related tools and functions, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines or lawsuits.

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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, CROs or other third parties with whom we conduct business.
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

In addition, our clinical trial has been, and is likely to continue to be, affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations.

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

We have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple occasions during the last several years. Most recently, on August 9, 2021, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Capital Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Our common stock did not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Therefore, we requested and were granted an additional 180-day period during which we must regain compliance with the minimum closing bid price requirement. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. There can be no assurance that we will be able to regain and maintain compliance with the $1.00 minimum bid price requirement or maintain compliance with the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement.
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
Any difficulties in adopting or implementing any new accounting standard could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to clinical trial and preclinical study accruals, our operating results could be significantly affected.
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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of December 31, 2021, warrants to exercise an aggregate of 61.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of December 31, 2021, an aggregate of 55.7 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, the number of shares available for future grant under the 2019 Plan will automatically increase on January 1st each year commencing on January 1, 2021 through January 1, 2029, by 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2012 Employee Stock Purchase Plan ("ESPP"). Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan each year.
In addition, we adopted an Inducement Plan in 2021 (the “Inducement Plan”) pursuant to which our management has the ability to grant stock options exercisable for up to an aggregate of 2,000,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material adverse impact on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $366.8 million and $276.0 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2031, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. The Company has not performed a Section 382 ownership-change analysis through December 31, 2021, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.        Properties
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 58 LLC ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development, manufacturing and other related uses. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026.

We believe that our existing facilities are adequate for our current and future needs.

Item 3.        Legal Proceedings

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
Holders of Record
As of March 4, 2022, there were 13 holders of record of our common stock.
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
Item 6. [Reserved]
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

OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam and Ionis contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidates are RG-012 and RGLS8429. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS8429, an anti-miR targeting miR-17, is our next-generation compound for the treatment of ADPKD, which is currently in IND-enabling studies. In addition to these programs, we continue to develop a pipeline of other preclinical drug product candidates.
Since our inception through December 31, 2021, we have relied primarily on the sale of our equity to fund company operations. We have received $416.4 million from the sale of our equity and convertible debt securities, $101.8 million from our collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2021, we had cash and cash equivalents of approximately $60.4 million.
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
•external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, other clinical trial related vendors, consultants and our scientific advisors;
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
Since our inception, we have incurred a total of approximately $391.2 million in research and development expenses through December 31, 2021.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature, including forgiveness of our PPP Loan in the second quarter of 2021. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense is primarily attributable to interest charges associated with borrowings under our secured Term Loan.
CRITICAL ACCOUNTING ESTIMATES
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities based on the facts and circumstances known to us at the time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs and for other clinical trial-related activities. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical and preclinical personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Our significant accounting policies are described within “The Business, Basis of Presentation and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within “The Business, Basis of Presentation and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Revenue under collaborations	$—	$10,006
Research and development expenses	17,794	15,347
General and administrative expenses	10,022	8,814
Interest and other income (expenses), net	9	(1,575)
Revenue under collaborations
Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments, program material sales payments and payments for other research services. Revenue under collaborations was zero for the year ended December 31, 2021, compared to $10.0 million for the year ended December 31, 2020. Revenue recognized for the year ended December 31, 2020 was attributable to the recognition of the Enrollment Milestone under the 2020 Sanofi Amendment and the recognition of program-related materials under the 2020 Sanofi Amendment as revenue.
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2021	% of total	2020	% of total	$	%
Research and development
Personnel and internal expenses	$6,156	35%	$5,864	38%	$292	5%
Third-party and outsourced expenses	10,374	58%	8,342	54%	2,032	24%
Non-cash stock-based compensation	821	5%	693	5%	128	18%
Depreciation	443	2%	448	3%	(5)	(1)%
Total research and development expenses	$17,794	100%	$15,347	100%	$2,447	16%

Research and development expenses increased by $2.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase was driven by a $2.0 million increase in external development costs, which was primarily driven by an increase in spend on third-party drug manufacturing for our RGLS8429 product candidate.
General and administrative expenses
General and administrative expenses were $10.0 million for the year ended December 31, 2021, compared to $8.8 million for the year ended December 31, 2020. These amounts reflect personnel-related and ongoing general business operating costs. The increase during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily attributable to personnel-related costs and a general increase in costs associated with being a publicly traded entity.

Interest and other income (expenses), net
Net interest and other income was less than $0.1 million for the year ended December 31, 2021, compared to net interest and other expense of $1.6 million for the year ended December 31, 2020. Net interest and other income for the year ended December 31, 2021 included a $0.7 million gain on forgiveness of our Paycheck Protection Program loan during the second quarter of 2021, partially offset by interest charges associated with our outstanding Term Loan. Net interest and other expenses for the year ended December 31, 2020 were primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had cash and cash equivalents of approximately $60.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated and operating capital expenditure requirements through 2023. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain this needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the terms and timing of any strategic collaboration, licensing and other arrangements that we may establish;
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
•whether and when we achieve any of the remaining milestones under our collaboration and license agreement with Sanofi; and
•payments under our Term Loan.
To date, we have funded our operations primarily through the sale of equity, and to a lesser extent, through convertible debt, up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development, including discovery research, and preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(24,128)	$(12,536)
Investing activities	(251)	(11)
Financing activities	53,737	9,513
Total	$29,358	$(3,034)
Operating activities
Net cash used in operating activities increased to $24.1 million for the year ended December 31, 2021, compared to $12.5 million for the year ended December 31, 2020. Net cash used in operating activities were primarily attributable to net losses of $27.8 million and $15.7 million for the years ended December 31, 2021 and 2020, respectively.
Investing activities
Net cash used in investing activities was $0.3 million for the year ended December 31, 2021, compared to less than $0.1 million for the year ended December 31, 2020.
Financing activities
Net cash provided by financing activities was $53.7 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $9.5 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 was attributable to (i) total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in November 2021 of $32.4 million and (ii) net proceeds from the issuance of our common stock pursuant to our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC of $20.6 million. Net cash provided by financing activities for the year ended December 31, 2020 was attributable to total net proceeds received from our private placement of common stock, warrants to purchase common stock and non-voting convertible preferred stock in December 2020 of $18.2 million, partially offset by the remittance of $10.0 million of principal amortization payments under our Term Loan.
Material Cash Requirements
The following table summarizes our contractual obligations and commitments as of December 31, 2021 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Facility operating lease obligations	$3,431	$754	$1,576	$1,101	$—
Term Loan obligations	6,732	426	6,306	—	—
Total	$10,163	$1,180	$7,882	$1,101	$—
We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.
In addition to the contractual obligations above, we also expect to have future material cash requirements related to our preclinical and clinical programs and personnel expenses.
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

Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of December 31, 2021, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
In July 2017, the Chief Executive of the FCA announced that the FCA intends to phase out the use of LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee has identified SOFR as its preferred alternative rate for LIBOR. At this time, we are not able to predict when LIBOR will cease to be available and how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan.
If a 10% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Clinical Trial and Preclinical Study Accruals

Description of the Matter
During 2021, the Company incurred $17.8 million for research and development expense and, as of December 31, 2021, the Company accrued $0.8 million for clinical trial and preclinical study expenses. As described in Note 1 to the financial statements, the Company records accruals for estimated costs of clinical trial and preclinical studies that include services provided by clinical trial investigational sites and contract research organizations and other clinical trial-related activities. Clinical trial and preclinical study activities performed by third parties are accrued and expensed based upon estimates of the time period over which these services will be performed and the level of effort to be expended in each period.

Auditing management’s accounting for clinical trial and preclinical study accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent on information from third-party service providers and internal clinical personnel, which includes both subjective and qualitative aspects.

How We Addressed the Matter in Our Audit
To test the Company’s accrued expenses for clinical trial and preclinical study activities, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies. We inspected summaries of project status meetings with accounting personnel and clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of clinical trial and preclinical study accruals, we compared the costs for a sample of transactions against the related invoices and contracts and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and preclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California
March 10, 2022

Regulus Therapeutics Inc.
BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$60,383	$31,087
Restricted cash	62	—
Contract and other receivables	—	503
Prepaid materials, net	3,010	3,314
Prepaid expenses and other current assets	1,780	1,826
Total current assets	65,235	36,730
Property and equipment, net	281	472
Intangibles, net	83	125
Right of use asset	2,564	253
Other assets	291	24
Total assets	$68,454	$37,604
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$285	$535
Accrued liabilities	821	581
Accrued research and development expenses	810	1,097
Accrued compensation	2,016	1,743
Current portion of term loan, less debt issuance costs	—	4,652
Other current liabilities	1,295	2,970
Total current liabilities	5,227	11,578
Operating lease liability, less current portion	2,417	—
Term loan, less current portion and debt issuance costs	4,673	—
Other long-term liabilities	1,179	—
Total liabilities	13,496	11,578
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued and outstanding at December 31, 2021 and 2020	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 and 1,416,453 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued and outstanding at December 31, 2021 and 2020	—	1
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 and zero shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	4	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 145,971,184 and 67,432,712 shares issued and outstanding at December 31, 2021 and 2020, respectively	146	67
Additional paid-in capital	509,660	453,002
Accumulated deficit	(454,853)	(427,045)
Total stockholders’ equity	54,958	26,026
Total liabilities and stockholders’ equity	$68,454	$37,604
—
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2021	2020
Revenues:
Revenue under collaborations	$—	$10,006
Total revenues	—	10,006
Operating expenses:
Research and development	17,794	15,347
General and administrative	10,022	8,814
Total operating expenses	27,816	24,161
Loss from operations	(27,816)	(14,155)
Other income (expense):
Interest and other income	864	233
Interest and other expense	(855)	(1,808)
Loss before income taxes	(27,807)	(15,730)
Income tax expense	(1)	—
Net loss and comprehensive net loss	$(27,808)	$(15,730)
Net loss per share, basic and diluted	$(0.32)	$(0.45)
Weighted average shares used to compute basic and diluted net loss per share	85,704,535	34,977,378
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	3,704,288	$4	21,018,663	$21	$431,305	$(411,315)	$20,015
Issuance of common stock upon exercise of options	—	—	6,842	—	5	—	5
Issuance of common stock upon exercise of warrants	—	—	1,038,970	1	691	—	692
Issuance of common stock upon vesting of restricted stock units	—	—	75,384	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	272,970	—	24,341,607	25	18,141	—	18,166
Stock-based compensation expense	—	—	—	—	2,614	—	2,614
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,998	—	2	—	2
Issuance of common stock through ATM	—	—	492,268	—	262	—	262
Conversions of convertible preferred stock	(2,045,398)	(2)	20,453,980	20	(18)	—	—
Net loss	—	—	—	—	—	(15,730)	(15,730)
Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
Issuance of common stock upon exercise of options	—	—	27,728	—	26	—	26
Issuance of common stock upon exercise of warrants	—	—	2,668,681	3	829	—	832
Issuance of common stock upon vesting of restricted stock units	—	—	33,751	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	3,725,720	3	58,923,352	59	32,298	—	32,360
Stock-based compensation expense	—	—	—	—	2,923	—	2,923
Issuance of common stock under Employee Stock Purchase Plan	—	—	11,619	—	7	—	7
Issuance of common stock through ATM	—	—	16,017,131	16	20,576	—	20,592
Conversions of convertible preferred stock	(85,621)	—	856,210	1	(1)	—	—
Net loss	—	—	—	—	—	(27,808)	(27,808)
Balance at December 31, 2021	5,571,959	$5	145,971,184	$146	$509,660	$(454,853)	$54,958
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020
Operating activities
Net loss	$(27,808)	$(15,730)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	459	467
Gain on PPP Loan forgiveness	(662)	—
Stock-based compensation	2,923	2,614
Other	46	154
Change in operating assets and liabilities:
Contracts and other receivables	503	638
Prepaid materials	304	610
Prepaid expenses and other assets	(221)	(605)
Accounts payable	(250)	(786)
Accrued liabilities	240	(188)
Accrued research and development expenses	(287)	949
Accrued compensation	273	66
Operating lease right-of-use assets and liabilities, net	279	(150)
Contract liabilities	—	(6)
Other liabilities	73	(569)
Net cash used in operating activities	(24,128)	(12,536)
Investing activities
Purchases of property and equipment	(251)	—
Acquisition of intangibles	—	(11)
Net cash used in investing activities	(251)	(11)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	32,360	18,166
Proceeds from issuance of common stock, net	21,431	957
Proceeds from borrowing under Paycheck Protection Program	—	662
Proceeds from exercise of common stock options	26	5
Payments on financing leases	(80)	(277)
Principal payments on term loan	—	(10,000)
Net cash provided by financing activities	53,737	9,513
Net increase (decrease) in cash, cash equivalents and restricted cash	29,358	(3,034)
Cash, cash equivalents and restricted cash at beginning of period	31,087	34,121
Cash, cash equivalents and restricted cash at end of period	$60,445	$31,087
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$60,383	$31,087
Restricted cash	62	—
Total cash, cash equivalents and restricted cash	$60,445	$31,087
Supplemental disclosure of cash flow information
Interest paid	$(729)	$(1,356)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Paycheck Protection Program loan forgiveness	$662	$—
Unsettled sales of common stock through ATM	$—	$392

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

Liquidity

Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $538.0 million. As of December 31, 2021, we had approximately $60.4 million of cash and cash equivalents.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We maintain our cash equivalents with two highly accredited financial institutions. We have invested our excess cash primarily in money market funds. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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
Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2021 or 2020.
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
Leases
At the inception of a contractual arrangement, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. For operating leases with an initial term greater than 12 months, we recognize operating lease right of use assets ("ROU assets") and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less at inception are not recorded on the balance sheet. Instead, we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material variable lease payments, residual value guarantees or restrictive covenants. Certain leases require us to pay taxes, insurance, utilities, and maintenance costs for the building, which do not represent lease components. We elected to not separate lease and non-lease components.
Fair Value of Financial Instruments
We follow ASC 820-10 issued by the FASB with respect to fair value reporting for financial assets and liabilities. The guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance does not apply to measurements related to share-based payments. The guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
Our financial instruments consist of cash and cash equivalents, contract and other receivables, accounts payable, accrued liabilities, and our Term Loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, contract and other receivables, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. We believe that the fair value of the Term Loan approximates its carrying value.

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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or if-converted method. Dilutive common stock equivalents are comprised of stock options, restricted stock units, warrants and convertible preferred stock outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive were (in common stock equivalent shares) 92,556,717 shares for the year ended December 31, 2021, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 70,751,812 shares for the year ended December 31, 2020, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of December 31, 2021 and 2020, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in either period.
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
Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$57,905	$57,905	$—	$—
	$57,905	$57,905	$—	$—

	Fair value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$26,901	$26,901	$—	$—
	$26,901	$26,901	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Collaborations
Revenue recognized from our strategic collaborations was zero for the year ended December 31, 2021 and $10.0 million for the year ended December 31, 2020.

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
As of December 31, 2021, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.

6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$4,215	$4,967
Computer equipment and software	265	281
Furniture and fixtures	—	—
Leasehold improvements	115	83
	4,595	5,331
Less accumulated depreciation and amortization	(4,314)	(4,859)
Property and equipment, net	$281	$472
Depreciation and amortization of property and equipment of $0.4 million and $0.5 million was recorded for the years ended December 31, 2021 and 2020, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2021	2020
Patents	$189	$219
Accumulated amortization - Patents	(106)	(94)
Intangibles, net	$83	$125

Intangible asset amortization of less than $0.1 million was recorded for the years ended December 31, 2021 and 2020. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2021 is expected to be recognized is approximately 11.8 years.
8. Commitments and Contingencies
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
Litigation
From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. We believe there are no claims or actions pending against us at December 31, 2021 which will have, individually, or in the aggregate, a material adverse effect on our business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business.

9. Debt
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, (the “Lender”), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs on June 22, 2016 (the "Term Loan").
The outstanding Term Loan will mature on May 1, 2024 (the “Maturity Date”) and bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. Under the original Loan Agreement, we were required to make interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest.

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

On August 25, 2020 we entered into a tenth amendment to the Loan Agreement (the "Tenth Amendment"). Pursuant to the terms of the Tenth Amendment, we were eligible for up to an additional seven months of interest only payments in the event we paid down $10.0 million in loan principal before April 30, 2021 (the "Principal Paydown Event"). In the event the Principal Paydown Event did not occur by April 30, 2021, we would make principal and accrued interest payments, in arrears, commencing May 1, 2021, in accordance with the terms of the Eighth Amendment. If the Principal Paydown Event occurred after April 30, 2021 but on or before July 31, 2021, we would recommence an extended interest only payment period through December 31, 2021. In the event we received the additional interest only period, principal and accrued interest payments would recommence on January 1, 2022.

We received $1.0 million, $4.0 million and $5.0 million in proceeds from Sanofi (see Note 5) on September 30, 2020, October 8, 2020 and November 30, 2020, respectively. Under the terms of the Tenth Amendment, we prepaid $1.0 million, $4.0 million and $5.0 million of outstanding principal to the Lender on September 30, 2020, October 8, 2020 and November 30, 2020, respectively, for a total of $10.0 million. We also paid the applicable 5.5% final payment fees related to the three prepayments to the Lender. As the Principal Paydown Event occurred by April 30, 2021, we received an additional seven months of interest only payment extension and were not obligated to make principal payments on the Term Loan until January 1, 2022.

On December 31, 2021, we entered into an eleventh amendment to the Loan Agreement (the "Eleventh Amendment"). Under the terms of the Eleventh Amendment, our required monthly payments to the Lender are to be comprised of interest only through and including (i) December 1, 2022, if the 2022 Equity Event (as defined below) does not occur or (ii) December 1, 2023 if the 2022 Equity Event occurs. The “2022 Equity Event” means the receipt by us, during the calendar year 2022, of unrestricted net cash proceeds of at least $20.0 million from the sale and issuance of our equity securities. In addition, the maturity date for the Term Loan was extended to May 1, 2024.

If the 2022 Equity Event does not occur, then commencing on January 1, 2023 and continuing on each successive payment date thereafter through and including the maturity date of May 1, 2024, we will be required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender.

If the 2022 Equity Event does occur, then commencing on January 1, 2024 and continuing on each successive payment date thereafter through and including the maturity date of May 1, 2024, we will be required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, to the Lender.

The Eleventh Amendment also provides that we are required to maintain a minimum cash balance of $5.0 million. As consideration for the Lender’s entry into the Eleventh Amendment, we made a payment of $0.3 million to the Lender.

We used the proceeds from the Term Loan solely for working capital and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property, for which the Lender currently has a positive lien. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. The Loan Agreement includes customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term Loan. During the first quarter of 2021, we received a waiver from the Lender with respect to noncompliance with a covenant under the Loan Agreement. We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-K.

As of December 31, 2021, $4.7 million was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accreted liability balance is presented in other long-term liabilities on our balance sheet at December 31, 2021). We had less than $0.1 million of debt issuance costs outstanding as of December 31, 2021, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.

As of December 31, 2021, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2022	—
2023	3,304
2024	1,377
$4,681
Paycheck Protection Program Loan

On April 23, 2020, we received proceeds from the PPP Loan in the amount of approximately $0.7 million from Silicon Valley Bank, as lender, pursuant to the PPP of the CARES Act. The PPP Loan was set to mature on April 23, 2022 and bore interest at a rate of 1.0% per annum. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan was prepayable by us at any time prior to maturity with no prepayment penalties.

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

We used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and we sought forgiveness in accordance with the program. We received full forgiveness of our PPP Loan in the second quarter of 2021. We accounted for the full forgiveness of our PPP Loan by recording a gain in interest and other income for the year ended December 31, 2021.
10. Stockholders’ Equity

Common Stock
As of December 31, 2021, there were 145,971,184 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan
On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of December 31, 2021, 1,964,112 shares of common stock were available for new equity award grants under the 2019 Plan and 9,061,885 shares of common stock were reserved for issuance pursuant to equity awards outstanding as of December 31, 2021.
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

Pursuant to the May 2019 SPA, in the event our Board of Directors unanimously resolved to recommence our Phase 1 multiple ascending dose clinical trial of our RGLS4326 product candidate for the treatment of ADPKD (the “Phase 1 Trial”) based on correspondence from the U.S. Food and Drug Administration’s Division of Cardiovascular and Renal Products, and thereafter but on or before December 31, 2019 we made a public announcement of our plan to recommence the Phase 1 Trial (the “Public Announcement”), we would sell and the Purchasers would purchase, at a second closing under the May 2019 SPA (“Milestone Closing”), shares of our non-voting convertible preferred stock and accompanying warrants to purchase shares of Common Stock (collectively, “Milestone Securities”). On December 15, 2019, the Company’s Board of Directors unanimously resolved to recommence the Phase 1 Trial based on correspondence from the U.S. Food & Drug Administration’s Division of Cardiovascular and Renal Products and on December 16, 2019, we made the related Public Announcement, triggering the Milestone Closing, which occurred on December 24, 2019. At the Milestone Closing, we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

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
On November 24, 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA") with certain institutional and other accredited investors, including certain directors, executive officers and employees of the Company (the “2021 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of newly designated non-voting convertible preferred stock (the “2021 PIPE”).

At the closing under the November 2021 SPA that occurred on November 30, 2021 (the “2021 Closing”), we sold and issued to the 2021 Purchasers (i) 58,923,352 shares of common stock at a purchase price of $0.36 per share, and (ii) 3,725,720 shares of non-voting Class A-4 convertible preferred stock, in lieu of shares of common stock, at a price of $3.60 per share. Total gross proceeds from the 2021 Closing were approximately $34.6 million. Each share of non-voting Class A-4 convertible preferred stock is convertible into 10 shares of common stock, subject to certain beneficial ownership conversion limitations. An aggregate of 2,222,222 shares of common stock were purchased for $0.8 million by a director of the Company at the 2021 Closing.
We evaluated the non-voting Class A-4 convertible preferred stock sold in the 2021 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.
The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the May 2019 SPA, the December 2020 SPA and the November 2021 SPA for the years ended December 31, 2021 and 2020 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Class A-4 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2019	416	3,288	—	—	46,774
2020 Closing	—	—	273	—	20,303	24,342
Conversions/Exercises	(159)	(1,872)	(14)	—	(1,039)	21,493
Balance at December 31, 2020	257	1,416	259	—	66,038
2021 Closing	—	—	—	3,726	—	58,923
Conversions/Exercises	—	(85)	—	—	(4,170)	3,525
Balance at December 31, 2021	257	1,331	259	3,726	61,868

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. A total of 16,017,131 shares were sold and settled for proceeds of $20.7 million (net of $0.7 million in offering costs) under the Stock Sales Agreement during the year ended December 31,

2021. A total of 492,268 shares were sold for proceeds of $0.3 million (net of less than $0.1 million in offering costs) under the Stock Sales Agreement during the year ended December 31, 2020. On August 10, 2021, we increased the amount of common stock available for sale in the ATM Offering under the Stock Sales Agreement to $50.0 million. At December 31, 2021, $50.0 million remained eligible to be sold in the ATM Offering.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2021 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	13,308
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
Class A-4 convertible preferred stock outstanding (as-converted)	37,257
2019 PIPE Initial Closing warrants	12,778
2019 PIPE Milestone Closing warrants	30,595
2020 PIPE warrants	18,495
Common stock options outstanding	8,661
RSUs outstanding	401
Common stock available for future grant under the 2019 Equity Incentive Plan	2,164
Common stock available for future grant under the Inducement Plan	1,800
Employee Stock Purchase Plan	259
Total common shares reserved for future issuance	130,872
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2021 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2020	6,813	$1.10
Granted	3,351	$1.40
Exercised	(28)	$0.96
Canceled/forfeited/expired	(1,475)	$1.36
Options outstanding at December 31, 2021	8,661	$1.17	8.24	$—
Vested and exercisable at December 31, 2021	3,494	$1.22	7.93	$—
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2021 and 2020 was $1.07 and $0.91, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million for the years ended December 31, 2021 and 2020. Cash received from the exercise of stock options was less than $0.1 million for the years ended December 31, 2021 and 2020.
The total compensation cost related to stock options not yet recognized was $2.1 million as of December 31, 2021. The weighted-average period over which this expense is expected to be recognized is approximately 1.6 years.

The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2021 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2020	34	$1.50
Granted	446	$0.95
Vested	(34)	$1.50
Canceled/forfeited/expired	(45)	$0.96
RSUs outstanding at December 31, 2021	401	$0.95	0.39	$126
The total compensation cost related to non-vested RSUs not yet recognized was $0.2 million as of December 31, 2021. The weighted-average period over which this expense is expected to be recognized is approximately 0.4 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Year ended December 31,
	2021	2020
Stock options
Risk-free interest rate	1.0%	1.1%
Volatility	95.8%	95.4%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	1.0%	1.4%
Volatility	95.7%	95.4%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.1%	0.6%
Volatility	101.2%	98.0%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$821	$693
General and administrative	2,102	1,921
Total	$2,923	$2,614
Employee Stock Purchase Plan
In October 2012, we adopted the 2012 Employee Stock Purchase Plan (“2012 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined six-month period to purchase our common stock. The purchase price of common stock under the 2012 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. As of December 31, 2021, 108,565 shares of our common stock had been issued under the 2012 Purchase Plan, with 11,619 shares of common stock issued for the year ended December 31, 2021. Under the 2012 Purchase Plan, 259,402 shares of our common stock were reserved for future issuance and have been authorized for purchase as of December 31, 2021.
Inducement Plan
On November 23, 2021, our Board of Directors adopted the 2021 Inducement Plan (the “Inducement Plan”), which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan initially reserved 2,000,000 shares of common stock and provides for the grant of NSOs that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.
Under the Inducement Plan, options were granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of December 31, 2021, 1,800,000 shares were reserved for future issuance under the Inducement Plan.
11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million for the years ended December 31, 2021 and 2020.
12. Income Taxes
The following table summarizes the components of our income tax (benefit) expense (in thousands):

	Year ended December 31,
	2021	2020
Current:
Federal	$—	$(13)
State	1	1
	1	(12)
Deferred:
Federal	—	12
State	—	—
	—	12
Income tax expense	$1	$—

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2021	2020
Expected income tax benefit at federal statutory tax rate	$(5,840)	$(3,309)
State income taxes, net of federal benefit	1	(927)
Tax credits	(1,180)	(1,216)
Change in valuation allowance	6,659	2,606
Return to provision adjustments	80	(14)
Stock compensation	243	1,644
Reserve for uncertain tax positions	176	1,179
Other	(138)	37
Income tax expense	$1	$—

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$87,877	$82,747
Research and development and other tax credits	35,344	34,337
Intangibles and property and equipment basis difference	607	715
Stock compensation expense	587	283
Lease liability	631	88
Other	564	281
Total deferred tax assets	125,610	118,451
Total deferred tax liabilities	(782)	(282)
Net deferred tax asset	124,828	118,169
Valuation allowance	(124,828)	(118,169)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized, with the exception of the refundable AMT tax credit. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $124.8 million.

As of December 31, 2021, we had NOL carryforwards for U.S. federal and California state tax purposes of $366.8 million and $276.0 million, respectively, portions of which begin to expire in 2030 and 2031, respectively. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017 of $103.4 million will carry forward indefinitely, but may only offset 80% of our taxable income.
As of December 31, 2021, we also had federal and California research and development tax credit carryforwards of $33.0 million and $9.7 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2021 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance of unrecognized tax benefits	$17,939	$16,573
Decrease for prior year tax positions	(1,174)	(1)
Increase for current year tax positions	188	1,367
Total	$16,953	$17,939
Included in unrecognized tax benefits of $17.0 million at December 31, 2021 was $13.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2010 and forward are subject to examination by the U.S. tax authorities and our tax years for 2011 and forward are subject to examination by the California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2021 and 2020, we have not recognized any interest or penalties related to income taxes.
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
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our new principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building.

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
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Assets
Operating	$2,564	$253
Financing	—	288
Total ROU assets	$2,564	$541

Liabilities
Current:
Operating	$589	$417
Financing	—	56
Long-term:
Operating	2,417	—
Financing	—	—
Total lease liabilities	$3,006	$473
The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Lease cost:
Operating lease cost	$746	$278
Finance lease cost:
Amortization of right-of-use assets	29	178
Interest expense on lease liabilities	1	10
Total finance lease cost	$30	$188

Cash payment information:
Operating cash used for operating leases	$468	$429
Operating cash used for finance leases	1	10
Financing cash used for finance leases	80	277
Total cash paid for amounts included in the measurement of lease liabilities	$549	$716

The table below summarizes other non-cash information under our operating and financing lease obligations as of December 31, 2021 and 2020 (in thousands, except years and rates):

	Year Ended December 31,
	2021	2020
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$3,006	$—

Weighted-average remaining lease term (years) - operating leases	4.3	1.0
Weighted-average remaining lease term (years) - finance leases	0	0.2
Weighted-average discount rate - operating leases	6.0%	10.9%
Weighted-average discount rate - finance leases	—	4.9%

Our future lease payments under our operating lease at December 31, 2021 are as follows (in thousands):

Operating Leases
2022	$754
2023	776
2024	800
2025	824
2026	277
Total operating lease payments	3,431
Less: amount representing interest	(425)
Present value of obligations under operating lease	3,006
Less: current portion	(589)
Long-term operating lease obligations	$2,417

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
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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
Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the SEC no later than May 2, 2022, and is incorporated herein by reference.

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

3.7
Certificate of Designation of Preferences, Rights and Limitations of Class A-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35670), filed with the SEC on November 30, 2021).

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

3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

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

10.3*
Regulus Therapeutics Inc 2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

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

10.8*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.9*
Regulus Therapeutics Inc. 2021 Inducement Plan and Form of Stock Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-261402, filed with the SEC on November 29, 2021).

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

10.12*
Employment Agreement between the Registrant and Cris Calsada, dated August 30, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

10.13*
Employment Agreement between the Registrant and Denis Drygin, dated August 3, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021.

10.14*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2022.

10.15*	Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2022.

10.16*	Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2022.

10.17*	Denis Drygin, Yearly Discretionary Base Salary Increase, effective January 1, 2022.

10.18†
Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.19†
Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated June 10, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.20†
Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated October 25, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.21†
Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.22
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

10.25†
First Amendment to Second Amended and Restated Collaboration and License Agreement, dated November 5, 2018, by and between the Registrant and Sanofi (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.26††
Second Amendment to Second Amended and Restated Collaboration and License Agreement, dated August 25, 2020, by and among the Registrant and Sanofi (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 5, 2020).

10.27
Loan and Security Agreement, dated June 17, 2016, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016).

10.28
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.29††
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.30†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.31
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

10.33
Sixth Amendment to Loan and Security Agreement, dated March 7, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.34
Seventh Amendment to Loan and Security Agreement, dated April 9, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.35
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.36
Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and among the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2020).

10.37	Tenth Amendment to Loan and Security Agreement, dated August 25, 2020, by and among the Registrant and Oxford Finance, LLC.

10.38
Eleventh Amendment to Loan and Security Agreement, dated December 31, 2021, by and between the Company and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on January 5, 2022).

10.39
Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.40
Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021)

10.41
Common Stock Sales Agreement, dated December 12, 2018, by and between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 12, 2018).

10.42
Securities Purchase Agreement, dated November 24, 2021, by and among the Registrant and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35670), filed with the SEC on November 30, 2021).

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

†† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10(iv) of Regulation S-K.

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

Regulus Therapeutics Inc.
Date: March 10, 2022	By:	/s/ Joseph P. Hagan
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

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 10, 2022

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 10, 2022

/s/ Daniel J. Penksa	Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 10, 2022

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 10, 2022

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 10, 2022

/s/ Kathryn Collier
Kathryn Collier	Director	March 10, 2022

/s/ Alice Huang
Alice Huang, Ph.D.	Director	March 10, 2022

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 10, 2022

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 10, 2022

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 10, 2022

/s/ Simos Simeonidis
Simos Simeonidis, Ph.D.	Director	March 10, 2022

/s/ Pascale Witz
Pascale Witz	Director	March 10, 2022