Form 10-Q
period 2022-03-31
Regulus Therapeutics Inc.
filed 2022-05-13
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 6, 2022, the registrant had 145,981,180 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,902	$60,383
Restricted cash	62	62
Contract and other receivables	8	—
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	951	1,780
Total current assets	57,933	65,235
Property and equipment, net	394	281
Intangibles, net	74	83
Right of use asset	2,436	2,564
Other assets	148	291
Total assets	$60,985	$68,454
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$625	$285
Accrued liabilities	827	821
Accrued research and development expenses	608	810
Accrued compensation	858	2,016
Current portion of term loan, less debt issuance costs	826	—
Other current liabilities	957	1,295
Total current liabilities	4,701	5,227
Term loan, less debt issuance costs	3,588	4,673
Lease liability, less current portion	2,262	2,417
Other long-term liabilities	1,193	1,179
Total liabilities	11,744	13,496
Commitments and Contingencies	—	—
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at March 31, 2022 (unaudited) and December 31, 2021	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at March 31, 2022 (unaudited) and December 31, 2021	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at March 31, 2022 (unaudited) and December 31, 2021	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at March 31, 2022 (unaudited) and December 31, 2021	4	4
Common stock, $0.001 par value; 400,000,000 shares authorized at March 31, 2022 and December 31, 2021; 145,981,180 and 145,971,184 shares issued and outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	146	146
Additional paid-in capital	510,662	509,660
Accumulated deficit	(461,572)	(454,853)
Total stockholders’ equity	49,241	54,958
Total liabilities and stockholders’ equity	$60,985	$68,454
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
	(Unaudited)
Operating expenses:
Research and development	3,679	3,320
General and administrative	2,890	2,478
Total operating expenses	6,569	5,798
Loss from operations	(6,569)	(5,798)
Other income (expense):
Interest and other income	6	1
Interest and other expense	(155)	(216)
Loss before income taxes	(6,718)	(6,013)
Income tax expense	(1)	—
Net loss and comprehensive loss	$(6,719)	$(6,013)
Net loss per share, basic and diluted	$(0.05)	$(0.08)
Weighted average shares used to compute basic and diluted net loss per share	145,973,989	71,290,918
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,571,959	$5	145,971,184	$146	$509,660	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	9,996	—	2	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	145,981,180	$146	$510,662	$(461,572)	$49,241

Balance at December 31, 2020	1,931,860	$2	67,432,712	$67	$453,002	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	16,902	—	—	—	—
Issuance of common stock upon exercise of options	—	—	26,770	—	26	—	26
Issuance of common stock upon exercise of warrants	—	—	2,418,681	3	663	—	666
Issuance of common stock through ATM	—	—	4,009,585	4	5,709	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,122	—	2	—	2
Conversions of convertible preferred stock	(78,036)	—	780,360	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	74,689,132	$75	$460,092	$(433,058)	$27,111

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2022	2021
	(Unaudited)
Operating activities
Net loss	$(6,719)	$(6,013)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	26	335
Stock-based compensation	1,000	691
Other	38	10
Change in operating assets and liabilities:
Contracts and other receivables	(8)	432
Prepaid expenses and other assets	681	356
Accounts payable	340	275
Accrued liabilities	(26)	14
Accrued research and development expenses	(202)	(371)
Accrued compensation	(1,159)	(941)
Operating lease right-of-use assets and liabilities, net	(12)	90
Other liabilities	(340)	(589)
Net cash used in operating activities	(6,381)	(5,711)
Investing activities
Purchases of property and equipment	(102)	(53)
Net cash used in investing activities	(102)	(53)
Financing activities
Proceeds from issuance of common stock, net	2	6,382
Proceeds from exercise of common stock options	—	26
Payments on financing leases	—	(72)
Net cash provided by financing activities	2	6,336
Net (decrease) increase in cash and cash equivalents	(6,481)	572
Cash and cash equivalents at beginning of period	60,445	31,087
Cash and cash equivalents at end of period	$53,964	$31,659
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$53,902	$31,597
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$53,964	$31,659
Supplemental disclosure of cash flow information
Interest paid	$(110)	$(109)
Income taxes paid	$(1)	$—
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$33	$24
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021, from which the balance sheet information herein was derived.

Liquidity
Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $538.0 million. As of March 31, 2022, we had approximately $53.9 million of cash and cash equivalents. We are in compliance with all Loan Agreement covenants.
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
We account for restricted stock units by determining the fair value of each restricted stock unit based on the closing market price of our common stock on the date of grant. We recognize stock-based compensation expense using the accelerated multiple-option approach over the requisite service periods of the awards, and forfeitures are recognized as they occur.
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
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our preclinical and clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore these raw materials have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 131,659,415 for the three months ended March 31, 2022 and 89,859,197 for the three months ended March 31, 2021, and consisted of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis. As of March 31, 2022 and December 31, 2021, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in either period.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair value as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$49,911	$49,911	$—	$—
	$49,911	$49,911	$—	$—

	Fair value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$57,905	$57,905	$—	$—
	$57,905	$57,905	$—	$—
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

The Loan Agreement was amended nine times between October 2017 through May 2020. On August 25, 2020 we entered into a tenth amendment to the Loan Agreement with the Lender (the "Tenth Amendment"). Pursuant to the terms of the Tenth Amendment, we were eligible for up to an additional seven months of interest only payments in the event we paid down $10.0 million in loan principal before April 30, 2021 (the "Principal Paydown Event"). We prepaid $1.0 million, $4.0 million and $5.0 million of outstanding principal to the Lender on September 30, 2020, October 8, 2020 and November 30, 2020, respectively, for a total of $10.0 million. We also paid the applicable 5.5% final payment fees related to the three prepayments to the Lender. As the Principal Paydown Event occurred by April 30, 2021, we received an additional seven months of interest only payment extension and were not obligated to make principal payments on the Term Loan until January 1, 2022.

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
As of March 31, 2022, $4.7 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accrued liability balance is presented in other long-term liabilities on our balance sheet at March 31, 2022). We had less than $0.1 million of debt issuance costs outstanding as of March 31, 2022, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of March 31, 2022, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2022	$—
2023	3,304
2024	1,377
$4,681
Paycheck Protection Program Loan

On April 23, 2020, we received proceeds in the amount of approximately $0.7 million (the "PPP Loan") from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was set to mature on April 23, 2022 and bore interest at a rate of 1.0% per annum. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan was prepayable by us at any time prior to maturity with no prepayment penalties.
We used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and we sought forgiveness in accordance with the program. We received full forgiveness of our PPP Loan in the second quarter of 2021. We accounted for the full forgiveness of our PPP Loan by recording a gain in interest and other income for the nine months ended September 30, 2021.
6. Stockholders’ Equity

Common Stock

As of March 31, 2022, there were 145,981,180 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan
On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 4,166,860 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of March 31, 2022, 4,452,863 shares of common stock were available for new equity award grants under the 2019 Plan and 13,871,693 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of March 31, 2022.
2021 Inducement Plan
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
As of March 31, 2022, 1,800,000 shares of common stock were reserved for future issuance under the Inducement Plan and 200,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.

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

At a second closing under the May 2019 SPA that occurred on December 24, 2019 (the “Milestone Closing”), we sold and issued to the Purchasers 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 32,883,900 shares of common stock for an aggregate purchase price of approximately $26.0 million. Net proceeds to the Company from the Milestone Closing were approximately $24.6 million. Each share of non-voting Class A-2 convertible preferred stock is convertible into 10 shares of Common Stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $0.666 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants may be exercised on a net exercise “cashless” basis. An aggregate of 121,581 shares of Class A-2 convertible preferred stock and warrants to purchase up to 1,215,810 shares of common stock were purchased for approximately $1.0 million by certain directors and executive officers of the Company under the Milestone Closing.

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

On November 24, 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA") with certain institutional and other accredited investors, including one of the Company's directors (the “2021 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of newly designated non-voting convertible preferred stock (the “2021 PIPE”).

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

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) under the May 2019 SPA, the December 2020 SPA and the November 2021 SPA for the three months ended March 31, 2022 and 2021 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Class A-4 Convertible Preferred Stock	Warrants	Common Stock
Balance at December 31, 2021	257	1,331	259	3,726	61,868
Conversions/Exercises	—	—	—	—	—
Balance at March 31, 2022	257	1,331	259	3,726	61,868

Balance at December 31, 2020	257	1,416	259	—	66,038
Conversions/Exercises	—	(78)	—	—	(3,920)	3,199
Balance at March 31, 2021	257	1,338	259	—	62,118

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. No shares were sold under the ATM Offering during the three months ended March 31, 2022. A total of 4,009,585 shares were sold and settled for proceeds of $5.8 million (net of $0.2 million in offering costs) under the Stock Sales Agreement during the three months ended March 31, 2021. On August 10, 2021, we increased the amount of common stock available for sale in the ATM Offering under the Stock Sales Agreement to $50.0 million. At March 31, 2022, approximately $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2022 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	2,567
Class A-2 convertible preferred stock outstanding (as-converted)	13,308
Class A-3 convertible preferred stock outstanding (as-converted)	2,587
Class A-4 convertible preferred stock outstanding (as-converted)	37,257
2019 PIPE Initial Closing warrants	12,778
2019 PIPE Milestone Closing warrants	30,595
2020 PIPE warrants	18,495
Common stock options outstanding	12,846
RSUs outstanding	1,226
Common stock available for future grant under the 2019 Equity Incentive Plan	4,453
Common stock available for future grant under the 2021 Inducement Plan	1,800
Employee Stock Purchase Plan	291
Total common shares reserved for future issuance	138,203
The following table summarizes our stock option and RSU (together Stock Awards) activity under all equity incentive plans for the three months ended March 31, 2022 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2021	8,661	$1.17	401	$0.95
Granted	4,357	$0.26	848	$0.26
Canceled/forfeited/expired	(172)	$0.90	(23)	$0.95
Stock Awards outstanding at March 31, 2022	12,846	$0.87	1,226	$0.47

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended March 31,
	2022	2021
Stock options
Risk-free interest rate	1.7%	0.9%
Volatility	95.7%	95.7%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	—	1.0%
Volatility	—	95.7%
Dividend yield	—	—
Expected term (years)	0.0	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.3%	0.1%
Volatility	97.8%	101.3%
Dividend yield	—	—
Expected term (years)	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$270	$181
General and administrative	730	510
Total	$1,000	$691
7. Collaborations
Revenue recognized from our strategic collaborations was zero for the three months ended March 31, 2022 and 2021.

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
As of March 31, 2022, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.
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

Our future lease payments under operating leases at March 31, 2022 are as follows (in thousands):

Operating Leases
Remaining 2022	$569
2023	776
2024	800
2025	824
2026	277
Total operating lease payments	$3,246
Less: amount representing interest	(380)
Present value of obligations under operating leases	2,866
Less: current portion	(604)
Long-term operating lease obligations	$2,262
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission on March 10, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.
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
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidates are RG-012 and RGLS8429. RG-012 is an anti-miR targeting miR-21 for the treatment of Alport syndrome, a life-threatening kidney disease with no approved therapy available. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of RG-012 and any other miR-21 programs. The transition activities were completed in the second quarter of 2019. RGLS8429, an anti-miR targeting miR-17, is our next-generation compound for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"). In May 2022, the U.S. Food and Drug Administration ("FDA") accepted our Investigational New Drug application ("IND") for RGLS8429. We plan to initiate a Phase 1 study for RGLS8429 in the second quarter of 2022. In addition to these programs, we continue to develop a pipeline of other preclinical drug product candidates.
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
Since our inception through March 31, 2022, we have received $416.4 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2022, we had cash and cash equivalents of $53.9 million.
Lead Product Candidates

We currently have two lead product candidates.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. In Phase 1 clinical trials, RG-012 was well-tolerated, and there were no serious adverse events ("SAEs") reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the IND, were completed in the second quarter of 2019. Sanofi has completed enrollment of patients into a Phase 2 clinical trial evaluating Lademirsen (RG-012) for the treatment of adult patients with Alport Syndrome, with final data expected in the first half of 2023.

RGLS8429: RGLS8429, an anti-miR oligonuceotide targeting miR-17, is our next-generation compound for the treatment of ADPKD. In October 2021, we announced that we would discontinue further development of RGLS4326, our first generation compound for the treatment of ADPKD, based on discussions with the FDA and data from the second cohort of patients in the Phase 1b trial of RGLS4326. We believe RGLS8429 has a superior pharmacologic profile compared with RGLS4326. In both in vitro and in vivo efficacy studies, RGLS8429 exhibits equal potency for its molecular target (miR-17) as RGLS4326. Further, in recently-completed IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of RGLS4326.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. We plan to initiate a Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429. Following the SAD study, we plan to initiate a Phase 1b MAD study in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the dose response of RGLS8429 treatment on ADPKD biomarkers including polycystins, cystic kidney volume (htTKV), and overall kidney function. Top-line data from the healthy volunteer portion of the study are expected in the second half of 2022, and top-line biomarker data for the first cohort of RGLS8429-treated patients with ADPKD are expected in the first half of 2023.

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
To date, we have conducted research on many different microRNAs with the goal of understanding how they function and identifying those that might be targets for therapeutic modulation. At any given time we are working on multiple targets, primarily within our therapeutic areas of focus. Our organization is structured to allow the rapid deployment and shifting of resources to focus on the most promising targets based on our ongoing research. As a result, in the early phase of our development programs, our research and development costs are not tied to any specific target. However, we are currently spending the vast majority of our research and development resources on our ADPKD program.
Since our inception, we have incurred a total of approximately $394.9 million in research and development expenses through March 31, 2022.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is primarily attributable to interest charges associated with borrowings under our secured Term Loan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Revenue under collaborations	$—	$—
Research and development expenses	3,679	3,320
General and administrative expenses	2,890	2,478
Interest and other expenses, net	(149)	(215)
Revenue under collaborations

Our revenues are generated from ongoing collaborations, and generally consist of upfront payments for licenses or options to obtain licenses in the future, milestone payments and payments for other research services. Revenue was zero for the three months ended March 31, 2022 and 2021.
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2022	% of total	Three months ended March 31, 2021	% of total	$	%
Research and development
Personnel and internal expenses	$1,715	47%	$1,520	46%	$195	13%
Third-party and outsourced expenses	1,674	45%	1,288	39%	386	30%
Non-cash stock-based compensation	270	7%	181	5%	89	49%
Depreciation	20	1%	331	10%	(311)	(94)%
Total research and development expenses	$3,679	100%	$3,320	100%	$359	11%
Research and development expenses were $3.7 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily attributable to an increase in external research and development expenses, which were primarily driven by an increase in spend on IND-related activities (most notably, third-party drug manufacturing) for our RGLS8429 product candidate.
General and administrative expenses
General and administrative expenses were $2.9 million for the three months ended March 31, 2022, compared to $2.5 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was attributable to a general increase in personnel-related and ongoing general business operating costs.
Interest and other expenses, net
Net interest and other expenses were $0.1 million for the three months ended March 31, 2022, compared to net interest and other expenses of $0.2 million for the three months ended March 31, 2021. These amounts were primarily related to interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had cash and cash equivalents of $53.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated and operating capital expenditure requirements into the fourth quarter of 2023. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain this needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.
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
To date, we have funded our operations primarily through the sale of equity, and to a lesser extent, through convertible debt, up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development, including discovery research, and preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as the recent military action initiated by Russia against Ukraine (and responses taken by the global community, including sanctions and trade restrictions), the global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(6,381)	$(5,711)
Investing activities	(102)	(53)
Financing activities	2	6,336
Total	$(6,481)	$572
Operating activities
Net cash used in operating activities was $6.4 million for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021. The increase in net cash used in operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was attributable to a $0.7 million increase in net loss for the three months ended March 31, 2022 as compared to the same period in 2021.
Investing activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022 and 2021.
Financing activities
Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2022, compared to $6.3 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2021 was primarily attributable to proceeds from the issuance of our common stock pursuant to our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC.
MATERIAL CASH REQUIREMENTS
As of March 31, 2022, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of March 31, 2022, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority ("FCA") announced that the FCA intends to phase out the use of LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. At this time, we are not able to predict when LIBOR will cease to be available and how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan.
If a 10% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) were not included as a separate risk factor in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
Any of our product candidates may cause adverse effects ("AEs") or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

As of March 31, 2022, we had approximately $53.9 million of cash and cash equivalents and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our term loan (“Term Loan”) with Oxford Finance LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Amounts outstanding under the Term Loan mature on May 1, 2024.

Under the Term Loan, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Chief Executive of the FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, we are not able to predict when LIBOR will cease to be available and how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our outstanding principal amount under the Term Loan. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $6.7 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $461.6 million.
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
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We plan to initiate clinical development of RGLS8429 in the second quarter of 2022. Even if we or a collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2022, we had 25 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed by the Biden administration until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations; reputational harm, loss of revenue or profits, and other adverse business consequences.*
In the ordinary course of business we process personal data and other sensitive and confidential information, including patient data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws and regulations by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of certain individually identifiable health information;

•the European Union’s General Data Protection Regulation (“GDPR”) adopted in May 2018, which contains provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including but not limited to the GDPR;

•California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Several other states have enacted or proposed data privacy laws, further exemplifying the evolving regulatory environment related to personal data and, particularly, protected health information; and

•Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines or lawsuits.*

Our business requires manipulating, analyzing and storing large amounts of data, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We also maintain personally identifiable information about our employees. We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Despite security controls we have in place, such attacks are difficult to avoid. Our remote workforce poses increased risks to our information technology systems and data, as some of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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

Our business and operations might be disrupted or adversely affected by catastrophic events.*

Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and other geopolitical events (such as the Russia-initiated military action against Ukraine), and public health issues (including, for example, the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, CROs or other third parties with whom we conduct business.*
Our business may be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic. For example, the COVID-19 pandemic poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. In addition, the COVID-19 pandemic has, and could in the future, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could potentially disrupt the supply chain for our product candidates in our collaborators’ ongoing clinical trials. For example, some of our CROs have previously delayed the commencement of preclinical studies due to shelter-in-place orders. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trial has been, and may in the future be, affected by the ongoing COVID-19 pandemic. If there is a rise in the number of severe COVID-19 cases that require hospitalization, due to a new variant or otherwise, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations.

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

We have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple occasions during the last several years. Most recently, on August 9, 2021, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Capital Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Our common stock did not meet the

$1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Therefore, we requested and were granted an additional 180-day period during which we must regain compliance with the minimum closing bid price requirement. Pursuant to our definitive proxy statement filed with the SEC on April 27, 2022, we are seeking approval from our stockholders at our 2022 annual meeting of the approval of a reverse split of our common stock. There can be no assurance that the foregoing reverse stock split proposal will be approved, or that we will be able to regain and maintain compliance with the $1.00 minimum bid price requirement or maintain compliance with the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of March 31, 2022, warrants to exercise an aggregate of 61.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $0.78. In addition, as of March 31, 2022, an aggregate of 55.7 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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

We may be the subject of putative securities class action litigation in the future.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, certain putative class action complaints were filed against us and certain of our current and former executive officers in January 2017 alleging that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. On December 29, 2020, the court entered a final judgment and dismissed the action with prejudice. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with the current lawsuits or any future lawsuits will be covered or that coverage, if any, will be sufficient. In addition, the current lawsuits and similar future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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

General Risk Factors

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.
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

10.1*
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 11, 2022).

10.2*
Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2022 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 11, 2022).

10.3*
Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2022 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 11, 2022).

10.4*
Denis Drygin, Yearly Discretionary Base Salary Increase, effective January 1, 2022 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 11, 2022).

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

Regulus Therapeutics Inc.
Date: May 12, 2022	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)