Form 10-Q
period 2022-06-30
Regulus Therapeutics Inc.
filed 2022-08-11
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 5, 2022, the registrant had 14,634,414 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,119	$60,383
Short-term investments	12,415	—
Restricted cash	62	62
Contract and other receivables	—	—
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	790	1,780
Total current assets	51,396	65,235
Property and equipment, net	526	281
Intangibles, net	70	83
Right of use asset	2,306	2,564
Other assets	—	291
Total assets	$54,298	$68,454
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$595	$285
Accrued liabilities	815	821
Accrued research and development expenses	755	810
Accrued compensation	1,393	2,016
Current portion of term loan, less debt issuance costs	1,652	—
Other current liabilities	619	1,295
Total current liabilities	5,829	5,227
Term loan, less debt issuance costs	2,794	4,673
Lease liability, less current portion	2,102	2,417
Other long-term liabilities	1,206	1,179
Total liabilities	11,931	13,496
Commitments and Contingencies	—	—
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at June 30, 2022 (unaudited) and December 31, 2021	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at June 30, 2022 (unaudited) and December 31, 2021	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at June 30, 2022 (unaudited) and December 31, 2021	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at June 30, 2022 (unaudited) and December 31, 2021	4	4
Common stock, $0.001 par value; 300,000,000 and 400,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 14,634,414 and 14,597,118 shares issued and outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	15	15
Additional paid-in capital	511,213	509,791
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(468,830)	(454,853)
Total stockholders’ equity	42,367	54,958
Total liabilities and stockholders’ equity	$54,298	$68,454
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Operating expenses:
Research and development	4,708	4,150	8,387	7,470
General and administrative	2,467	2,488	5,357	4,967
Total operating expenses	7,175	6,638	13,744	12,437
Loss from operations	(7,175)	(6,638)	(13,744)	(12,437)
Other income (expense):
Interest and other income	79	821	85	822
Interest and other expense	(162)	(216)	(317)	(431)
Loss before income taxes	(7,258)	(6,033)	(13,976)	(12,046)
Income tax expense	—	(1)	(1)	(1)
Net loss and comprehensive loss	$(7,258)	$(6,034)	$(13,977)	$(12,047)
Other comprehensive loss:
Unrealized loss on short-term investments, net	(36)	—	(36)	—
Comprehensive loss	$(7,294)	$(6,034)	$(14,013)	$(12,047)
Net loss per share, basic and diluted	$(0.50)	$(0.78)	$(0.96)	$(1.62)
Weighted average shares used to compute basic and diluted net loss per share	14,612,312	7,716,982	14,604,594	7,424,371
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	996	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	14,598,114	$15	$510,793	$—	$(461,572)	$49,241
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	420	—	—	420
Net loss	—	—	—	—	—	—	(7,258)	(7,258)
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2022	5,571,959	$5	14,634,414	$15	$511,213	$(36)	$(468,830)	$42,367

Balance at December 31, 2020	1,931,860	$2	6,743,271	$7	$453,062	$—	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	1,684	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,673	—	26	—	—	26
Issuance of common stock upon exercise of warrants	—	—	241,866	—	666	—	—	666
Issuance of common stock through ATM	—	—	400,970	1	5,712	—	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	411	—	2	—	—	2
Conversions of convertible preferred stock	(78,036)	—	78,036	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	691	—	—	691
Net loss	—	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	7,468,911	$8	$460,159	$—	$(433,058)	$27,111
Issuance of common stock upon vesting of restricted stock units	—	—	1,679	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	95	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	25,000	—	166	—	—	166
Issuance of common stock through ATM	—	—	1,200,761	1	14,830	—	—	14,831
Conversions of convertible preferred stock	(7,585)	—	7,585	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	1,846,239	$2	8,704,031	$9	$475,909	$—	$(439,092)	$36,828

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2022	2021
	(Unaudited)
Operating activities
Net loss	$(13,977)	$(12,047)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	57	380
Stock-based compensation	1,420	1,445
Amortization of premium on investments, net	(20)	—
Gain on PPP Loan forgiveness	—	(662)
Other	70	22
Change in operating assets and liabilities:
Contracts and other receivables	—	309
Prepaid materials	—	45
Prepaid expenses and other assets	990	501
Accounts payable	311	858
Accrued liabilities	(6)	(105)
Accrued research and development expenses	(55)	(335)
Accrued compensation	(623)	(585)
Operating lease right-of-use assets and liabilities, net	(28)	275
Other liabilities	(679)	(836)
Net cash used in operating activities	(12,540)	(10,735)
Investing activities
Purchases of short-term investments	(12,431)	—
Purchases of property and equipment	(295)	(184)
Net cash used in investing activities	(12,726)	(184)
Financing activities
Proceeds from issuance of common stock, net	2	21,379
Proceeds from exercise of common stock options	—	27
Payments on financing leases	—	(72)
Net cash provided by financing activities	2	21,334
Net (decrease) increase in cash and cash equivalents	(25,264)	10,415
Cash and cash equivalents at beginning of period	60,445	31,087
Cash and cash equivalents at end of period	$35,181	$41,502
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$35,119	$41,440
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$35,181	$41,502
Supplemental disclosure of cash flow information
Paycheck Protection Program loan forgiveness	$—	$662
Interest paid	$(226)	$(222)
Income taxes paid	$(1)	$(1)
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

On June 24, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-10 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on June 28, 2022 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on June 29, 2022. The accompanying condensed financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, common stock issuable upon conversion of our outstanding convertible preferred stock, warrants and per share amounts contained in our condensed financial statements have been retrospectively adjusted.

Liquidity
Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $538.0 million. As of June 30, 2022, we had approximately $47.5 million of cash, cash equivalents and short-term investments. We are in compliance with all Loan Agreement covenants.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 13,233,238 for the three and six months ended June 30, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 9,033,339 and for the three and six months ended June 30, 2021, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of June 30, 2022
U.S. Treasury securities	1 or less	$12,451	$—	$(36)	$12,415
		$12,451	$—	$(36)	$12,415
As of December 31, 2021, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss.
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair value as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$32,536	$32,536	$—	$—
U.S. Treasury securities	12,415	12,415	—	—
	$44,951	$44,951	$—	$—

	Fair value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$57,905	$57,905	$—	$—
	$57,905	$57,905	$—	$—
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

As of June 30, 2022, $4.7 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accrued liability balance is presented in other long-term liabilities on our balance sheet at June 30, 2022). We had less than $0.1 million of debt issuance costs outstanding as of June 30, 2022, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of June 30, 2022, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

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
6. Stockholders’ Equity

Common Stock

As of June 30, 2022, there were 14,634,414 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

Reverse Stock Split

On June 24, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-10 reverse stock split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The Nasdaq Capital Market. At the effective time of the reverse stock split, 5:00 p.m. on June 28, 2022, each 10 shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. All of our stock options, RSUs and warrants outstanding immediately prior to the reverse stock split, as well as the conversion ratio of our outstanding convertible preferred stock, were proportionately adjusted. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, common stock issuable upon conversion of outstanding convertible preferred stock, warrants and per share amounts contained in these financial statements have been retrospectively adjusted.

2019 Equity Incentive Plan
On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of June 30, 2022, 362,048 shares of common stock were available for new equity award grants under the 2019 Plan and 1,349,667 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of June 30, 2022.
2021 Inducement Plan
On November 23, 2021, our Board of Directors adopted the 2021 Inducement Plan (the “Inducement Plan”), which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan initially reserved 200,000 shares of common stock and provides for the grant of NSOs that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company.
Under the Inducement Plan, options were granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of June 30, 2022, 160,000 shares of common stock were reserved for future issuance under the Inducement Plan and 40,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.

Private Placement of Common Stock and Non-Voting Preferred Stock

On November 24, 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA") with certain institutional and other accredited investors, including one of the Company's directors (the “2021 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of newly designated non-voting convertible preferred stock (the “2021 PIPE”).

At the closing under the November 2021 SPA that occurred on November 30, 2021 (the “2021 Closing”), we sold and issued to the 2021 Purchasers (i) 5,892,335 shares of common stock at a purchase price of $3.60 per share, and (ii) 372,572 shares of non-voting Class A-4 convertible preferred stock, in lieu of shares of common stock, at a price of $3.60 per share. Total gross proceeds from the 2021 Closing were approximately $34.6 million. Each share of non-voting Class A-4 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. An aggregate of 222,222 shares of common stock were purchased for $0.8 million by a director of the Company at the 2021 Closing.

We evaluated the non-voting Class A-4 convertible preferred stock sold in the 2021 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Class A-4 Convertible Preferred Stock	Common Stock Warrants	Common Stock
Balance at December 31, 2021	257	1,331	259	3,726	6,187	—
Conversions/Exercises	—	—	—	—	—	—
Balance at March 31, 2022	257	1,331	259	3,726	6,187
Conversions/Exercises	—	—	—	—	—
Balance at June 30, 2022	257	1,331	259	3,726	6,187

Balance at December 31, 2020	257	1,416	259	—	6,604	—
Conversions/Exercises	—	(78)	—	—	(392)	320
Balance at March 31, 2021	257	1,338	259	—	6,212
Conversions/Exercises	—	(7)	—	—	(25)	32
Balance at June 30, 2021	257	1,331	259	—	6,187

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

No shares were sold under the ATM Offering during the six months ended June 30, 2022. A total of 1,200,751 shares were sold and settled for proceeds of $14.8 million (net of $0.5 million in offering costs) under the Stock Sales Agreement during the three months ended June 30, 2021. A total of 1,601,698 shares were sold and settled for proceeds of $20.5 million (net of $0.8 million in offering costs) under the ATM Offering during the six months ended June 30, 2021. On August 10, 2021, we increased the amount of common stock available for sale in the ATM Offering under the Stock Sales Agreement to $50.0 million. At June 30, 2022, approximately $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2022 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
2019 PIPE Initial Closing warrants	1,278
2019 PIPE Milestone Closing warrants	3,059
2020 PIPE warrants	1,849
Common stock options outstanding	1,390
RSUs outstanding	85
Common stock available for future grant under the 2019 Equity Incentive Plan	362
Common stock available for future grant under the 2021 Inducement Plan	160
Employee Stock Purchase Plan	29
Total common shares reserved for future issuance	13,785
The following table summarizes our stock option and RSU (together Stock Awards) activity under all equity incentive plans for the six months ended June 30, 2022 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2021	866	$11.72	40	$9.50
Granted	551	$2.62	85	$2.57
Exercised (options) or Vested (RSUs)	—	$—	(36)	$9.50
Canceled/forfeited/expired	(27)	$34.95	(4)	$9.50
Stock Awards outstanding at June 30, 2022	1,390	$7.65	85	$2.57

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2012 Equity Incentive Plan, 2015 Inducement Plan, 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plan during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options
Risk-free interest rate	3.0%	1.1%	2.0%	1.0%
Volatility	97.5%	96.5%	96.1%	95.8%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	—	1.0%
Volatility	—	—	—	95.7%
Dividend yield	—	—	—	—
Expected term (years)	0	0	0	6.1
Employee stock purchase plan shares
Risk-free interest rate	0.8%	0.1%	0.5%	0.1%
Volatility	98.4%	108.9%	96.1%	105.1%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$100	$229	$370	$410
General and administrative	321	525	1,055	1,035
Total	$421	$754	$1,425	$1,445
7. Collaborations
Revenue recognized from our strategic collaboration was zero for the three and six months ended June 30, 2022 and 2021.

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
As of June 30, 2022, the $25.0 million in development milestone payments (variable consideration) is fully constrained and therefore, does not meet the criteria for revenue recognition.
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

Our future lease payments under operating leases at June 30, 2022 are as follows (in thousands):

Operating Leases
Remaining 2022	$381
2023	776
2024	800
2025	824
2026	277
Total operating lease payments	$3,058
Less: amount representing interest	(338)
Present value of obligations under operating leases	2,720
Less: current portion	(618)
Long-term operating lease obligations	$2,102
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
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidate is RGLS8429, an anti-miR targeting miR-17, our next-generation compound for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"). In May 2022, the U.S. Food and Drug Administration ("FDA") accepted our Investigational New Drug application ("IND") for RGLS8429. We initiated a Phase 1 study for RGLS8429 in June 2022. In addition to this program, we continue to develop a pipeline of other preclinical drug product candidates.
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
Since our inception through June 30, 2022, we have received $416.4 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $47.5 million.
Lead Programs

RGLS8429: RGLS8429 is an anti-miR next-generation oligonucleotide targeting miR-17 for the treatment of ADPKD. In October 2021, we announced that we would discontinue further development of RGLS4326, our first-generation compound for the treatment of ADPKD, based on discussions with the FDA and data from the second cohort of patients in the Phase 1b trial of RGLS4326. We believe RGLS8429 has a superior pharmacologic profile compared with RGLS4326 in preclinical studies. In both in vitro and in vivo efficacy studies, RGLS8429 exhibits equal potency for its molecular target (miR-17) as RGLS4326. Furthermore, in recently-completed IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of RGLS4326.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. In June 2022, we initiated a Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429. Following the SAD study, we plan to initiate a Phase 1b MAD study in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. Top-line data from the healthy volunteer portion of the study are expected in the second half of 2022, and top-line biomarker data for the first cohort of RGLS8429-treated patients with ADPKD are expected in the first half of 2023. In June 2022, the FDA granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. RG-012 was well-tolerated and no serious adverse events ("SAEs") were reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models.

In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the IND, were completed in the second quarter of 2019. In July 2022,
Sanofi notified us of its decision to terminate the HERA trial for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is currently evaluating different opportunities with respect to RG-012.

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
Since our inception, we have incurred a total of approximately $399.6 million in research and development expenses through June 30, 2022.

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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development expenses	4,708	4,150	8,387	7,470
General and administrative expenses	2,467	2,488	5,357	4,967
Interest and other (expenses) income, net	(83)	605	(232)	391
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2022	% of total	Three months ended June 30, 2021	% of total	$	%
Research and development
Personnel and internal expenses	$1,798	38%	$1,534	37%	$264	17%
Third-party and outsourced expenses	2,785	59%	2,346	56%	439	19%
Non-cash stock-based compensation	99	2%	229	6%	(130)	(57)%
Depreciation	25	1%	41	1%	(16)	(39)%
Total research and development expenses	$4,707	100%	$4,150	100%	$557	13%

					Increase (decrease)
	Six months ended June 30, 2022	% of total	Six months ended June 30, 2021	% of total	$	%
Research and development
Personnel and internal expenses	$3,512	42%	$3,055	41%	$457	15%
Third-party and outsourced expenses	4,461	53%	3,633	49%	828	23%
Non-cash stock-based compensation	369	4%	410	5%	(41)	(10)%
Depreciation	45	1%	372	5%	(327)	(88)%
Total research and development expenses	$8,387	100%	$7,470	100%	$917	12%
Research and development expenses were $4.7 million and $8.4 million for the three and six months ended June 30, 2022, respectively, compared to $4.2 million and $7.5 million for the three and six months ended June 30, 2021, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increases for the three and six months ended June 30, 2022, as compared to the three and months ended June 30, 2021, were primarily attributable to increases in internal and external research and development expenses, which were primarily driven by increases in spend on activities for our RGLS8429 program.
General and administrative expenses
General and administrative expenses were $2.5 million and $5.4 million for the three and six months ended June 30, 2022, respectively, compared to $2.5 million and $5.0 million for the three and six months ended June 30, 2021, respectively. The increase for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was attributable to a general increase in personnel-related and ongoing general business operating costs.
Interest and other (expenses) income, net
Net interest and other expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, compared to net interest and other income of $0.6 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The amounts for the three and six months ended June 30, 2022 were primarily related to interest charges associated with our outstanding Term Loan, partially offset by interest earned on our short-term investments. The net interest income amounts for the three and six months ended June 30, 2021 included a $0.7 million gain on forgiveness of our PPP loan during the three months ended June 30, 2021, partially offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2022, we had cash, cash equivalents and short-term investments of $47.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated and operating capital expenditure requirements into the fourth quarter of 2023. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain this needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,540)	$(10,735)
Investing activities	(12,726)	(184)
Financing activities	2	21,334
Total	$(25,264)	$10,415
Operating activities
Net cash used in operating activities was $12.5 million for the six months ended June 30, 2022, compared to $10.7 million for the six months ended June 30, 2021. The increase in net cash used in operating activities was attributable to a $1.9 million increase in net loss for the six months ended June 30, 2022, as compared to the same period in 2021.
Investing activities
Net cash used in investing activities was $12.7 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021. The increase in net cash used in investing activities was attributable to cash and cash equivalents used to purchase $12.4 million of short-term investments (U.S. Treasury securities) during the three months ended June 30, 2022.
Financing activities

Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2022, compared to $21.3 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to proceeds from the issuance of our common stock pursuant to our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC.
MATERIAL CASH REQUIREMENTS

As of June 30, 2022, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds and U.S. Treasury securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our cash equivalents or short-term investments as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of June 30, 2022, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
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
If a 10% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on our interest expense as of that date.
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
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from our preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.*
We have invested a significant portion of our efforts and financial resources in the identification and development of product candidates that target microRNAs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.
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
If we do or our collaboration partners do not achieve one or more of these factors in a timely manner or at all, we or our collaboration partners could experience significant delays or an inability to successfully complete the development of, or commercialize, our product candidates, which would materially harm our business. For example, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria.
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

Additionally, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria.

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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

As of June 30, 2022, we had approximately $47.5 million of cash, cash equivalents and short-term investments and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our term loan (“Term Loan”) with Oxford Finance LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Additionally, our collaboration partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective collaboration agreements with us. For example, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is currently evaluating different opportunities with respect to RG-012 but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through additional collaborations if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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
We have incurred losses in each year since our inception in September 2007. Our net loss was $7.3 million and $14.0 million for the three and six months ended June 30, 2022, compared to $6.0 million and $12.0 million for the three and six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $468.8 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our collaboration partners. We have a collaboration with Sanofi relating to the development of our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of our preclinical program targeting miR-221/222 for HCC. If Sanofi exercises its option, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another collaboration for such product candidate. Pursuant to the 2018 Sanofi Amendment, we completed the transition of further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, in the second quarter of 2019. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 programs. In July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is currently evaluating different opportunities with respect to RG-012, but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful.
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We initiated clinical development of RGLS8429 in the second quarter of 2022. Even if we or a collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.*

We are likely to depend upon third party collaboration partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These collaborations will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our strategic collaboration with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize our preclinical program targeting miR-221/222 for HCC upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise this option. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our collaboration partners to successfully meet their respective responsibilities under our agreements with them. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 program, but we will not receive royalties in the event our miR-21 programs are eventually commercialized, and the milestone payments we are eligible to receive for these programs has been significantly reduced. In July 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of RG-012 for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is currently evaluating different opportunities with respect to RG-012, but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2022, we had 27 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the Trump administration proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed by the Biden administration until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

•the European Union’s General Data Protection Regulation (“GDPR”) adopted in May 2018, which contains provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including but not limited to the GDPR;

•California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Several other states have enacted or proposed data privacy laws, further exemplifying the evolving regulatory environment related to personal data and, particularly, protected health information; and

•Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

We have failed to comply with Nasdaq’s minimum bid price requirement and minimum stockholders’ equity requirement on multiple occasions during the last several years. Most recently, on August 9, 2021, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Capital Market. Our common stock did not meet the $1.00 minimum bid price for a minimum of 10 consecutive trading days within the 180-day period following the date of the letter. Therefore, we requested and were granted an additional 180-day period to regain compliance with the minimum closing bid price requirement. At our 2022 annual meeting of stockholders, our stockholders approved a reverse split of our common stock. In June 2022, we completed a 1-for-10 reverse split of our outstanding common stock and we subsequently regained compliance with the minimum bid price requirement. There can be no assurance that we will be able to maintain compliance with the $1.00 minimum bid price requirement or maintain compliance with the minimum stockholders’ equity requirement, or continuously satisfy Nasdaq's other continued listing standards in the future. If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, the delisting of our common stock from The Nasdaq Capital Market would constitute an event of default under our Loan Agreement.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of June 30, 2022, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of June 30, 2022, an aggregate of 5.6 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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
In addition, we adopted an Inducement Plan in 2021 (the “Inducement Plan”) pursuant to which our management has the ability to grant stock options exercisable for up to an aggregate of 200,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report of Form 8-K (File No. 001-35670), filed with the SEC on June 27, 2022).

3.5
Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Class  A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No.  001-35670), filed with the SEC on December 26, 2019).

3.7
Certificate of Designation of Preferences, Rights and Limitations of Class A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-35670) filed with the SEC on December 4, 2020).

3.8
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

3.11	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11.

4.2	Form of Common Stock Certificate of the Registrant.

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

10.1*	Regulus Therapeutics Inc. 2022 Employee Stock Purchase Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

*	Indicates management contract or compensatory plan.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: August 11, 2022	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)