Form 10-Q
period 2022-09-30
Regulus Therapeutics Inc.
filed 2022-11-14
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 4, 2022, the registrant had 16,840,261 shares of Common Stock ($0.001 par value) outstanding.

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

•Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,014	$60,383
Short-term investments	25,310	—
Restricted cash	62	62
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	977	1,780
Total current assets	49,373	65,235
Property and equipment, net	513	281
Intangibles, net	67	83
Right of use asset	2,174	2,564
Other assets	—	291
Total assets	$52,127	$68,454
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$796	$285
Accrued liabilities	615	821
Accrued research and development expenses	1,081	810
Accrued compensation	1,698	2,016
Current portion of term loan, less debt issuance costs	4,478	—
Other current liabilities	1,853	1,295
Total current liabilities	10,521	5,227
Term loan, less debt issuance costs	—	4,673
Lease liability, less current portion	1,936	2,417
Other long-term liabilities	—	1,179
Total liabilities	12,457	13,496
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at September 30, 2022 (unaudited) and December 31, 2021	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at September 30, 2022 (unaudited) and December 31, 2021	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at September 30, 2022 (unaudited) and December 31, 2021	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at September 30, 2022 (unaudited) and December 31, 2021	4	4
Common stock, $0.001 par value; 300,000,000 and 400,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 16,840,261 and 14,597,118 shares issued and outstanding at September 30, 2022 (unaudited) and December 31, 2021, respectively	17	15
Additional paid-in capital	516,060	509,791
Accumulated other comprehensive loss	(31)	—
Accumulated deficit	(476,381)	(454,853)
Total stockholders’ equity	39,670	54,958
Total liabilities and stockholders’ equity	$52,127	$68,454
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Operating expenses:
Research and development	5,310	5,915	13,697	13,385
General and administrative	2,253	2,504	7,610	7,471
Total operating expenses	7,563	8,419	21,307	20,856
Loss from operations	(7,563)	(8,419)	(21,307)	(20,856)
Other income (expense):
Interest and other income	187	1	272	823
Interest and other expense	(175)	(210)	(492)	(641)
Loss before income taxes	(7,551)	(8,628)	(21,527)	(20,674)
Income tax expense	—	—	(1)	(1)
Net loss	$(7,551)	$(8,628)	$(21,528)	$(20,675)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	5	—	(31)	—
Comprehensive loss	$(7,546)	$(8,628)	$(21,559)	$(20,675)
Net loss per share, basic and diluted	$(0.50)	$(0.99)	$(1.46)	$(2.63)
Weighted average shares used to compute basic and diluted net loss per share	14,969,574	8,703,637	14,727,591	7,855,479
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	996	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	14,598,114	$15	$510,793	$—	$(461,572)	$49,241
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	420	—	—	420
Net loss	—	—	—	—	—	—	(7,258)	(7,258)
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2022	5,571,959	$5	14,634,414	$15	$511,213	$(36)	$(468,830)	$42,367
Issuance of common stock through ATM	—	—	2,205,100	2	4,486	—	—	4,488
Issuance of common stock under Employee Stock Purchase Plan	—	—	747	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	360	—	—	360
Net loss	—	—	—	—	—	—	(7,551)	(7,551)
Unrealized gain on short-term investments	—	—	—	—	—	5	—	5
Balance at September 30, 2022	5,571,959	$5	16,840,261	$17	$516,060	$(31)	$(476,381)	$39,670

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,931,860	$2	6,743,271	$7	$453,062	$—	$(427,045)	$26,026
Issuance of common stock upon vesting of restricted stock units	—	—	1,684	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,673	—	26	—	—	26
Issuance of common stock upon exercise of warrants	—	—	241,866	—	666	—	—	666
Issuance of common stock through ATM	—	—	400,970	1	5,712	—	—	5,713
Issuance of common stock under Employee Stock Purchase Plan	—	—	411	—	2	—	—	2
Conversions of convertible preferred stock	(78,036)	—	78,036	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	691	—	—	691
Net loss	—	—	—	—	—	—	(6,013)	(6,013)
Balance at March 31, 2021	1,853,824	$2	7,468,911	$8	$460,159	$—	$(433,058)	$27,111
Issuance of common stock upon vesting of restricted stock units	—	—	1,679	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	95	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	25,000	—	166	—	—	166
Issuance of common stock through ATM	—	—	1,200,761	1	14,830	—	—	14,831
Conversions of convertible preferred stock	(7,585)	—	7,585	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(6,034)	(6,034)
Balance at June 30, 2021	1,846,239	$2	8,704,031	$9	$475,909	$—	$(439,092)	$36,828
Issuance of common stock under Employee Stock Purchase Plan	—	—	749	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	807	—	—	807
Net loss	—	—	—	—	—	—	(8,628)	(8,628)
Balance at September 30, 2021	1,846,239	$2	8,704,780	$9	$476,721	$—	$(447,720)	$29,012

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2022	2021
	(Unaudited)
Operating activities
Net loss	$(21,528)	$(20,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	89	418
Stock-based compensation	1,780	2,252
Amortization of discount on investments, net	(52)	—
Gain on PPP Loan forgiveness	—	(662)
Other	101	39
Change in operating assets and liabilities:
Contracts and other receivables	—	503
Prepaid materials	—	304
Prepaid expenses and other assets	802	784
Accounts payable	511	51
Accrued liabilities	(217)	193
Accrued research and development expenses	271	1,250
Accrued compensation	(319)	(316)
Operating lease right-of-use assets and liabilities, net	(46)	291
Other liabilities	(665)	(729)
Net cash used in operating activities	(19,273)	(16,297)
Investing activities
Purchases of short-term investments	(30,289)	—
Sales of short-term investments	5,000	—
Purchases of property and equipment	(298)	(210)
Net cash used in investing activities	(25,587)	(210)
Financing activities
Proceeds from issuance of common stock, net	4,491	21,384
Proceeds from exercise of common stock options	—	27
Payments on financing leases	—	(81)
Net cash provided by financing activities	4,491	21,330
Net (decrease) increase in cash and cash equivalents	(40,369)	4,823
Cash and cash equivalents at beginning of period	60,445	31,087
Cash and cash equivalents at end of period	$20,076	$35,910
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,014	$35,848
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$20,076	$35,910
Supplemental disclosure of cash flow information
Paycheck Protection Program loan forgiveness	$—	$662
Interest paid	$(348)	$(329)
Income taxes paid	$(1)	$(1)
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $542.5 million. As of September 30, 2022, we had approximately $45.3 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. As a result, there is substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of September 30, 2022 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We are in compliance with all Loan Agreement covenants.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as site initiation, successful enrollment of patients and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 13,229,539 for the three and nine months ended September 30, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 9,050,339 and for the three and nine months ended September 30, 2021, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of September 30, 2022
U.S. Treasury securities	1 or less	$25,341	$—	$(31)	$25,310
		$25,341	$—	$(31)	$25,310
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

Financial Assets Measured at Fair Value

The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair value as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$17,308	$17,308	$—	$—
U.S. Treasury securities	25,310	25,310	—	—
	$42,618	$42,618	$—	$—

	Fair value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,905	$57,905	$—	$—
	$57,905	$57,905	$—	$—
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

The Loan Agreement was amended ten times between October 2017 through August 2020. On December 31, 2021, we entered into an eleventh amendment to the Loan Agreement (the "Eleventh Amendment"). Under the terms of the Eleventh Amendment, our required monthly payments to the Lender are to be comprised of interest only through and including (i) December 1, 2022, if the 2022 Equity Event (as defined below) does not occur or (ii) December 1, 2023 if the 2022 Equity Event occurs. The “2022 Equity Event” means the receipt by us, during the calendar year 2022, of unrestricted net cash proceeds of at least $20.0 million from the sale and issuance of our equity securities. In addition, the maturity date for the Term Loan was extended to May 1, 2024.

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
As of September 30, 2022, $4.7 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accrued liability balance is presented in other current liabilities on our balance sheet at September 30, 2022). We had less than $0.1 million of debt issuance costs outstanding as of September 30, 2022, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of September 30, 2022, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

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
6. Stockholders’ Equity

Common Stock

As of September 30, 2022, there were 16,840,261 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

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

2019 Equity Incentive Plan
On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together the with 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the Milestone Closing (defined below) of the May 2019 SPA (defined below). Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of September 30, 2022, 365,628 shares of common stock were available for new equity award grants under the 2019 Plan and 1,470,768 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of September 30, 2022.
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
Under the Inducement Plan, options are granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of September 30, 2022, 160,000 shares of common stock were reserved for future issuance under the Inducement Plan and 40,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (“2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of September 30, 2022, a maximum of 129,107 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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

The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Class A-4 Convertible Preferred Stock	Common Stock Warrants	Common Stock
Balance at December 31, 2021	257	1,331	259	3,726	6,187
Conversions/Exercises	—	—	—	—	—	—
Balance at March 31, 2022	257	1,331	259	3,726	6,187
Conversions/Exercises	—	—	—	—	—	—
Balance at June 30, 2022	257	1,331	259	3,726	6,187
Conversions/Exercises	—	—	—	—	—	—
Balance at September 30, 2022	257	1,331	259	3,726	6,187

Balance at December 31, 2020	257	1,416	259	—	6,604
Conversions/Exercises	—	(78)	—	—	(392)	320
Balance at March 31, 2021	257	1,338	259	—	6,212
Conversions/Exercises	—	(7)	—	—	(25)	32
Balance at June 30, 2021	257	1,331	259	—	6,187
Conversions/Exercises	—	—	—	—	—	—
Balance at September 30, 2021	257	1,331	259	—	6,187

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
A total of 2,205,100 shares were sold and settled for proceeds of $4.5 million (net of $0.1 million in offering costs) under the ATM Offering during the three and nine months ended September 30, 2022. No shares were sold under the ATM Offering during the three months ended September 30, 2021. A total of 16,017,131 shares were sold and settled for proceeds of $20.5 million (net of $0.8 million in offering costs) under the ATM Offering during the nine months ended September 30, 2021. At September 30, 2022, approximately $45.4 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2022 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
2019 PIPE Initial Closing warrants	1,278
2019 PIPE Milestone Closing warrants	3,059
2020 PIPE warrants	1,849
Common stock options outstanding	1,386
RSUs outstanding	85
Common stock available for future grant under the 2019 Equity Incentive Plan	365
Common stock available for future grant under the 2021 Inducement Plan	160
2022 Employee Stock Purchase Plan	129
Total common shares reserved for future issuance	13,884
The following table summarizes our stock option and RSU (together Stock Awards) activity under all equity incentive plans for the nine months ended September 30, 2022 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2021	866	$11.72	40	$9.50
Granted	562	$2.60	85	$2.57
Exercised (options) or Vested (RSUs)	—	$—	(36)	$9.50
Canceled/forfeited/expired	(42)	$26.10	(4)	$9.50
Stock Awards outstanding at September 30, 2022	1,386	$7.58	85	$2.57

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options
Risk-free interest rate	3.1%	0.9%	2.0%	1.0%
Volatility	97.5%	96.0%	96.1%	95.8%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Performance stock options
Risk-free interest rate	—	—	—	1.0%
Volatility	—	—	—	95.7%
Dividend yield	—	—	—	—
Expected term (years)	0	0	0	6.1
Employee stock purchase plan shares
Risk-free interest rate	1.7%	0.1%	0.9%	0.1%
Volatility	105.9%	103.1%	99.3%	104.4%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5

The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$56	$277	$425	$687
General and administrative	304	530	1,355	1,565
Total	$360	$807	$1,780	$2,252
7. Collaborations
Revenue recognized from our strategic collaboration was zero for the three and nine months ended September 30, 2022 and 2021.

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
In November 2018, we entered into an amendment to the 2014 Sanofi Amendment with Sanofi to modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program (the “2018 Sanofi Amendment”). Under the terms of the 2018 Sanofi Amendment, we have granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to grant sublicenses, under our know-how and patents to develop and commercialize miR-21 compounds and products for all indications, including Alport Syndrome. Sanofi will control and will assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. Under the terms of the 2018 Sanofi Amendment, we have assigned to Sanofi certain agreements, product-specific patents and all materials directed to miR-21 or to any miR-21 compound or product and are required to provide reasonable technical assistance to Sanofi for a period of 24 months after the date of the 2018 Sanofi Amendment. Under the terms of the 2018 Sanofi Amendment, we received approximately $6.8 million in upfront payments for the license and for miR-21 program-related materials (collectively, the “Upfront Amendment Payments”). We were also eligible to receive up to $40.0 million in development milestone payments, including a $10.0 million payment for an interim enrollment milestone (the "Enrollment Milestone"). In addition, Sanofi agreed to reimburse us for certain out-of-pocket transition activities and assume our upstream license royalty obligations. In 2019, we completed the performance obligations under the 2018 Sanofi Amendment and recognized revenue for the $6.8 million in Upfront Amendment Payments.
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
On July 12, 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of lademirsen (RG-012) for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that they are evaluating different opportunities with respect to RG-012. We remain eligible to receive the $25.0 million milestone in the event of successful completion of a Phase 2 fibrosis proof of concept study. As of September 30, 2022, the $25.0 million in development milestone payments (variable consideration) is fully constrained and, therefore, does not meet the criteria for revenue recognition.
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

Our future lease payments under operating leases at September 30, 2022 are as follows (in thousands):

Operating Leases
Remaining 2022	$191
2023	776
2024	800
2025	824
2026	277
Total operating lease payments	$2,868
Less: amount representing interest	(298)
Present value of obligations under operating leases	2,570
Less: current portion	(634)
Long-term operating lease obligations	$1,936
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
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam

Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. RGLS8429, our next-generation anti-miR targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is our lead product candidate and is in Phase 1 development. In May 2022, the U.S. Food and Drug Administration ("FDA") accepted our Investigational New Drug application ("IND") for RGLS8429. In addition to this program, we continue to establish and develop a pipeline of other preclinical drug product candidates.
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
Since our inception through September 30, 2022, we have received $420.9 million from the sale of our equity and convertible debt securities, $101.8 million from our strategic collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $45.3 million.
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

Furthermore, in IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of RGLS4326.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. In June 2022, we initiated a Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429. In September 2022, we announced positive topline safety and PK data from the SAD study; RGLS8429 was well-tolerated with no serious adverse events reported. Preliminary results suggest plasma exposure is approximately linear across the four doses tested and is similar to the PK data from the first-generation compound, RGLS4326. In September 2022, we initiated a Phase 1b multiple-ascending dose double-blind, placebo-controlled study (“MAD”) in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. In early November 2022, we announced the dosing of the first patient in the MAD study. The first cohort is being dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. Top-line data from the first cohort of RGLS8429-treated ADPKD patients are expected in mid-2023. In June 2022, the FDA granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

RG-012: In May 2017, we completed a Phase 1 multiple-ascending dose ("MAD") clinical trial in 24 healthy volunteers (six-week repeat dosing) to determine safety, tolerability and pharmacokinetics ("PK") of RG-012 prior to chronic dosing in patients. RG-012 was well-tolerated and no serious adverse events ("SAEs") were reported. In the third quarter of 2017, we initiated HERA, a Phase 2 randomized (1:1), double-blinded, placebo-controlled clinical trial evaluating the safety and efficacy of RG-012 in 40 Alport syndrome patients. In parallel, a renal biopsy study was also initiated in the third quarter of 2017 to evaluate RG-012 renal tissue PK, target engagement and downstream effects on genomic disease biomarkers. Kidney tissue concentrations were achieved in biopsy patients that would be predictive of therapeutic benefit based on animal disease models. In addition, modulation of the target, miR-21, was observed. In December 2017, we concluded our global ATHENA natural history of disease study. RG-012 has received orphan designation in both the United States and Europe. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of these miR-21 programs. The transition activities, including the transfer of the IND, were completed in the second quarter of 2019. In July 2022, Sanofi notified us of its decision to terminate the HERA trial for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is evaluating different opportunities with respect to RG-012.

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
Since our inception, we have incurred a total of approximately $404.9 million in research and development expenses through September 30, 2022.
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
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development expenses	5,310	5,915	13,697	13,385
General and administrative expenses	2,253	2,504	7,610	7,471
Interest and other income (expenses), net	12	(209)	(220)	182
Research and development expenses

The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended Sept 30, 2022	% of total	Three months ended Sept 30, 2021	% of total	$	%
Research and development
Personnel and internal expenses	$1,742	33%	$1,456	24%	$286	20%
Third-party and outsourced expenses	3,487	66%	4,148	70%	(661)	(16)%
Non-cash stock-based compensation	56	1%	277	5%	(221)	(80)%
Depreciation	25	—%	34	1%	(9)	(26)%
Total research and development expenses	$5,310	100%	$5,915	100%	$(605)	(10)%

					Increase (decrease)
	Nine months ended September 30, 2022	% of total	Nine months ended September 30, 2021	% of total	$	%
Research and development
Personnel and internal expenses	$5,255	38%	$4,511	34%	$744	16%
Third-party and outsourced expenses	7,947	58%	7,782	58%	165	2%
Non-cash stock-based compensation	425	3%	687	5%	(262)	(38)%
Depreciation	70	1%	405	3%	(335)	(83)%
Total research and development expenses	$13,697	100%	$13,385	100%	$312	2%
Research and development expenses were $5.3 million and $13.7 million for the three and nine months ended September 30, 2022, respectively, compared to $5.9 million and $13.4 million for the three and nine months ended September 30, 2021, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate decrease for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily attributable to spend on third-party drug manufacturing for our RG8429 product candidate during the three months ended September 30, 2021. The aggregate increase for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily attributable to increases in internal and external research and development expenses, which were primarily driven by increases in spend on activities for our RGLS8429 program as we initiated and progressed through our Phase 1 SAD study and initiated our Phase 1 MAD study.
General and administrative expenses
General and administrative expenses were $2.3 million and $7.6 million for the three and nine months ended September 30, 2022, respectively, compared to $2.5 million and $7.5 million for the three and nine months ended September 30, 2021, respectively.
Interest and other income (expenses), net
Net interest and other income was less than $0.1 million and net interest and other expense was $0.2 million for the three and nine months ended September 30, 2022, respectively, compared to net interest and other expense of $0.2 million and net interest and other income of $0.2 million for the three and nine months ended September 30, 2021, respectively. The amounts for the three and nine months ended September 30, 2022 and 2021 were primarily related to interest charges associated with our outstanding Term Loan, offset by interest earned on our cash equivalents and short-term investments. The net interest income amounts for the nine months ended September 30, 2021 included a $0.7 million gain on forgiveness of our PPP loan during the three months ended June 30, 2021.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2022, we had cash, cash equivalents and short-term investments of $45.3 million.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(19,273)	$(16,297)
Investing activities	(25,587)	(210)
Financing activities	4,491	21,330
Total	$(40,369)	$4,823
Operating activities
Net cash used in operating activities was $19.3 million for the nine months ended September 30, 2022, compared to $16.3 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily attributable to a $2.0 million change in working capital for the nine months ended September 30, 2022, as compared to the same period in 2021.
Investing activities
Net cash used in investing activities was $25.6 million for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. The increase in net cash used in investing activities was attributable to cash and cash equivalents used to purchase $30.3 million of short-term investments (U.S. Treasury securities) during the nine months ended September 30, 2022, partially offset by the sale and maturity of $5.0 million of short-term investments (U.S Treasury securities) during the same period.
Financing activities
Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2022, compared to $21.3 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was primarily attributable to proceeds from the issuance of our common stock sold in our ATM Offering pursuant to our Common Stock Sales Agreement with H.C. Wainwright & Co., LLC.
MATERIAL CASH REQUIREMENTS

As of September 30, 2022, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our cash equivalents or short-term investments as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2022, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
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
If a 10% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on our interest expense as of that date.

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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings that we believe would have a material effect on our results of operations or financial position.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2022, we had approximately $45.3 million of cash, cash equivalents and short-term investments and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our term loan (“Term Loan”) with Oxford Finance LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Additionally, our collaboration partners may not elect to pursue the development and commercialization of any of our microRNA product candidates that are subject to their respective collaboration agreements with us. For example, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is evaluating different opportunities with respect to RG-012 but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful. Any of these events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through additional collaborations if we choose to initiate clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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
We have incurred losses in each year since our inception in September 2007. Our net loss was $7.6 million and $21.5 million for the three and nine months ended September 30, 2022, compared to $8.6 million and $20.7 million for the three and nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $476.4 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our collaboration partners. We have a collaboration with Sanofi relating to the development of our miR-221/222 program for oncology indications. Under our collaboration and license agreement with Sanofi, Sanofi has an option to obtain exclusive worldwide licenses for the development, manufacture and commercialization of our preclinical program targeting miR-221/222 for hepatocellular carcinoma ("HCC"). If Sanofi exercises its option, it will assume responsibility for funding and conducting further clinical development and commercialization activities for such product candidate. However, if Sanofi does not exercise its option, we will be responsible for funding further development of the applicable product candidate and may not have the resources to do so unless we are able to enter into another collaboration for such product candidate. Pursuant to the 2018 Sanofi Amendment, we completed the transition of further development activities of our miR-21 programs, including our RG-012 program, to Sanofi, in the second quarter of 2019. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 programs. In July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is evaluating different opportunities with respect to RG-012, but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful.
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

If we do or our collaboration partners do not achieve one or more of these factors in a timely manner or at all, we or our collaboration partners could experience significant delays or an inability to successfully complete the development of, or commercialize, our product candidates, which would materially harm our business. For example, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. Preclinical studies, even if successful, may not lead to successful clinical trials and results in early-stage clinical trials may not be predictive of successful results in later stage clinical trials.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We will depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.*

We are likely to depend upon third party collaboration partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These collaborations will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development. For example, in our strategic collaboration with Sanofi, Sanofi has the option to obtain an exclusive worldwide license to develop, manufacture and commercialize our preclinical program targeting miR-221/222 for HCC upon the achievement of relevant endpoints in clinical trials. However, Sanofi is not under any obligation to exercise this option. While Sanofi has development obligations with respect to programs that it may elect to pursue under our agreement, our ability to ultimately recognize revenue from this and future relationships will depend upon the ability and willingness of our collaboration partners to successfully meet their respective responsibilities under our agreements with them. In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. As a result, Sanofi became responsible for all costs incurred in the development of our miR-21 program, but we will not receive royalties in the event our miR-21 programs are eventually commercialized, and the milestone payments we are eligible to receive for these programs has been significantly reduced. In July 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of RG-012 for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is evaluating different opportunities with respect to RG-012, but there can be no assurance that Sanofi will elect to pursue any such opportunity or that any future programs for RG-012 will be successful.
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
RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES
The commercial success of our programs that are part of our collaboration agreements with Sanofi or others will depend in large part on the development and marketing efforts of our collaboration partners. If our collaboration partners are unable or unwilling to perform in accordance with the terms of our agreements, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.*
In November 2018, we and Sanofi agreed to transition further development activities of our miR-21 programs, including our RG-012 program, to Sanofi. The transition activities were completed in the second quarter of 2019. As a result, we have no influence and/or control over their approaches to development and commercialization of our miR-21 programs. If Sanofi or any potential future collaboration partners do not perform in the manner that we expect or fail to fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to such collaboration partners could be delayed or terminated. If we terminate any of our collaborations or any program thereunder due to a material breach by Sanofi, and except in the case of RG-012, we have the right to assume the responsibility at our own expense for the development of the applicable microRNA product candidates. Assuming sole responsibility for further development will increase our expenditures and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such microRNA product candidates and our business could be materially and adversely affected. Further, under certain circumstances, we may owe Sanofi royalties on any product candidate that we may successfully commercialize. In July 2022, Sanofi notified us of its decision to terminate the HERA trial for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that it is evaluating different opportunities with respect to RG-012.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2022, we had 27 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In addition, we currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emission, and lack of reporting could result in certain investors from declining to invest in our common stock.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of September 30, 2022, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of September 30, 2022, an aggregate of 5.6 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act enacted many significant changes to U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 11, 2022).

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

Regulus Therapeutics Inc.
Date: November 10, 2022	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)