Form 10-K
period 2022-12-31
Regulus Therapeutics Inc.
filed 2023-03-23
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     __________________________________________________________
FORM 10-K
     __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $29.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2022 of $2.07 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 17, 2023 was 16,840,261.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission no later than May 1, 2023.

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

•We may depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.

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
•future activities to be undertaken by any third parties with whom we collaborate or otherwise contract;
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

Item 1.    Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our lead product candidate, RGLS8429, an anti-miR next generation oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1 clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

In addition to this program, we continue to research other preclinical drug product candidates to develop a pipeline.
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

Since our inception through December 31, 2022, we have received $420.9 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan (as defined below). As of December 31, 2022, we had cash, cash equivalents and short-term investments of $39.2 million.

Our strategy
The key elements of our strategy are to (i) build a meaningful clinical portfolio by advancing our current clinical program and advancing our preclinical programs into clinical development; (ii) focus our resources on developing drugs for indications that represent significant unmet medical needs and where the development activities and commercial opportunities are appropriate for our size and financial resources; (iii) selectively form strategic collaborations to augment our expertise and accelerate development and commercialization; (iv) develop microRNA biomarkers to support our therapeutic product candidates; and (v) maintain our scientific and intellectual leadership in the microRNA field.
Former Strategic Collaboration

In June 2010, we formed a strategic collaboration with Sanofi to discover and develop microRNA therapeutics for fibrotic diseases. In July 2012, we expanded the collaboration to include potential microRNA therapeutics in oncology. The original research term for this strategic collaboration expired in June 2013, upon which we and Sanofi entered into an option agreement pursuant to which we granted Sanofi an exclusive right to negotiate the co-development and commercialization of certain of our unencumbered microRNA programs, for which Sanofi paid us an upfront option fee of $2.5 million. In addition, Sanofi granted us an exclusive option to negotiate the co-development and commercialization of miR-21. In February 2014, we and Sanofi extended our strategic collaboration and Sanofi concurrently made a $10.0 million investment in our common stock. Under the terms of our extended collaboration, Sanofi had opt-in rights to RG-012, our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome, our preclinical program targeting miR-21 for hepatocellular carcinoma ("HCC") and kidney fibrosis, and had opt-in rights to our preclinical programs targeting miR-221/222 for oncology indications.

In November 2018, we amended our collaboration and license agreement with Sanofi. Under the terms of the amendment, we granted Sanofi a worldwide, royalty-free, fee-bearing, exclusive license, with the right to sublicense, under our know-how and patents to develop and commercialize miR-21 compounds and products, including RG-012, for all indications, including Alport syndrome. Pursuant to the terms of the amended agreement, Sanofi agreed to assume all responsibilities and obligations for developing and commercializing each of our miR-21 programs, including RG-012, including the Phase 2 clinical trial for Alport syndrome, including our obligations regarding the administration and expense of clinical trials and all other costs, including in-license royalties and other in-license payments, related to our miR-21 programs. In addition, Sanofi agreed to reimburse us for certain out-of-pocket expenses associated with transition activities and assume our upstream license royalty obligations. We received approximately $16.8 million in upfront payments and payment for program-related materials and interim enrollment milestone payments.

In July 2022, Sanofi notified us of its decision to terminate its Phase 2 HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria and also notified us that it was evaluating different opportunities with respect to lademirsen. In January 2023, Sanofi notified us of its election to terminate in its entirety its collaboration with us. Lademirsen was the only product candidate from the collaboration advanced against miR-21 into the clinic. As of the effective date of the termination of the collaboration, we were no longer eligible to receive any option exercise fees, royalties, or development, clinical, regulatory or commercial milestones from Sanofi.

For additional information, see Note 5 and Note 14 to our financial statements under Item 8 of Part II of this Annual Report.
Product Candidate

RGLS8429: RGLS8429 is an anti-miR next-generation oligonucleotide targeting miR-17 for the treatment of ADPKD. RGLS8429 maintains beneficial attributes, such as preferential kidney exposure and similar PK profile, miR-17 inhibition potency and duration of action in the kidney, equal potency in vitro and in vivo efficacy studies; without the off-target effects observed in our first-generation compound. Additionally, in IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of the first generation compound.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. The Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429 has been completed. RGLS8429 was well-tolerated with no serious adverse events reported, and plasma exposure was approximately linear across the four doses tested and is similar to the PK data from the first-generation compound. Enrollment is ongoing in our Phase 1b multiple-ascending dose double-blind, placebo-controlled study (“MAD”) in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. The first cohort is being dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. Top-line data from the first cohort of RGLS8429-treated ADPKD patients are expected in the second half of 2023. We also recently completed the in-life portion of the 27-week chronic mouse toxicity study for RGLS8429. No CNS toxicity was observed at all dose levels up to the top dose of 300 mg/kg administered every other week.

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
We have identified and validated several microRNA targets across a number of disease categories and are working independently to optimize anti-miR development candidates. We intend to pursue a balanced approach between product candidates that we develop ourselves and those that we develop with partners. We intend to focus our own resources on proprietary product opportunities in therapeutic areas where development and commercialization activities are appropriate for our size and financial resources. In therapeutic areas where costs are more significant, development timelines are longer or markets are too large for our capabilities, we may seek to secure partners with requisite expertise and resources.
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
In the event we or any future collaboration partner continues with the development of a program, each of Alnylam and Ionis are entitled to royalties as a percentage of net sales. For products that we independently commercialize, these royalties will be in the low single digits. For products commercialized by a third-party collaborator, the royalties will be either the same percentage of net sales as described above or, if the sublicense does not provide a specified level of royalties to us or upon our election, a percentage of the sublicense income received by us from the strategic collaboration partner and a modified royalty. The modified royalty would be based upon the lower of the single digit percentage discussed above or one third of the royalty received by us after payments made by us to third parties for development, manufacture and commercialization activities under other agreements. In addition, if we sublicense rights to a collaborator, we will be required to pay to each of Alnylam and Ionis a percentage of our sublicense income in the mid-single digits. We are also responsible for payments due to third parties under other agreements as a result of our development activities, including payments owed by Alnylam and/or Ionis under their agreements.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2022 and 2021.
In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2022.
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
Currently, there is one drug approved and several therapies in clinical and preclinical development for the treatment of patients with ADPKD. In 2018, Otsuka Pharmaceutical Co., Ltd. received approval by the FDA to market Jynarque® to slow the kidney function decline in adults at risk of rapidly progressing ADPKD. Additional therapies reported to be in clinical development include bardoxalone from Reata Pharmaceuticals, Inc. which is in a Phase 3 study in patients with ADPKD; GLPG2737 from Galapagos NV, which is in a Phase 2 study in patients with ADPKD; tesevatinib from Kadmon Corporation, which is in a Phase 2 study, and which was recently acquired by Pfizer Inc.; and XRx-008 (reformulation of oxypurinol) from Xortx Therapeutics Inc., which is in a bridging pharmacokinetics study as a step towards initiating a Phase 3 study for ADPKD.
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
Post-approval requirements
Any drug products for which we or any future strategic collaboration partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Any future strategic collaboration partners may also utilize third parties for some or all of a product we develop with such strategic collaboration partner. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
In addition, we may be subject to data privacy and security regulations by both the U.S. government and the states and other jurisdictions in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, impose on “covered entities,” including certain healthcare providers, healthcare clearinghouses, and health plans, as well as their respective “business associates” that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security, and transmission of personally identifiable health information (“PHI”), as well as their covered subcontractors. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, the increase in U.S. state laws governing privacy and security of personal information, including health information, many of which differ from each other in significant ways and may not have the same effect, complicates compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended, applies to personal information of consumers, business representatives, and employees, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The

CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Similarly, foreign laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the European General Data Protection Regulation ("GDPR") and the United Kingdom’s GDPR (“UK GDPR”) contain provisions specifically directed at the processing of health information. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include operations in the EU and/or UK, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries and/or UK in which we might operate, including the GDPR and UK GDPR.
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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has also considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act ("Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
Europe / rest of world government regulation
In addition to regulations in the United States, we and any future strategic collaboration partners are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.
Whether or not we or any future collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application ("CTA") must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we or a strategic collaboration partner must submit a marketing authorization application. The application in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

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
If we or any future strategic collaboration partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Employees
As of December 31, 2022, we had 30 employees, all of which were full-time employees. Of these employees, 22 employees are engaged in research and development activities and 8 employees are engaged in finance, legal, business development, human resources, facilities and general management. As of such date, all our employees were based in the United States. All of our employees are at will employees, which means that each employee can terminate their employment relationship with us and we can terminate our relationship with an employee at any time. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We also engage temporary consultants and contractors.
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

This Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had approximately $39.2 million of cash, cash equivalents and short-term investments and we had $6.0 million of outstanding debt obligations (which includes $4.7 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our term loan (“Term Loan”) with Oxford Finance LLC (“Oxford” or the “Lender”), which we borrowed under a loan and security agreement with Oxford dated June 2016 (as amended, the “Loan Agreement”). We believe our existing resources will only be sufficient to fund our planned operations and expenditures into the early part of the first quarter of 2024. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. The current volatility in the equity markets may create additional challenges to raising sufficient additional capital through an equity or equity-linked financing in the near term. Raising additional capital through the sale of securities could cause significant dilution to our stockholders.

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

In June 2016, we entered into a Loan Agreement with the Lender. Under the terms of the Loan Agreement, the Lender provided us with a $20.0 million Term Loan. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program, provided that the Lender will continue to have liens on all proceeds received by us pursuant to the Sanofi License Agreement. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Our required monthly payments to the Lender were comprised of interest only through and including the payment made in December 2022. Under the terms of the Loan Agreement, we are required to maintain a cash balance of no less than $5.0 million. We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-K.
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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the Loan Agreement, including as a result of a "material adverse change," the lender could proceed against the collateral granted to it to secure our indebtedness or declare all obligation under the Loan Agreement to be due and payable. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the Term Loan. Moreover, the determination by the lender as to whether a “material adverse change” has occurred is not within our control. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. If any indebtedness under the Loan Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $28.3 million and $27.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $483.2 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through our Term Loan and from revenue received from our former collaboration partners.
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We initiated clinical development of RGLS8429 in the second quarter of 2022. Even if we or a future collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we: continue our research and preclinical and clinical development of our product candidates, both independently and under any future collaboration agreements; seek to identify additional microRNA targets and product candidates; acquire or in-license other products and technologies; continue with clinical development of our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, regulatory, research and administrative personnel; and create additional infrastructure to support our operations and our product development and planned future commercialization efforts.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize microRNA therapeutics. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•our research methodology or that of any future collaboration partner may be unsuccessful in identifying potential product candidates;
•potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; or
•any future collaboration partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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

If we do not, or any future collaboration partners do not, achieve one or more of these factors in a timely manner or at all, we or any future collaboration partners could experience significant delays or an inability to successfully complete the development of, or commercialize, our product candidates, which would materially harm our business. For example, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. In January 2023, we received notification from Sanofi of its decision to terminate the collaboration in its entirety. Preclinical studies, even if successful, may not lead to successful clinical trials and results in early-stage clinical trials may not be predictive of successful results in later stage clinical trials.
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

Additionally, in July 2022, we received notification from Sanofi of its decision to terminate the HERA trial of RG-012 for failure to meet Sanofi’s pre-defined futility criteria. In January 2023, we received notification from Sanofi of its decision to terminate the collaboration in its entirety.

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic. COVID-19 has impacted, and may continue to impact, our future clinical activities and/or the activities of our partnered programs.
If we or any future collaboration partners are required to conduct additional clinical trials or other testing of any product candidates beyond those that are originally contemplated, are unable to successfully complete clinical trials of any such product candidates or other testing, or if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we or any future collaboration partners may:

•be delayed in obtaining marketing approval for our product candidates;
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
If AEs are observed in any clinical trials of our product candidates, including those that a future collaboration partner may develop under an agreement with us, our or any future collaboration partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.
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
Any of these events could prevent us or any future collaboration partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future products and impair our ability to generate revenues from the commercialization of these products either on our own or with a collaboration partner.

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
If we or a future collaboration partner fails to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We may depend upon collaborations for the development and eventual commercialization of certain microRNA product candidates. If these collaborations are unsuccessful or are terminated, we may be unable to commercialize certain product candidates and we may be unable to generate revenues from our development programs.

We may depend upon third party collaboration partners for financial and scientific resources for the clinical development and commercialization of certain of our microRNA product candidates. These collaborations will likely provide us with limited control over the course of development of a microRNA product candidate, especially once a candidate has reached the stage of clinical development.
Our ability to recognize revenues from successful collaborations may be impaired by several factors including:

•a collaboration partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•a collaboration partner may cease development in therapeutic areas which are the subject of the collaboration;
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or any future collaboration partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.
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
In addition, if any future collaboration partners elect to pursue the development and commercialization of certain programs, we will lose control over the manufacturing of the product candidate subject to the agreement.
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
We rely, and any future collaboration partners may rely, on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We, any future collaboration partners and our CROs are required to comply with the FDA’s or other regulatory agency’s GCPs for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the U.S. PTO or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or any future collaboration partners may develop.
Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding, known as an interference, can be initiated to determine which applicant is entitled to the patent on that subject matter. Such an interference proceeding provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications, or those of licensors or any future collaboration partners. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management and other employees.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
As of December 31, 2022, we had 30 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. For example, we initiated a corporate restructuring in May 2017 and in July 2018, each of which resulted in a reduction in our workforce. Any restructuring activities that we may undertake in the future may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.
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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information;

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations; reputational harm, loss of revenue or profits, and other adverse business consequences.
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, information concerning third party intellectual property, data we may collect about trial participants in connection with clinical trials, other sensitive third-party data, and employee data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws and regulations by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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

•the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches, which is expected to increase data breach class action litigation and may result in significant legal exposure. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us; and

•Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions) as we may expand our business outside of the U.S. in the future. Existing mechanisms that facilitate cross-border personal data transfers may change, be legally challenged, or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, information concerning third party intellectual property, data we may collect about trial participants in connection with clinical trials, other sensitive third-party data, and employee data. Our business requires manipulating, analyzing and storing data, including personal data (and personal health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We also maintain personally identifiable information about our employees. We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure. We rely upon third-party service providers and technologies to operate critical business systems and process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We and third parties we rely on may also be the subject of a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Despite security controls we have in place, such attacks are difficult to avoid. Our remote workforce poses increased risks to our information technology systems and data, as some of our employees continue to work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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

We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy obligations may increase our operating costs.

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

If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials or training of our algorithm); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. We may also need to notify relevant stakeholders in the event of a security incident, as required by applicable laws, which is costly and could damage our reputation. Security incidents could also result in indemnity obligations, negative publicity and harm to our reputation, and financial loss.

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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
Our business may be adversely affected by the effects of health pandemics or epidemics. Such a health pandemic or epidemic may pose the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. For example, the COVID-19 pandemic has impacted, and could in the future impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could potentially disrupt the supply chain for our product candidates in our clinical trials. Some of our CROs have previously delayed the commencement of preclinical studies due to shelter-in-place orders. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trial has been, and may in the future be, affected by COVID-19 or other health pandemics or epidemics. If there is a rise in the number of severe cases of an infectious disease, such as COVID-19, that require hospitalization, due to a new variant or otherwise, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the disease, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to an infectious disease, could be delayed or disrupted, which would adversely impact our clinical trial operations.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In addition, we currently do not report our environmental emissions and, absent a legal requirement to do so, we currently do not plan to report our environmental emission. Lack of reporting could result in certain investors declining to invest in our common stock.
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
•failure to maintain existing collaborations or enter into new collaborations;

•failure of any future collaboration partners to elect to develop and commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•failure by us or our licensors and any future collaboration partners to prosecute, maintain or enforce our intellectual property rights;
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
•disruptions caused by man-made or natural disasters, public health pandemics or epidemics or other business interruptions;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, any future collaboration partners or our competitors;
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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of December 31, 2022, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of December 31, 2022, an aggregate of 5.6 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations.
Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, the number of shares available for future grant under the 2019 Plan will automatically increase on January 1st each year commencing on January 1, 2021 through

January 1, 2029, by 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2022 Employee Stock Purchase Plan ("ESPP"). Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan each year.
In addition, we adopted an Inducement Plan in 2021 (the “Inducement Plan”) pursuant to which our management has the ability to grant stock options exercisable for up to an aggregate of 540,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

We may be the subject of putative securities class action litigation in the future.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, certain putative class action complaints were filed against us and certain of our current and former executive officers in January 2017 alleging that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and the prospects for RG-101, thereby artificially inflating the price of our securities. On December 29, 2020, the court entered a final judgment and dismissed the action with prejudice. It is possible that additional lawsuits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. While we carry liability insurance, there is no assurance that any losses we incur in connection with any lawsuits will be covered or that coverage, if any, will be sufficient. In addition, any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $377.4 million and $146.3 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2033, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 of $114.1 million will carry forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership by "5-percent shareholders" over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. The Company has not performed a Section 382 ownership-change analysis through December 31, 2022, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

GENERAL RISK FACTORS

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, high interest rates, bank failures, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, exposure to a bank failure, or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

Item 3.        Legal Proceedings

We currently are not a party to, and none of our property is the subject of, any material legal proceedings within the meaning of Item 103 of Regulation S-K promulgated under the Securities Act of 1933, as amended.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock was listed on The Nasdaq Global Market under the symbol "RGLS" from October 4, 2012 through January 10, 2019. Since January 11, 2019, our common stock has been listed on The Nasdaq Capital Market under the same symbol.
Holders of Record
As of March 17, 2023, there were 11 holders of record of our common stock.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. Our lead product candidate, RGLS8429, an anti-miR next-generation oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1 clinical development. In June 2022, the FDA granted orphan drug designation to RGLS8429 for the treatment of ADPKD. In addition to this program, we continue to research other preclinical drug product candidates to develop a pipeline.
Since our inception through December 31, 2022, we have relied primarily on the sale of our equity to fund company operations. We have received $420.9 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2022, we had cash and cash equivalents of approximately $39.2 million.
FINANCIAL OPERATIONS OVERVIEW
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts and the development of our therapeutic programs. Our research and development expenses include:

•employee-related expenses, including salaries, benefits, travel and stock-based compensation;
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
Since our inception, we have incurred a total of approximately $409.6 million in research and development expenses through December 31, 2022.
The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time consuming. We, or any future strategic collaboration partners, may never succeed in achieving marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, regulatory developments, competition, manufacturing capability and commercial viability.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property, legal services and director and office insurance premiums and investor relations costs, some of which are incurred as a result of being a publicly-traded company.
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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Research and development expenses	18,410	17,794
General and administrative expenses	9,829	10,022
Interest and other (expenses) income, net	(83)	9
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2022	% of total	2021	% of total	$	%
Research and development
Personnel and internal expenses	$7,411	40%	$6,156	35%	$1,255	20%
Third-party and outsourced expenses	10,309	56%	10,374	58%	(65)	(1)%
Non-cash stock-based compensation	594	3%	821	5%	(227)	(28)%
Depreciation	96	1%	443	2%	(347)	(78)%
Total research and development expenses	$18,410	100%	$17,794	100%	$616	3%

Research and development expenses increased by $0.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. These amounts reflect the costs associated with advancing our clinical and preclinical pipeline. The aggregate increase was driven by a $1.3 million increase in internal research and development costs, which was primarily driven by increases in spend on activities for our RGLS8429 program as we initiated and completed our Phase 1 SAD study and initiated our Phase 1 MAD study.
General and administrative expenses
General and administrative expenses were $9.8 million for the year ended December 31, 2022, compared to $10.0 million for the year ended December 31, 2021. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other (expenses) income, net
Net interest and other expense was $0.1 million for the year ended December 31, 2022, compared to net interest and other income of less than $0.1 million for the year ended December 31, 2021. Net interest and other expenses for the year ended December 31, 2022 were primarily related to interest charges associated with our outstanding Term Loan, offset by interest earned on our cash equivalents and short-term investments. Net interest and other income for the year ended December 31, 2021 included a $0.7 million gain on forgiveness of our Paycheck Protection Program loan during the second quarter of 2021, partially offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $39.2 million.

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term (beyond 12 months), we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We believe our existing resources will only be sufficient to fund our planned operations and expenditures into the early part of the first quarter of 2024. These factors raise substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 9) have been classified as a current liability as of December 31, 2022 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control.
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the initiation, progress, timing and completion of preclinical studies and clinical trials for our development programs and product candidates, and associated costs;
•the number and characteristics of product candidates that we pursue;
•the terms and timing of any strategic collaboration, licensing and other arrangements that we may establish
•the outcome, timing and cost of regulatory approvals;
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
The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(25,526)	$(24,128)
Investing activities	(15,120)	(251)
Financing activities	4,491	53,737
Total	$(36,155)	$29,358
Operating activities
Net cash used in operating activities increased to $25.5 million for the year ended December 31, 2022, compared to $24.1 million for the year ended December 31, 2021. The increase in net cash used in operating activities was primarily attributable to net losses of $28.3 million and $27.8 million for the years ended December 31, 2022 and 2021, respectively, and a $0.5 million change in working capital for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Investing activities

Net cash used in investing activities was $15.1 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The increase in net cash used in investing activities was attributable to cash and cash equivalents used to purchase $32.8 million of short-term investments (U.S. Treasury securities) during the year ended December 31, 2022, partially offset by the sale and maturity of $18.0 million of short-term investments (U.S Treasury securities) during the same period.
Financing activities
Net cash provided by financing activities was $4.5 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $53.7 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to net proceeds from the issuance of our common stock sold in our ATM Offering pursuant to our Common Stock Sales Agreement (the "Stock Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") of $4.5 million. Net cash provided by financing activities for the year ended December 31, 2021 was attributable to (i) total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in November 2021 of $32.4 million and (ii) net proceeds from the issuance of our common stock sold in our ATM Offering pursuant to the Stock Sales Agreement with HCW of $20.7 million.
MATERIAL CASH REQUIREMENTS
The following table summarizes our contractual obligations and commitments as of December 31, 2022 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Facility operating lease obligations	$2,677	$776	$1,624	$277	$—
Term Loan obligations	6,306	3,593	2,713	—	—
Total	$8,983	$4,369	$4,337	$277	$—
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds and U.S. Treasury securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our cash equivalents or short-term investments as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of December 31, 2022, the outstanding principal amount of the Term Loan was $4.7 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
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
If a 10% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued research and development expenses

Description of the Matter
During 2022, the Company incurred $18.4 million for research and development expense and, as of December 31, 2022, the Company accrued $1.3 million for research and development expenses. As described in Note 1 to the financial statements, the Company records accruals for estimated costs of clinical trial and preclinical studies that include services provided by clinical trial investigational sites and contract research organizations and other clinical trial-related activities. Clinical trial and preclinical study activities performed by third parties are accrued and expensed based upon estimates of the time period over which these services will be performed and the level of effort to be expended in each period.

Auditing management’s accounting for clinical trial and preclinical study accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent on information from third-party service providers and internal clinical personnel, which includes both subjective and qualitative aspects.

How We Addressed the Matter in Our Audit
To test the Company’s accrued research and development expenses for clinical trial and preclinical study activities, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies. We inspected summaries of project status meetings with accounting personnel and clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of clinical trial and preclinical study accruals, we compared the costs for a sample of transactions against the related invoices and contracts and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and preclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California
March 23, 2023

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,228	$60,383
Short-term investments	14,932	—
Restricted cash	62	62
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	1,847	1,780
Total current assets	44,079	65,235
Property and equipment, net	536	281
Intangibles, net	62	83
Right of use asset	2,039	2,564
Other assets	—	291
Total assets	$46,716	$68,454
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$175	$285
Accrued liabilities	961	821
Accrued research and development expenses	1,252	810
Accrued compensation	2,205	2,016
Current portion of term loan, less debt issuance costs	4,511	—
Other current liabilities	2,553	1,295
Total current liabilities	11,657	5,227
Operating lease liability, less current portion	1,768	2,417
Term loan, less current portion and debt issuance costs	—	4,673
Other long-term liabilities	—	1,179
Total liabilities	13,425	13,496
Commitments and Contingencies (Note 8)
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued and outstanding at December 31, 2022 and 2021	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued and outstanding at December 31, 2022 and 2021	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued and outstanding at December 31, 2022 and 2021	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued and outstanding at December 31, 2022 and 2021	4	4
Common stock, $0.001 par value; 300,000,000 and 400,000,000 shares authorized at December 31, 2022 and 2021, respectively; 16,840,261 and 14,597,118 shares issued and outstanding at December 31, 2022 and 2021, respectively	17	15
Additional paid-in capital	516,457	509,791
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(483,176)	(454,853)
Total stockholders’ equity	33,291	54,958
Total liabilities and stockholders’ equity	$46,716	$68,454
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2022	2021
Operating expenses:
Research and development	18,410	17,794
General and administrative	9,829	10,022
Total operating expenses	28,239	27,816
Loss from operations	(28,239)	(27,816)
Other income (expense):
Interest and other income	605	864
Interest and other expense	(688)	(855)
Loss before income taxes	(28,322)	(27,807)
Income tax expense	(1)	(1)
Net loss	$(28,323)	$(27,808)
Other comprehensive loss:
Unrealized loss on short-term investments, net	(12)	—
Comprehensive loss	$(28,335)	$(27,808)
Net loss per share, basic and diluted	$1.86	$3.24
Weighted average shares used to compute basic and diluted net loss per share	15,259,958	8,569,854
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,931,860	$2	6,743,271	$7	$453,062	$—	$(427,045)	$26,026
Issuance of common stock upon exercise of options	—	—	2,768	—	26	—	—	26
Issuance of common stock upon exercise of warrants	—	—	266,866	—	832	—	—	832
Issuance of common stock upon vesting of restricted stock units	—	—	3,363	—	—	—	—	—
Issuance of common stock, preferred stock and warrants from private placement, net of offering costs	3,725,720	3	5,892,335	6	32,350	—	—	32,359
Stock-based compensation expense	—	—	—	—	2,923	—	—	2,923
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,160	—	7	—	—	7
Issuance of common stock through ATM	—	—	1,601,734	2	20,591	—	—	20,593
Conversions of convertible preferred stock	(85,621)	—	85,621	—	—	—	—	—
Net loss	—	—	—	—	—	—	(27,808)	(27,808)
Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,177	—	—	2,177
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,743	—	3	—	—	3
Issuance of common stock through ATM	—	—	2,205,100	2	4,486	—	—	4,488
Unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(28,323)	(28,323)
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2022	2021
Operating activities
Net loss	$(28,323)	$(27,808)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	122	459
Gain on PPP Loan forgiveness	—	(662)
Stock-based compensation	2,177	2,923
Amortization of premiums and accretion of discounts on investments, net	(185)	—
Other	133	46
Change in operating assets and liabilities:
Contracts and other receivables	—	503
Prepaid materials	—	304
Prepaid expenses and other assets	(67)	(221)
Accounts payable	(110)	(250)
Accrued liabilities	140	240
Accrued research and development expenses	442	(287)
Accrued compensation	189	273
Operating lease right-of-use assets and liabilities, net	(64)	279
Other liabilities	20	73
Net cash used in operating activities	(25,526)	(24,128)
Investing activities
Purchases of short-term investments	(32,759)	—
Sales and maturities of short-term investments	18,000	—
Purchases of property and equipment	(361)	(251)
Net cash used in investing activities	(15,120)	(251)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	—	32,360
Proceeds from issuance of common stock, net	4,491	21,431
Proceeds from exercise of common stock options	—	26
Payments on financing leases	—	(80)
Net cash provided by financing activities	4,491	53,737
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,155)	29,358
Cash, cash equivalents and restricted cash at beginning of period	60,445	31,087
Cash, cash equivalents and restricted cash at end of period	$24,290	$60,445
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$24,228	$60,383
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$24,290	$60,445
Supplemental disclosure of cash flow information
Interest paid	$(491)	$(729)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Paycheck Protection Program loan forgiveness	$—	$662
Purchases of property and equipment included in accrued liabilities	$6	$—

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

Basis of Presentation

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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $542.5 million. As of December 31, 2022, we had approximately $39.2 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments will not be sufficient to fund our operations for the period one year following the issuance of these financial statements. Specifically, we believe these existing resources will only be sufficient to fund our planned operations and expenditures into the early part of the first quarter of 2024. Our current liquidity position, recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 9) have been classified as a current liability as of December 31, 2022 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We are in compliance with all Loan Agreement covenants.
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
If we are unable to continue as a going concern, we may have to liquidate our assets, and in doing so might realize significantly less for those assets than the values at which they are carried on our financial statements. Stockholders may lose all or part of their investment in our common stock.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and progression through the various stages of our clinical trials. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Prepaid Materials
We capitalize the purchase of certain raw materials and related supplies for use in the manufacturing of drug product in our preclinical and clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any material losses in such accounts and believe we are not exposed to significant risk. We have invested our excess cash primarily in money market funds and U.S. Treasury securities. Additionally, we adhere to established guidelines regarding approved investments and maturities of investments, which are designed to preserve their principal value and maintain liquidity.

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

Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2022 or 2021.
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
Our financial instruments consist of cash, cash equivalents and short-term investments, contract and other receivables, accounts payable, accrued liabilities, and our Term Loan. Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash, cash equivalents, contract and other receivables, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. We believe that the fair value of the Term Loan approximates its carrying value.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance. We are assessing the impact this standard will have on our financial statements and disclosures.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 13,200,906 shares for the year ended December 31, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 9,255,645 shares for the year ended December 31, 2021, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of December 31, 2022
U.S. Treasury securities	1 or less	$14,944	$—	$(12)	$14,932
		$14,944	$—	$(12)	$14,932
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
Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$21,490	$21,490	$—	$—
U.S. Treasury securities	14,932	14,932	—	—
	$36,422	$36,422	$—	$—

	Fair value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,905	$57,905	$—	$—
	$57,905	$57,905	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Collaborations

Sanofi
In February 2014, we and Sanofi entered into a second amended and restated collaboration and license agreement (the “Sanofi Agreement”) to discover, develop and commercialize microRNA therapeutics to focus on specific orphan disease and oncology targets. Under the terms of the Sanofi Agreement, Sanofi had opt-in rights to our clinical fibrosis program targeting miR-21 for the treatment of Alport syndrome (which rights were relinquished by Sanofi in November 2018), our preclinical program targeting miR-21 for oncology indications, and our preclinical program targeting miR-221/222 for HCC. We were responsible for developing each of these programs to proof-of-concept, at which time Sanofi had an exclusive option on each program. We were eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi and would have had have the right to co-promote these products relating to our preclinical program targeting miR-221/222.
As of December 31, 2022, we were eligible to receive milestone payments related to the development and commercialization of miR-221/222 for HCC of up to $38.8 million for proof-of-concept option exercise fees (net of a $1.25 million creditable option fee), $25.0 million for clinical milestones and up to $130.0 million for regulatory and commercial milestones. In addition, we were eligible to receive royalties based on a percentage of net sales of any products from the miR-221/222 program which, in the case of sales in the United States, were in the middle of the 10% to 20% range, and, in the case of sales outside of the United States, were in the low end to the middle of the 10% to 20% range, depending upon the volume of sales.
On July 12, 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of lademirsen (RG-012) for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. Sanofi also notified us that they were evaluating different opportunities with respect to RG-012. As of December 31, 2022, we remained eligible to receive the $25.0 million milestone in the event of successful completion of a Phase 2 fibrosis proof of concept study. As of December 31, 2022, the $25.0 million in development milestone payments (variable consideration) was fully constrained and, therefore, did not meet the criteria for revenue recognition.
On January 6, 2023, Sanofi elected to terminate the Sanofi Agreement. See Note 14.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$4,359	$4,215
Computer equipment and software	470	265
Furniture and fixtures	12	—
Leasehold improvements	115	115
	4,956	4,595
Less accumulated depreciation and amortization	(4,420)	(4,314)
Property and equipment, net	$536	$281
Depreciation and amortization of property and equipment of $0.1 million and $0.4 million was recorded for the years ended December 31, 2022 and 2021, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2022	2021
Patents	$183	$189
Accumulated amortization - Patents	(121)	(106)
Intangibles, net	$62	$83

Intangible asset amortization of less than $0.1 million was recorded for the years ended December 31, 2022 and 2021. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2022 is expected to be recognized is approximately 11.7 years.
8. Commitments and Contingencies
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
Litigation
From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. We believe there are no claims or actions pending against us at December 31, 2022 which will have, individually, or in the aggregate, a material adverse effect on our business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business.

9. Debt
Term Loan
On June 17, 2016, we entered into a loan and security agreement (“Loan Agreement”) with Oxford Finance, LLC, (the “Lender”), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs, on June 22, 2016 (the “Term Loan”).
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

The Loan Agreement was amended ten times between October 2017 through August 2020. On December 31, 2021, we entered into an eleventh amendment to the Loan Agreement (the “Eleventh Amendment”). Under the terms of the Eleventh Amendment, the maturity date for the Term Loan was extended to May 1, 2024. In addition, under the Eleventh Amendment, our required monthly payments to the Lender were comprised of interest only through and including (i) December 1, 2022, if the 2022 Equity Event (as defined below) did not occur or (ii) December 1, 2023 if the 2022 Equity Event did occur. The “2022 Equity Event” meant the receipt by us, during the calendar year 2022, of unrestricted net cash proceeds of at least $20.0 million from the sale and issuance of our equity securities. The 2022 Equity Event did not occur.

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

As of December 31, 2022, $4.7 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accrued liability balance is presented in other current liabilities on our balance sheet at December 31, 2022). We had less than $0.1 million of debt issuance costs outstanding as of December 31, 2022, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of December 31, 2022, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2023	$3,304
2024	1,377
$4,681
Paycheck Protection Program Loan

On April 23, 2020, we received proceeds in the amount of approximately $0.7 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was set to mature on April 23, 2022, and bore interest at a rate of 1.0% per annum. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan was prepayable by us at any time prior to maturity with no prepayment penalties.

We used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and we sought forgiveness in accordance with the program. We received full forgiveness of our PPP Loan in the second quarter of 2021. We accounted for the full forgiveness of our PPP Loan by recording a gain in interest and other income for the year ended December 31, 2021.
10. Stockholders’ Equity

Common Stock
As of December 31, 2022, there were 16,840,261 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019 the Company’s board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan is the successor to and continuation of the Company’s 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of December 31, 2022, 394,261 shares of common stock were available for new equity award grants under the 2019 Plan and 1,442,135 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of December 31, 2022.
2021 Inducement Plan

On November 23, 2021, our Board of Directors adopted the 2021 Inducement Plan (the “Inducement Plan”), which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635I(4) of the Nasdaq Listing Rules. The Inducement Plan initially reserved 200,000 shares of common stock and provides for the grant of non-qualified stock options that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The authorized number of shares available for grant under the Inducement Plan was subsequently increased in October 2022 to 540,000 shares in the aggregate.
Under the Inducement Plan, options are granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of December 31, 2022, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 40,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of December 31, 2022, a maximum of 129,107 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.
2021 Private Placement of Common Stock and Non-Voting Preferred Stock
On November 24, 2021, we entered into a Securities Purchase Agreement (the “November 2021 SPA”) with certain institutional and other accredited investors, including one of the Company's directors (the “2021 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of newly designated non-voting convertible preferred stock (the “2021 PIPE”).

At the closing under the November 2021 SPA that occurred on November 30, 2021 (the “2021 Closing”), we sold and issued to the 2021 Purchasers (i) 5,892,335 shares of common stock at a purchase price of $3.60 per share, and (ii) 3,725,720 shares of non-voting Class A-4 convertible preferred stock, in lieu of shares of common stock, at a price of $3.60 per share. Total gross proceeds from the 2021 Closing were approximately $34.6 million. Each share of non-voting Class A-4 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. An aggregate of 222,222 shares of common stock were purchased for $0.8 million by a director of the Company at the 2021 Closing.

We evaluated the non-voting Class A-4 convertible preferred stock sold in the 2021 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.
Additional Outstanding Non-Voting Preferred Stock and Warrants
In May 2019, we sold and issued (i) 973,045 shares of common stock (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 1,388,943 shares of common stock. Each share of non-voting Class A-1 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $10.80 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis.
In December 2019, we sold and issued 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 3,288,390 shares of common stock. Each share of non-voting Class A-2 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $6.66 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise “cashless” basis.
In December 2020, we sold and issued (i) 2,434,152 shares of common stock (ii) 272,970 shares of non-voting Class A-3 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 2,030,341 shares of common stock. Each share of non-voting Class A-3 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $7.46 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are exercisable on a net exercise "cashless" basis.
The following table summarizes preferred stock conversions and warrant exercises (and the related impact on common stock) for the years ended December 31, 2022 and 2021 (in thousands):

	Class A-1 Convertible Preferred Stock	Class A-2 Convertible Preferred Stock	Class A-3 Convertible Preferred Stock	Class A-4 Convertible Preferred Stock	May 2019 Warrants	December 2019 Warrants	December 2020 Warrants	Common Stock
Balance at December 31, 2020	257	1,416	259	—	1,389	3,185	2,030
2021 Closing	—	—	—	3,726	—	—	—	5,892
Conversions/Exercises	—	(85)	—	—	(111)	(125)	(181)	352
Balance at December 31, 2021	257	1,331	259	3,726	1,278	3,060	1,849
Conversions/Exercises	—	—	—	—	—	—	—	—
Balance at December 31, 2022	257	1,331	259	3,726	1,278	3,060	1,849

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

A total of 2,205,100 shares were sold and settled for proceeds of $4.5 million (net of $0.1 million in offering costs) under the ATM Offering during the year ended December 31, 2022. A total of 1,601,734 shares were sold and settled for proceeds of $20.5 million (net of $0.8 million in offering costs) under the ATM Offering during the year ended December 31, 2021. At December 31, 2022, approximately $45.4 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.

Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2022 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Warrants to purchase Common Stock	6,186
Common stock options outstanding	1,372
RSUs outstanding	70
Common stock available for future grant under the 2019 Equity Incentive Plan	394
Common stock available for future grant under the 2021 Inducement Plan	160
2022 Employee Stock Purchase Plan	129
Total common shares reserved for future issuance	13,884
The following table summarizes our stock option and RSU (together "Stock Awards") activity under all equity incentive plans for the year ended December 31, 2022 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Awards outstanding at December 31, 2021	866	$11.72
Granted	570	$2.59
Exercised (options) or Vested (RSUs)	—	$—
Canceled/forfeited/expired	(64)	$20.42
Stock Awards outstanding at December 31, 2022	1,372	$7.53	7.1	$—
Vested and exercisable at December 31, 2022	742	$8.69	6.3	$—
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2022 and 2021 was $2.00 and $10.26, respectively.

There were no stock option exercises in 2022. The total intrinsic value of stock options exercised was less than $0.1 million for the year ended December 31, 2021. Cash received from the exercise of stock options was less than $0.1 million for the year ended December 31, 2021.
The total compensation cost related to stock options not yet recognized was $0.9 million as of December 31, 2022. The weighted-average period over which this expense is expected to be recognized is approximately 1.3 years.

The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2022 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2021	40	$9.50
Granted	85	$2.57
Vested	(36)	$9.50
Canceled/forfeited/expired	(19)	$3.97
RSUs outstanding at December 31, 2022	70	$2.57	0.8	$96

The total compensation cost related to non-vested RSUs not yet recognized was $0.2 million as of December 31, 2022. The weighted-average period over which this expense is expected to be recognized is approximately 1.3 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Year ended December 31,
	2022	2021
Stock options
Risk-free interest rate	2.0%	1.0%
Volatility	96.1%	95.8%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	—	1.0%
Volatility	—	95.7%
Dividend yield	—	—
Expected term (years)	0	6.1
Employee stock purchase plan shares
Risk-free interest rate	1.6%	0.1%
Volatility	104.7%	101.2%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$594	$821
General and administrative	1,583	2,102
Total	$2,177	$2,923
11. Defined Contribution Plan

In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.1 million for the years ended December 31, 2022 and 2021.
12. Income Taxes
The following table summarizes the components of our income tax expense (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	1	1
	1	1
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax expense	$1	$1

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2022	2021
Expected income tax benefit at federal statutory tax rate	$(5,948)	$(5,840)
State income taxes, net of federal benefit	1	1
Tax credits	(1,850)	(1,180)
Change in valuation allowance	7,327	6,659
Return to provision adjustments	(18)	80
Stock compensation	236	243
Reserve for uncertain tax positions	253	176
Other	—	(138)
Income tax expense	$1	$1

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$90,085	$87,877
Research and development and other tax credits	36,963	35,344
Intangibles and property and equipment basis difference	496	607
Section 174 research and development	3,302	—
Stock compensation expense	818	587
Lease liability	508	631
Other	597	564
Total deferred tax assets	132,769	125,610
Total deferred tax liabilities	(611)	(782)
Gross deferred tax asset	132,158	124,828
Valuation allowance	(132,158)	(124,828)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $132.2 million.

As of December 31, 2022, we had NOL carryforwards for U.S. federal and California state tax purposes of $377.4 million and $146.3 million, respectively, portions of which begin to expire in 2030 and 2033, respectively. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017 of $114.1 million will carry forward indefinitely.
As of December 31, 2022, we also had federal research and development tax credits, orphan drug credits and California research and development tax credit carryforwards of $12.6 million, $21.9 million and $10.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029 and the federal orphan drug credits will begin to expire in 2034. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2022 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance of unrecognized tax benefits	$16,953	$17,939
Decrease for prior year tax positions	(11,463)	(1,174)
Increase for current year tax positions	295	188
Total	$5,785	$16,953
Included in unrecognized tax benefits of $5.8 million at December 31, 2022 was $5.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2010 and forward are subject to examination by the U.S. and California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2022 and 2021, we have not recognized any interest or penalties related to income taxes.

13. Leases
On June 19, 2019, we entered into a lease agreement (the “Prior Lease”) with ARE SD Region No. 44 LLC ("Landlord") for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “Prior Premises”). The commencement date of the Prior Lease was July 1, 2019 (the “Prior Commencement Date”). We used the Prior Premises as our principal executive offices and as a laboratory for research and development and other related uses. The term of the Prior Lease (the “Prior Initial Term”) was two years, six months, ending December 31, 2021. The base rent payments due for the Prior Premises were $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building.
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
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we were required to maintain a deposit of $62,000 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at December 31, 2022 and 2021.
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
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Assets
Operating	$2,039	$2,564
Total ROU assets	$2,039	$2,564

Liabilities
Current:
Operating	$649	$589
Long-term:
Operating	1,768	2,417
Total lease liabilities	$2,417	$3,006
The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost:
Operating lease cost	$690	$746
Finance lease cost:
Amortization of right-of-use assets	—	29
Interest expense on finance lease liabilities	—	1
Total finance lease cost	$—	$30

Cash payment information:
Operating cash used for operating leases	$754	$468
Operating cash used for finance leases	—	1
Financing cash used for finance leases	—	80
Total cash paid for amounts included in the measurement of lease liabilities	$754	$549

The table below summarizes other non-cash information under our operating lease obligations as of December 31, 2022 and 2021 (in thousands, except years and rates):

	Year Ended December 31,
	2022	2021
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,006

Weighted-average remaining lease term (years) - operating leases	3.3	4.3
Weighted-average discount rate - operating leases	6.0%	6.0%

We did not have any finance lease obligations as of December 31, 2022 or 2021.

Our future lease payments under our operating lease at December 31, 2022 are as follows (in thousands):

Operating Leases
2023	$776
2024	800
2025	824
2026	277
2027	—
Total operating lease payments	$2,677
Less: amount representing interest	(260)
Present value of obligations under operating lease	2,417
Less: current portion	(649)
Long-term operating lease obligations	$1,768
14. Subsequent Event
Termination of Collaboration and License Agreement with Sanofi
On January 6, 2023, Sanofi delivered to us a written notice of Sanofi's election to terminate, in its entirety, the Sanofi Agreement. Previously, on July 12, 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of lademirsen for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. We were notified at that time that Sanofi was evaluating other opportunities for the program in other indications and, according to Sanofi, the decision to terminate the study did not stem from any safety issues. In accordance with the Sanofi Agreement, the termination became effective on February 5, 2023, which was 30 days following the date of delivery of the notice by Sanofi. As of the effective date of the termination of the Sanofi Agreement, we were no longer eligible to receive any option exercise fees, royalties, or development, clinical, regulatory or commercial milestones from Sanofi.

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
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2023 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the SEC no later than May 1, 2023, and is incorporated herein by reference.

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

Stelios Papadopoulos, Ph.D. Chair of the Board, has served on our Board of Directors since our conversion to a corporation in January 2009 and as our Chair since June 2013, and prior to that was a director of Regulus Therapeutics LLC since July 2008. Since 1994, Dr. Papadopoulos has served as a director and, since 1998, as Chair of the Board for Exelixis, Inc., a publicly held biotechnology company, which he co-founded. Since July 2008, Dr. Papadopoulos has served as a member of the board of directors of Biogen Inc. (formerly Biogen Idec Inc.), a publicly held biopharmaceutical company, and has served as its Chair of the board of directors since June 2014. Since August 2020, Dr. Papadopoulos has served as Chair of the board of Eucrates Biomedical Acquisition Corp., a special purpose acquisition corporation. From 2000 to 2006, Dr. Papadopoulos served as Vice Chair with Cowen and Co., LLC, an investment banking firm. From 1987 to 2000, Dr. Papadopoulos served in several positions with PaineWebber, Incorporated, most recently as Chair of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology. Dr. Papadopoulos holds an M.S. in Physics, a Ph.D. in Biophysics and an MBA in Finance from New York University.

David Baltimore, Ph.D. has served on our Board of Directors since our conversion to a corporation in January 2009, and prior to that was a director of Regulus Therapeutics LLC since November 2007. Dr. Baltimore is currently President Emeritus and Judge Shirley Hufstedler Distinguished Professor of Biology at the California Institute of Technology (“Caltech”), and before that from 1997 to 2006, Dr. Baltimore served as President of the California Institute of Technology. From 1968 to 1972, Dr. Baltimore served as an associate professor at the Massachusetts Institute of Technology, and from 1972 to 1997 was a professor at the Massachusetts Institute of Technology. From 1990 to 1994, Dr. Baltimore served as professor at The Rockefeller University where he also served as the President from July 1990 to December 1991. Dr. Baltimore served as a director of Amgen Inc., a publicly held biotechnology company from 1997 to May 2018, and also served as a director of Immune Design Corp., a publicly held biotechnology company, from 1997 until its acquisition by Merck & Co., Inc. in February 2019. In 1975, Dr. Baltimore received the Nobel Prize in Medicine as a co-recipient. Dr. Baltimore holds a Ph.D. in Biology from The Rockefeller University and a B.A. from Swarthmore College.

Kathryn J. Collier has served on our Board of Directors since April 2018. Since March 2022, Ms. Collier has served as the Senior Vice President of Corporate Finance for Pattern Energy Group LP, a privately-held renewable energy company. From July 2019 to March 2022, Ms. Collier served as the vice president for audit services of Sempra Energy (“Sempra”), a publicly-traded energy services holding company overseeing the internal audit function for Sempra, including the Financial Leadership Program and audit oversight of Sempra’s operating companies. From March 2019 to July 2019, Ms. Collier served as the chief strategy and origination officer for Sempra LNG, a wholly-owned subsidiary of Sempra. From August 2018 to March 2019, Ms. Collier served as chief financial officer and chief administrative officer for Sempra North America Infrastructure. Ms. Collier also previously served as vice president and treasurer for Sempra from April 2012 to August 2018. Prior to joining Sempra in 2012, Ms. Collier held several executive positions within global corporation and investment banking at Bank of America Merrill Lynch. Ms. Collier holds a B.S. in accounting from Valparaiso University.

Joseph P. Hagan has served as our President and Chief Executive Officer and principal executive officer since May 2017. Mr. Hagan previously served as our Chief Operating Officer, principal financial officer and principal accounting officer from January 2016 to May 2017. From June 2011 through December 2015, Mr. Hagan served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc. (“Orexigen”). From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. From September 1998 to April 2008, Mr. Hagan served as Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures Fund, Mr. Hagan served as Head of corporate development for Amgen Inc. (“Amgen”). Before joining Amgen,
Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Mr. Hagan has served on the board of directors of Aurinia Pharmaceuticals, Inc. since February 2018, and he previously served on the board of directors of Zosano Pharma Corp., from May 2015 to May 2022. He received an M.B.A. from Northeastern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego.

Alice S. Huang, Ph.D. has served on our Board of Directors since January 2021. Dr. Huang is currently Senior Faculty Associate of Biology and Biological Engineering at Caltech, having joined Caltech in July 1997. Previous to her tenure at Caltech she was Dean for Science and Professor of Biology at New York University, Professor of Microbiology and Molecular Genetics at Harvard Medical School and Director, Laboratories of Infectious Disease at Boston Children’s Hospital. She also served as director of Virus-Host Interactions in Cancer for 15 years, a training program at Harvard funded by the National Cancer Institute. Dr. Huang has served on the Board of Trustees of the Keck Graduate Institute since 1998 and has previously served on the Board of Trustees of Waksman Foundation for Microbiology, the Rockefeller Foundation, Public Agenda, Johns Hopkins University, the Health Effects Institute, and the University of Massachusetts. Dr. Huang is serving on the advisory boards of the Institute for Basic Biomedical Sciences at Johns Hopkins University School of Medicine since 2008 as well as the Schlesinger Library at Radcliffe Institute since 2018. She has previously served on the advisory boards of the National Foundation for Infectious Diseases, the US Army Medical Research and Development Command and Food and Drug Administration. She has been a fellow of the American Association of Women in Science since 1978, American Academy of Microbiology since 1982, Academia Sinica in Taiwan since July 1990, and the American Association for the Advancement of Science since 2000, serving as its president from 2010 to 2011. Dr. Huang received her B.A., M.A. and Ph.D. degrees from the Johns Hopkins University.

Jake R. Nunn has served on our Board of Directors since June 2019. Since January 2023, Mr. Nunn has served as a Venture Partner with SR One Capital Management, a venture capital firm. Previously, Mr. Nunn was a venture advisor at New Enterprise Associates, Inc. (“NEA”), a venture capital firm, where he was a partner from June 2006 until January 2019. Prior to joining NEA, he served as a partner and an analyst for the MPM BioEquities Fund, a life sciences fund at MPM Capital, L.P., a private equity firm. Previously, he was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex Brown & Sons. Mr. Nunn has served on the board of directors of Trevena, Inc., a publicly-held biotechnology company focused on the central nervous system since July 2013, Addex Therapeutics Ltd., a publicly-held biopharmaceutical company focused on allosteric modulators for neurological disorders since June 2018, Oventus Medical Ltd., a publicly-held medical device company since February 2020 and Hexima Limited, a publicly-held biopharmaceutical company focused on novel anti-fungals since September 2021. Mr. Nunn served on the board of directors of Dermira, Inc., a publicly-held biopharmaceutical company focused on dermatology, from May 2011 until its acquisition by Eli Lilly and Company in February 2020. From 2009 to May 2015, Mr. Nunn served on the board of directors of Hyperion Therapeutics, Inc. and from 2008 to February 2016, Mr. Nunn served on the board of directors of TriVascular Technologies, Inc. Mr. Nunn received his

A.B. in economics from Dartmouth College and his M.B.A. from the Stanford Graduate School of Business. He also holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco.

William H. Rastetter, Ph.D. has served on our Board of Directors since April 2013. From 2006 to February
2013, Dr. Rastetter served as a partner in the venture capital firm, Venrock. He served as Chief Executive Officer of IDEC Pharmaceuticals Corp. (“IDEC Pharmaceuticals”) from December 1986 through November 2003, and as Chair from May 1996 to November 2003. Upon the merger of IDEC Pharmaceuticals and Biogen Inc. in November 2003, Dr. Rastetter served as Executive Chair of Biogen Idec until the end of 2005. Dr. Rastetter served as Chair of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its Chair until the sale of the publicly held company to Celgene Corporation in 2015. Currently, he has served as the Chair of the board of directors of Fate Therapeutics, Inc., a publicly held biotechnology company, since November 2011; Chair of the board of directors of Neurocrine Biosciences, Inc., a publicly held biotechnology company, since May 2011 and on its board of directors since February 2010; on the board of directors of Grail, Inc., a privately-held company, since January 2016, and as its Chair from August 2017 to November 2018. Dr. Rastetter served on the board of directors of Cerulean Pharma Inc. (“Cerulean”), a publicly held biotechnology company since January 2014, as its lead independent director from April 2014 to June 2016, and as its Chair from June 2016 until July 2017 when Cerulean and Daré Bioscience Inc. completed a reverse merger and he currently serves as Chair of the board of the surviving company, Daré Bioscience Inc., a publicly- traded company. In addition, he serves as an advisor to Illumina Ventures. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University.

Hugh Rosen, M.D., Ph.D. has served on our Board of Directors since June 2016. From April 2017 until March 2023, Dr. Rosen served as the President and Chair of the Board of ActivX Biosciences, Inc., a wholly owned biopharmaceutical subsidiary of Kyorin Pharmaceutical Co., Ltd. From 2002 until March 2017, Dr. Rosen served as a Professor of Chemical Physiology at The Scripps Research Institute (“TSRI”) in La Jolla, California where he focused on pursuing his primary interests in lymphocyte trafficking and barrier regulation by signaling lipids, and contributing towards the development of translational infrastructure at TSRI. He also served as Chair of the Committee for Advanced Human Therapeutics of TSRI. Prior to joining TSRI, Dr. Rosen served in various capacities with Merck Research Laboratories most recently serving as Executive Director in Immunology, Rheumatology and Infectious Diseases and Chair of the Worldwide Business Strategy Team for Antibacterials and Antifungals, reporting to the Management Committee. Dr. Rosen was a scientific founder of Receptos, Inc., now a wholly owned biopharmaceutical subsidiary of Celgene Corporation, and of RBNC Therapeutics, Inc. He received his M.D. from the University of Cape Town, South Africa and his Ph.D. in Physiological Sciences from Oxford.

Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. Ms. Witz is the founder and since November 2016, the president of PWH Advisors, a consultancy firm advising management at life science companies and investment firms. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. (“Sanofi”). Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. During her tenure at Sanofi, she launched multiple medicines across three continents, and strengthened the pipeline through licensing and partnerships. From 2009 to 2013, Ms. Witz served as President and CEO of General Electric’s (“GE”) Pharmaceutical Diagnostics, an integrated Pharmaceutical organization. Ms. Witz joined GE Healthcare in 1996, where she held various positions of increasing responsibilities and lead global businesses based out of the USA, France and the UK. She formerly worked for Becton Dickinson Pharmaceutical Systems from 1991 to 1996. Ms. Witz has served on the board of Fresenius Medical Care AG & Co. KGaA, since May 2016, Horizon Pharma, since August 2017 and PerkinElmer, Inc., since October 2017. Ms. Witz also served on the board of TESARO, Inc., from May 2018 until its acquisition by GlaxoSmithKline plc in January 2019 and from May 2016 to April 2018, served on the board of Savencia SA. Ms. Witz received her MBA from INSEAD, Fountainbleu, France and her M.S. in Biochemistry from the Institut National des Sciences Appliquées (INSA), Lyon, France. She was also a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France.

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

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the section headed “Transactions With Related Persons” and "Independence of the Board of Directors" in our Proxy Statement and is incorporated herein by reference.

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

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 27, 2022).

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

10.6*
Regulus Therapeutics Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 11, 2022).

10.7*
Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-269184), filed with the SEC on January 11, 2023).

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

10.10*
Regulus Therapeutics Inc. 2021 Inducement Plan, as amended (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-269184, filed with the SEC on January 11, 2023).

10.11*
Form of Stock Option Grant Notice, Form of Option Agreement and Notice of Exercise under the Regulus Therapeutics Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-269184), filed with the SEC on January 11, 2023).

10.12*
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

10.15*
Employment Agreement between the Registrant and Denis Drygin, dated August 3, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021.

10.16*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2023.

10.17*	Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2023.

10.18*	Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2023.

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

10.25
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.26††
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.27†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.28
Fourth Amendment to Loan and Security Agreement, dated November 5, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.29
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.30
Sixth Amendment to Loan and Security Agreement, dated March 7, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.31
Seventh Amendment to Loan and Security Agreement, dated April 9, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.32
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.33
Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and among the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2020).

10.34	Tenth Amendment to Loan and Security Agreement, dated August 25, 2020, by and among the Registrant and Oxford Finance, LLC.

10.35
Eleventh Amendment to Loan and Security Agreement, dated December 31, 2021, by and between the Company and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on January 5, 2022).

10.36
Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.37
Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021)

10.38
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

Regulus Therapeutics Inc.
Date: March 23, 2023	By:	/s/ Joseph P. Hagan
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

Signature	Title	Date

/s/ Joseph P. Hagan	President & Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 23, 2023

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 23, 2023

/s/ Daniel J. Penksa	Executive Director of Finance & Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 23, 2023

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 23, 2023

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 23, 2023

/s/ Kathryn Collier
Kathryn Collier	Director	March 23, 2023

/s/ Alice Huang
Alice Huang, Ph.D.	Director	March 23, 2023

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 23, 2023

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 23, 2023

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 23, 2023

/s/ Pascale Witz
Pascale Witz	Director	March 23, 2023