Form 10-Q
period 2023-03-31
Regulus Therapeutics Inc.
filed 2023-05-11
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 5, 2023, the registrant had 19,475,269 shares of Common Stock ($0.001 par value) outstanding.

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

•We are subject to stringent and changing obligations related to data privacy and security. Actual or perceived failure by us or the third-party service providers upon which we rely to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

•We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

•Our business could be adversely affected by the effects of health pandemics or epidemics, including COVID-19, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,308	$24,228
Short-term investments	—	14,932
Restricted cash	62	62
Contract and other receivables	4	—
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	1,178	1,847
Total current assets	34,562	44,079
Property and equipment, net	493	536
Intangibles, net	58	62
Right of use asset	1,902	2,039
Total assets	$37,015	$46,716
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$581	$175
Accrued liabilities	671	961
Accrued research and development expenses	538	1,252
Accrued compensation	1,022	2,205
Current portion of term loan, less debt issuance costs	3,716	4,511
Other current liabilities	2,294	2,553
Total current liabilities	8,822	11,657
Lease liability, less current portion	1,598	1,768
Total liabilities	10,420	13,425
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at March 31, 2023 (unaudited) and December 31, 2022	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at March 31, 2023 (unaudited) and December 31, 2022	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at March 31, 2023 (unaudited) and December 31, 2022	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at March 31, 2023 (unaudited) and December 31, 2022	4	4
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 16,859,733 and 16,840,261 shares issued and outstanding at March 31, 2023 (unaudited) and December 31, 2022, respectively	17	17
Additional paid-in capital	516,888	516,457
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(490,315)	(483,176)
Total stockholders’ equity	26,595	33,291
Total liabilities and stockholders’ equity	$37,015	$46,716
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Operating expenses:
Research and development	4,925	3,679
General and administrative	2,444	2,890
Total operating expenses	7,369	6,569
Loss from operations	(7,369)	(6,569)
Other income (expense):
Interest and other income	415	6
Interest and other expense	(185)	(155)
Loss before income taxes	(7,139)	(6,718)
Income tax expense	—	(1)
Net loss and comprehensive loss	$(7,139)	$(6,719)
Other comprehensive loss:
Unrealized gain on short-term investments, net	12	—
Comprehensive loss	$(7,127)	$(6,719)
Net loss per share, basic and diluted	$(0.42)	$(0.46)
Weighted average shares used to compute basic and diluted net loss per share	16,844,243	14,596,789
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595

Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	996	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	14,598,114	$15	$510,793	$—	$(461,572)	$49,241

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Operating activities
Net loss	$(7,139)	$(6,719)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	48	26
Stock-based compensation	410	1,000
Amortization of premiums and accretion of discounts on investments, net	(56)	—
Other	31	38
Change in operating assets and liabilities:
Contracts and other receivables	(4)	(8)
Prepaid expenses and other assets	669	681
Accounts payable	406	340
Accrued liabilities	(290)	(26)
Accrued research and development expenses	(714)	(202)
Accrued compensation	(1,183)	(1,159)
Operating lease right-of-use assets and liabilities, net	(18)	(12)
Other liabilities	(274)	(340)
Net cash used in operating activities	(8,114)	(6,381)
Investing activities
Sales of short-term investments	15,000	—
Purchases of property and equipment	(1)	(102)
Net cash provided by (used in) investing activities	14,999	(102)
Financing activities
Proceeds from issuance of common stock, net	21	2
Principal payments on term loan	(826)	—
Net cash (used in) provided by financing activities	(805)	2
Net increase (decrease) in cash and cash equivalents	6,080	(6,481)
Cash and cash equivalents at beginning of period	24,290	60,445
Cash and cash equivalents at end of period	$30,370	$53,964
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$30,308	$53,902
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$30,370	$53,964
Supplemental disclosure of cash flow information
Interest paid	$(148)	$(110)
Income taxes paid	$—	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$33
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022, from which the balance sheet information herein was derived.

On June 24, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware to effect a 1-for-10 reverse stock split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to raise the per share trading price of our common stock to seek to maintain the listing of our common stock on The Nasdaq Capital Market. At the effective time of the reverse stock split, 5:00 p.m. on June 28, 2022, each 10 shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. All of our stock options, restricted stock units ("RSUs") and warrants outstanding immediately prior to the reverse stock split, as well as the conversion ratio of our outstanding convertible preferred stock, were proportionately adjusted. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, common stock issuable upon conversion of outstanding convertible preferred stock, warrants and per share amounts contained in our condensed financial statements have been retrospectively adjusted.

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through the date of the issuance of these financial statements, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $556.6 million. As of March 31, 2023, we had approximately $30.3 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. Specifically, we believe these existing resources will only be sufficient to fund our planned operations and expenditures into mid-2024. Our current liquidity position, recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2023 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control. We are in compliance with all Loan Agreement covenants.
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
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance had no impact on our financial statements and disclosures.

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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method or if-converted method. Dilutive common stock equivalents are comprised of stock options, restricted stock units, warrants and convertible preferred stock outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 14,020,658 and 13,165,940 and for the three months ended March 31, 2023 and 2022, respectively, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
As of March 31, 2023, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in the period.

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of December 31, 2022
U.S. Treasury securities	1 or less	$14,944		$(12)	$14,932
		$14,944	$—	$(12)	$14,932
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair value as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$29,271	$29,271	$—	$—
	$29,271	$29,271	$—	$—

	Fair value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$21,490	$21,490	$—	$—
U.S. treasury securities	14,932	14,932	—	—
	$36,422	$36,422	$—	$—
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

As of March 31, 2023, $3.9 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.2 million accrued liability balance is presented in other current liabilities on our balance sheet at March 31, 2023). We had less than $0.1 million of debt issuance costs outstanding as of March 31, 2023, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of March 31, 2023, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2023	$2,478
2024	1,377
$3,855
6. Stockholders’ Equity

Common Stock

As of March 31, 2023, there were 16,859,733 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

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

2019 Equity Incentive Plan
On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. As of March 31, 2023, 586,522 shares of common stock were available for new equity award grants under the 2019 Plan and 445,286 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of March 31, 2022.
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
As of March 31, 2023, 260,000 shares of common stock were reserved for future issuance under the Inducement Plan and 280,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of March 31 2023, a maximum of 159,635 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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
Additional Outstanding Non-Voting Preferred Stock and Warrants
In May 2019, we sold and issued (i) 973,045 shares of common stock (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 1,388,943 shares of common stock. Each share of non-voting Class A-1 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $10.80 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are also exercisable on a net exercise "cashless" basis.
In December 2019, we sold and issued 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 3,288,390 shares of common stock. Each share of non-voting Class A-2 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants will be exercisable for a period of five years following the date of issuance and have an exercise price of $6.66 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are also exercisable on a net exercise “cashless” basis.
In December 2020, we sold and issued (i) 2,434,152 shares of common stock (ii) 272,970 shares of non-voting Class A-3 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 2,030,341 shares of common stock. Each share of non-voting Class A-3 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $7.46 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are also exercisable on a net exercise "cashless" basis.

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
No shares were sold under the ATM Offering during the three months ended March 31, 2023 or 2022. At March 31, 2023, approximately $45.4 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2023 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Warrants to purchase common stock	6,186
Common stock options outstanding	2,052
RSUs outstanding	210
Common stock available for future grant under the 2019 Equity Incentive Plan	656
Common stock available for future grant under the 2021 Inducement Plan	260
2022 Employee Stock Purchase Plan	160
Total common shares reserved for future issuance	15,097
The following table summarizes our stock option and RSU (together, "Stock Awards") activity under all equity incentive plans for the three months ended March 31, 2023 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2022	1,372	$7.53	70	$2.57
Granted	762	$1.47	210	$1.48
Exercised (options) or Vested (RSUs)	—	$—	—	$—
Canceled/forfeited/expired	(82)	$6.11	(70)	$2.57
Stock Awards outstanding at March 31, 2023	2,052	$5.33	210	$1.48

Stock-Based Compensation

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Three months ended March 31,
	2023	2022
Stock options
Risk-free interest rate	3.6%	1.7%
Volatility	96.5%	95.7%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	4.0%	0.3%
Volatility	104.4%	97.8%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$173	$270
General and administrative	237	730
Total	$410	$1,000
7. Collaborations
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
On January 6, 2023, Sanofi delivered to us a written notice of Sanofi's election to terminate, in its entirety, the Sanofi Agreement. Previously, on July 12, 2022, we received notification from Sanofi of its decision to terminate the Phase 2 clinical study of lademirsen for the treatment of Alport syndrome for failure to meet Sanofi’s pre-defined futility criteria. In accordance with the Sanofi Agreement, the termination became effective on February 5, 2023, which was 30 days following the date of delivery of the notice by Sanofi. As of the effective date of the termination of the Sanofi Agreement, we are no longer eligible to receive any option exercise fees, royalties, or development, clinical, regulatory or commercial milestones from Sanofi.
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
On June 19, 2019, we entered into a lease agreement (the “Prior Lease”) with ARE SD Region No.44 LLC ("Landlord") for the lease of approximately 8,727 square feet of rentable area of the building located at 10628 Science Center Drive, Suite 225, San Diego, California 92121 (the “Prior Premises”). The commencement date of the Prior Lease was July 1, 2019 (the “Prior Commencement Date”). We used the Prior Premises as our principal executive offices and as a laboratory for research and development and other related uses. The term of the Prior Lease (the “Prior Initial Term”) was two years, six months, ending December 31, 2021. The base rent payments due for the Prior Premises were $0.4 million in 2020 and $0.4 million in 2021, net of certain rent abatement terms. We were also responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities cost of the building. Under the Campus Point Lease, we were required to maintain a deposit of $62,000 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at March 31, 2023 and December 31, 2022.
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

Our future lease payments under operating leases at March 31, 2023 are as follows (in thousands):

Operating Leases
Remaining 2023	$586
2024	800
2025	824
2026	277
Total operating lease payments	$2,487
Less: amount representing interest	(225)
Present value of obligations under operating leases	2,262
Less: current portion	(664)
Long-term operating lease obligations	$1,598
9. Subsequent Event
Private Placement of Common Stock and Non-Voting Preferred Stock

On April 13, 2023, we entered into a Securities Purchase Agreement (the “April 2023 SPA”) with certain institutional and other accredited investors (the “2023 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of our newly designated non-voting convertible preferred stock in a private placement transaction.

At the closing under the April 2023 SPA that occurred on April 13, 2023 (the “2023 Closing”), we sold and issued to the 2023 Purchasers (i) 2,615,536 shares of common stock at a purchase price of $0.9001 per share, and (ii) 140,827 shares of non-voting Class A-5 convertible preferred stock, in lieu of shares of common stock, at a price of $90.01 per share. Total gross proceeds from the 2023 Closing were approximately $15.0 million. Each share of non-voting Class A-5 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations. An aggregate of 222,198 shares of common stock were purchased for $0.2 million by a director of the Company at the 2023 Closing.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, filed with the Securities and Exchange Commission on March 23, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.
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
•the potential impact of COVID-19 on our business; and
•the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q.
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
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our product candidate, RGLS8429, an anti-miR next generation oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1b clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

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
Since our inception through March 31, 2023, we have received $420.9 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2023, we had cash and cash equivalents of $30.3 million.
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

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. The Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429 has been completed. RGLS8429 was well-tolerated with no serious adverse events reported, and plasma exposure was approximately linear across the four doses tested and is similar to the PK data from the first-generation compound. Enrollment is ongoing in our Phase 1b multiple-ascending dose double-blind, placebo-controlled study (“MAD”) in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. The first cohort is being dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. In April 2023, we announced we had completed enrollment of the first cohort of 12 patients. Top-line data from the first cohort of RGLS8429-treated ADPKD patients are expected in the second half of 2023. We also completed the in-life portion of the 27-week chronic mouse toxicity study for RGLS8429. No CNS toxicity was observed at all dose levels up to the top dose of 300 mg/kg administered every other week.

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
Since our inception, we have incurred a total of approximately $414.5 million in research and development expenses through March 31, 2023.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property, legal services and director and officer insurance programs and investor relations costs, some of which are incurred as a result of being a publicly-traded company.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2022. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and

Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Research and development expenses	4,925	3,679
General and administrative expenses	2,444	2,890
Interest and other income (expenses), net	230	(149)
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2023	% of total	Three months ended March 31, 2022	% of total	$	%
Research and development
Personnel and internal expenses	$2,175	44%	$1,715	47%	$460	27%
Third-party and outsourced expenses	2,550	52%	1,674	45%	876	52%
Non-cash stock-based compensation	173	3%	270	7%	(97)	(36)%
Depreciation	27	1%	20	1%	7	35%
Total research and development expenses	$4,925	100%	$3,679	100%	$1,246	34%
Research and development expenses were $4.9 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily attributable to increases in internal and external research and development expenses, which were primarily driven by increases in spend on activities for our RGLS8429 program as we enroll and dose in our RGLS8429 Phase 1b MAD study.
General and administrative expenses
General and administrative expenses were $2.4 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to a decrease in non-cash stock-based compensation.
Interest and other income (expenses), net
Net interest and other income was $0.2 million for the three months ended March 31, 2023, compared to net interest and other expense of $0.1 million for the three months ended March 31, 2022. The amounts for the three months ended March 31, 2023 and 2022 primarily consisted of interest earned on our cash equivalents and short-term investments, offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2023, we had cash and cash equivalents of $30.3 million.

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term (beyond 12 months), we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We believe our existing resources will only be sufficient to fund our planned operations and expenditures into mid-2024. These factors raise substantial doubt about our ability to continue as a going concern. All amounts due under the Term Loan (see note 5) have been classified as a current liability as of March 31, 2023 due to the considerations discussed above and the assessment that the material adverse change clause under the Term Loan is not within our control.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(8,114)	$(6,381)
Investing activities	14,999	(102)
Financing activities	(805)	2
Total	$6,080	$(6,481)
Operating activities

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2023, compared to $6.4 million for the three months ended March 31, 2022. The increase in net cash used in operating activities was primarily attributable to a $0.7 million change in working capital for the three months ended March 31, 2023, as compared to the same period in 2022, and a $0.6 million decrease in adjustments for non-cash charges, including stock-based compensation, for the three months ended March 31, 2023, as compared to the same period in 2022.
Investing activities
Net cash provided by investing activities was $15.0 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2022. The net cash provided by investing activities for the three months ended March 31, 2023 was attributable to the sales of $15.0 million of short-term investments (U.S. Treasury securities).
Financing activities
Net cash used in financing activities was $0.8 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of less than $0.1 million for the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 was attributable to $0.8 million in principal payments made under our Term Loan.
MATERIAL CASH REQUIREMENTS

As of March 31, 2023, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our cash equivalents or short-term investments as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of March 31, 2023, the outstanding principal amount of the Term Loan was $3.9 million. The Term Loan bears interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.
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
If a 10% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on our interest expense as of that date.
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
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2023, we had approximately $30.3 million of cash and cash equivalents, and we had $5.2 million of outstanding debt obligations (which includes $3.9 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan with the Lender, which we borrowed under the Loan Agreement. In April 2023, we raised approximately $14.1 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing. We believe our existing resources will only be sufficient to fund our planned operations and expenditures into mid-2024. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our loan and security agreement could cause a material adverse effect on our financial position.*
In June 2016, we entered into a Loan Agreement with the Lender. Under the terms of the Loan Agreement, the Lender provided us with a $20.0 million Term Loan. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, except for the assets that were licensed, assigned and transferred to Sanofi pursuant to the 2018 Sanofi Amendment that modify the parties’ rights and obligations with respect to our miR-21 programs, including our RG-012 program. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Our required monthly payments to the Lender were comprised of interest only through and including the payment made in December 2022. We resumed making principal payments in January 2023. Under the terms of the Loan Agreement, we are required to maintain a cash balance of no less than $5.0 million. We are in compliance with all Loan Agreement covenants as of the date of the filing of this Form 10-Q.
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
We have incurred losses in each year since our inception in September 2007. Our net losses were $7.1 million and $6.7 million for the quarters ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $490.3 million.

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

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions, including COVID-19. COVID-19 has impacted, and may continue to impact, our future clinical activities and/or the activities of our partnered programs.
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
Presently, we have rights to the intellectual property, through licenses from third parties and under patents that we own, to modulate only a subset of the known microRNA targets. Because our programs may involve a range of microRNA targets, including targets that require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, COVID-19; and
•the failure to deliver products under specified storage conditions and in a timely manner.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, public health pandemics or epidemics or other business interruptions, including, for example, COVID-19.
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

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2023, we had 31 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-

Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations; reputational harm, loss of revenue or profits, and other adverse business consequences.*
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of certain individually identifiable health information;

•the European Union’s General Data Protection Regulation (“ EU GDPR”) and the United Kingdom GDPR ("UKGDPR"), which contain provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the European Economic Area ("EEA") and the United Kingdom ("UK"), including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the European countries in which we might operate, including but not limited to the EU and UK GDPR;

•the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered companies to provide new disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA’s interpretation and enforcement remain uncertain, which further increases compliance costs. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely; and

•Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EEA, UK or in other foreign jurisdictions) as we may expand our business outside of the U.S. in the future. Existing mechanisms that facilitate cross-border personal data transfers may change, be legally challenged, or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.*

In the ordinary course of business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions) for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and third parties we rely on may also be the subject of a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments).

We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure. We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Despite security controls we have in place, such attacks are difficult to avoid. Our remote workforce poses increased risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing of sensitive data (which could impact our clinical trials or training of our algorithm); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security incident. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and other geopolitical events (such as the Russia-initiated military action against Ukraine), and public health issues (including, for example, COVID-19) could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*
Our business may be adversely affected by the effects of health pandemics or epidemics. Such a health pandemic or epidemic may pose the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. For example, COVID-19 has impacted, and could in the future impact, personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could potentially disrupt the supply chain for our product candidates in our clinical trials. Some of our CROs have previously delayed the commencement of preclinical studies due to shelter-in-place orders. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of March 31, 2023, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of March 31, 2023, an aggregate of 5.6 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3 and Class A-4 preferred stock at the option of the holder, subject to beneficial ownership limitations. Further, as of May 5, 2023, an aggregate of 14.1 million shares were issuable upon conversion of shares of our Class A-5 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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

3.11
Certificate of Designation of Preferences, Rights and Limitations of Class A-5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on April 13, 2023).

3.12	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11 and 3.12.

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

10.1
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2023 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023).

10.2
Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2023 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023).

10.3
Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023).

10.4
Securities Purchase Agreement, dated April 13, 2023, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on April 13, 2023).

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

Regulus Therapeutics Inc.
Date: May 11, 2023	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)