Form 10-Q
period 2023-06-30
Regulus Therapeutics Inc.
filed 2023-08-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 4, 2023, the registrant had 19,484,461 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,263	$24,228
Short-term investments	—	14,932
Restricted cash	62	62
Contract and other receivables	3	—
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	1,025	1,847
Total current assets	41,363	44,079
Property and equipment, net	482	536
Intangibles, net	39	62
Right of use asset	1,763	2,039
Total assets	$43,647	$46,716
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$362	$175
Accrued liabilities	623	961
Accrued research and development expenses	756	1,252
Accrued compensation	1,530	2,205
Current portion of term loan, less debt issuance costs	2,922	4,511
Other current liabilities	2,036	2,553
Total current liabilities	8,229	11,657
Lease liability, less current portion	1,421	1,768
Total liabilities	9,650	13,425
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at June 30, 2023 (unaudited) and December 31, 2022	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at June 30, 2023 (unaudited) and December 31, 2022	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at June 30, 2023 (unaudited) and December 31, 2022	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at June 30, 2023 (unaudited) and December 31, 2022	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at June 30, 2023 (unaudited); 0 shares authorized, issued, and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 19,484,461 and 16,840,261 shares issued and outstanding at June 30, 2023 (unaudited) and December 31, 2022, respectively	19	17
Additional paid-in capital	531,301	516,457
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(497,328)	(483,176)
Total stockholders’ equity	33,997	33,291
Total liabilities and stockholders’ equity	$43,647	$46,716
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Operating expenses:
Research and development	4,976	4,708	9,901	8,387
General and administrative	2,339	2,467	4,783	5,357
Total operating expenses	7,315	7,175	14,684	13,744
Loss from operations	(7,315)	(7,175)	(14,684)	(13,744)
Other income (expense):
Interest and other income	471	79	886	85
Interest and other expense	(168)	(162)	(353)	(317)
Loss before income taxes	(7,012)	(7,258)	(14,151)	(13,976)
Income tax expense	(1)	—	(1)	(1)
Net loss and comprehensive loss	$(7,013)	$(7,258)	$(14,152)	$(13,977)
Other comprehensive loss:
Unrealized loss on short-term investments, net	—	(36)	—	(36)
Comprehensive loss	$(7,013)	$(7,294)	$(14,152)	$(14,013)
Net loss per share, basic and diluted	$(0.37)	$(0.50)	$(0.79)	$(0.96)
Weighted average shares used to compute basic and diluted net loss per share	19,101,969	14,612,312	17,979,343	14,604,594
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Stock-based compensation expense	—	—	—	—	382	—	—	382
Issuance of common stock through ATM	—	—	9,192	—	30	—	—	30
Net loss	—	—	—	—	—	—	(7,013)	(7,013)
Balance at June 30, 2023	5,712,786	$5	19,484,461	$19	$531,301	$—	$(497,328)	$33,997

Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	996	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	14,598,114	$15	$510,793	$—	$(461,572)	$49,241
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	420	—	—	420
Net loss	—	—	—	—	—	—	(7,258)	(7,258)
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2022	5,571,959	$5	14,634,414	$15	$511,213	$(36)	$(468,830)	$42,367

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2023	2022
	(Unaudited)
Operating activities
Net loss	$(14,152)	$(13,977)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	95	57
Stock-based compensation	792	1,420
Amortization of premiums and accretion of discounts on investments, net	(56)	(20)
Other	81	70
Change in operating assets and liabilities:
Contracts and other receivables	(3)	—
Prepaid expenses and other assets	821	990
Accounts payable	188	311
Accrued liabilities	(371)	(6)
Accrued research and development expenses	(497)	(55)
Accrued compensation	(676)	(623)
Operating lease right-of-use assets and liabilities, net	(40)	(28)
Other liabilities	(548)	(679)
Net cash used in operating activities	(14,366)	(12,540)
Investing activities
Purchases of short-term investments	—	(12,431)
Sales of short-term investments	15,000	—
Purchases of property and equipment	(1)	(295)
Net cash provided by (used in) investing activities	14,999	(12,726)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	14,003	—
Proceeds from issuance of common stock, net	51	2
Principal payments on term loan	(1,652)	—
Net cash provided by financing activities	12,402	2
Net increase (decrease) in cash and cash equivalents	13,035	(25,264)
Cash and cash equivalents at beginning of period	24,290	60,445
Cash and cash equivalents at end of period	$37,325	$35,181
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$37,263	$35,119
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$37,325	$35,181
Supplemental disclosure of cash flow information
Interest paid	$(276)	$(226)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$33	$—
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through June 30, 2023, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $556.6 million. As of June 30, 2023, we had approximately $37.3 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. Specifically, we believe these existing resources will only be sufficient to fund our planned operations and expenditures into mid-2024. Our current liquidity position, recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2023, we are in compliance with all loan agreement covenants.
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance. We adopted this guidance in June 2023 when we entered into an amendment to our loan agreement (see note 5).
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 28,772,824 and 20,758,912 for the three and six months ended June 30, 2023, respectively, consisting of convertible preferred stock, warrants, stock options and restricted stock units. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 13,233,238 for the three and six months ended June 30, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
As of June 30, 2023, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss in the period.

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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair value as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,312	$36,312	$—	$—
	$36,312	$36,312	$—	$—

	Fair value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$21,490	$21,490	$—	$—
U.S. Treasury securities	14,932	14,932	—	—
	$36,422	$36,422	$—	$—
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
The outstanding Term Loan bore interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. In June 2023, we entered into an amendment to the Loan Agreement (the “Rate Amendment”) pursuant to which, effective July 1, 2023, the Term Loan bears interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate ("SOFR") reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 8.51%.

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
As of June 30, 2023, $3.0 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.3 million accrued liability balance is presented in other current liabilities on our balance sheet at June 30, 2023). We had less than $0.1 million of debt issuance costs outstanding as of June 30, 2023, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of June 30, 2023, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2023	$1,652
2024	1,377
$3,029
6. Stockholders’ Equity

Common Stock

As of June 30, 2023, there were 19,484,461 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

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

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. In addition, on June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. As of June 30, 2023, 5,237,056 shares of common stock were available for new equity award grants under the 2019 Plan and 2,931,353 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of June 30, 2023.
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
As of June 30, 2023, 10,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of June 30 2023, a maximum of 159,635 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

2023 Private Placement of Common Stock and Non-Voting Preferred Stock

On April 13, 2023, we entered into a Securities Purchase Agreement (the “April 2023 SPA”) with certain institutional and other accredited investors (the “2023 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of our newly designated non-voting convertible preferred stock in a private placement transaction (the "2023 PIPE").

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

We evaluated the non-voting Class A-5 convertible preferred stock sold in the 2023 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.
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
In November 2021, we sold and issued (i) 5,892,335 shares of common stock and (ii) 3,725,720 shares of non-voting Class A-4 convertible preferred stock. Each share of non-voting Class A-4 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations.

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may, at any time suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. On August 10, 2021, we increased the amount of common stock available for sale in the ATM Offering under the Stock Sales Agreement to $50.0 million.

A total of 9,192 shares were sold and settled for proceeds of less than $0.1 million under the ATM Offering during the three and six months ended June 30, 2023. No shares were sold under the ATM Offering during the six months ended June 30, 2022. At June 30, 2023, approximately $45.3 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2023 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Warrants to purchase common stock	6,186
Common stock options outstanding	2,721
RSUs outstanding	210
Common stock available for future grant under the 2019 Equity Incentive Plan	5,237
Common stock available for future grant under the 2021 Inducement Plan	10
2022 Employee Stock Purchase Plan	160
Total common shares reserved for future issuance	34,180
The following table summarizes our stock option and RSU (together, "Stock Awards") activity under all equity incentive plans for the six months ended June 30, 2023 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2022	1,372	$7.53	70	$2.57
Granted	1,452	$1.46	210	$1.48
Exercised (options) or Vested (RSUs)	—	$—	—	$—
Canceled/forfeited/expired	(103)	$6.01	(70)	$2.57
Stock Awards outstanding at June 30, 2023	2,721	$4.34	210	$1.48

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options
Risk-free interest rate	4.1%	3.0%	3.8%	2.0%
Volatility	96.7%	97.5%	96.6%	96.1%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	4.9%	0.8%	4.5%	0.5%
Volatility	71.8%	98.4%	88.1%	96.1%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$154	$100	$327	$370
General and administrative	228	321	465	1,055
Total	$382	$421	$792	$1,425
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
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at June 30, 2023 and December 31, 2022.

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

Our future lease payments under operating leases at June 30, 2023 are as follows (in thousands):

Operating Leases
Remaining 2023	$392
2024	800
2025	824
2026	277
Total operating lease payments	$2,293
Less: amount representing interest	(191)
Present value of obligations under operating leases	2,102
Less: current portion	(681)
Long-term operating lease obligations	$1,421
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
Since our inception through June 30, 2023, we have received $435.0 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of June 30, 2023, we had cash and cash equivalents of $37.3 million.
Product Candidate

RGLS8429: RGLS8429 is an anti-miR next-generation oligonucleotide targeting miR-17 for the treatment of ADPKD. RGLS8429 maintains beneficial attributes, such as preferential kidney exposure and similar PK profile, miR-17 inhibition potency and duration of action in the kidney, equal potency in in vitro and in vivo efficacy studies; without the off-target effects observed in our first-generation compound. Additionally, in IND-enabling 13-week toxicity studies, RGLS8429 was well tolerated at dose levels higher than those that resulted in off-target central nervous system effects in the chronic toxicity studies of the first generation compound.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. The Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429 has been completed. RGLS8429 was well-tolerated with no serious adverse events reported, and plasma exposure was approximately linear across the four doses tested and is similar to the PK data from the first-generation compound. Enrollment is ongoing in our Phase 1b multiple-ascending dose double-blind, placebo-controlled study (“MAD”) in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. The first cohort is being dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. In April 2023, we announced we had completed enrollment of the first cohort of 12 patients. Top-line data from the first cohort of RGLS8429-treated ADPKD patients are expected around the end of the third quarter of 2023. No issues were identified in the first cohort based on the review of all available blinded safety data, clearing the way to advancement to the second cohort. The safety review incorporated available data from all 12 patients in the first cohort, including several who had completed the dosing schedule. We commenced dosing in the second cohort of patients in June 2023. The second cohort is being dosed at 2 mg/kg of RGLS8429 or placebo every other week for three months. We also completed the 27-week chronic mouse toxicity study for RGLS8429. No RGLS8429-related toxicity, including CNS effects, was observed at any dose level up to the top dose of 300 mg/kg administered every other week.

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
Since our inception, we have incurred a total of approximately $419.5 million in research and development expenses through June 30, 2023.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development expenses	4,976	4,708	9,901	8,387
General and administrative expenses	2,339	2,467	4,783	5,357
Interest and other income (expenses), net	303	(83)	533	(232)
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2023	% of total	Three months ended June 30, 2022	% of total	$	%
Research and development
Personnel and internal expenses	$2,093	42%	$1,798	38%	$295	16%
Third-party and outsourced expenses	2,702	54%	2,786	59%	(84)	(3)%
Non-cash stock-based compensation	154	3%	99	2%	55	56%
Depreciation	27	1%	25	1%	2	8%
Total research and development expenses	$4,976	100%	$4,708	100%	$268	6%

					Increase (decrease)
	Six months ended June 30, 2023	% of total	Six months ended June 30, 2022	% of total	$	%
Research and development
Personnel and internal expenses	$4,268	43%	$3,512	42%	$756	22%
Third-party and outsourced expenses	5,253	53%	4,461	53%	792	18%
Non-cash stock-based compensation	327	3%	369	4%	(42)	(11)%
Depreciation	53	1%	45	1%	8	18%
Total research and development expenses	$9,901	100%	$8,387	100%	$1,514	18%
Research and development expenses were $5.0 million and $9.9 million for the three and six months ended June 30, 2023, respectively, compared to $4.7 million and $8.4 million for the three and six months ended June 30, 2022, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to increases in internal and external research and development expenses, which were driven by increases in spend on activities for our RGLS8429 program as we continue to enroll and dose patients in our RGLS8429 Phase 1b MAD study.
General and administrative expenses
General and administrative expenses were $2.3 million and $4.8 million for the three and six months ended June 30, 2023, respectively, compared to $2.5 million and $5.4 million for the three and six months ended June 30, 2022, respectively. The decrease for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to a decrease in non-cash stock-based compensation.

Interest and other income (expenses), net
Net interest and other income was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, compared to net interest and other expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The amounts for the three and six months ended June 30, 2023 and 2022 primarily consisted of interest earned on our cash equivalents and short-term investments, offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2023, we had cash and cash equivalents of $37.3 million.
The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the near term and long term (beyond 12 months), we will need to raise additional capital to develop our product candidates and implement our operating plans. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We believe our existing resources will fund our planned operations and expenditures into mid-2024. These factors raise substantial doubt about our ability to continue as a going concern.
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

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(14,366)	$(12,540)
Investing activities	14,999	(12,726)
Financing activities	12,402	2
Total	$13,035	$(25,264)
Operating activities
Net cash used in operating activities was $14.4 million for the six months ended June 30, 2023, compared to $12.5 million for the six months ended June 30, 2022. The increase in net cash used in operating activities was primarily attributable to a $1.0 million change in working capital for the six months ended June 30, 2023, as compared to the same period in 2022, and a $0.6 million decrease in adjustments for non-cash charges, including stock-based compensation, for the six months ended June 30, 2023, as compared to the same period in 2022.
Investing activities
Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $12.7 million for the six months ended June 30, 2022. The net cash provided by investing activities for the six months ended June 30, 2023 was attributable to the sales of $15.0 million of short-term investments (U.S. Treasury securities).
Financing activities
Net cash provided by financing activities was $12.4 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in April 2023 of $14.0 million, partially offset by principal payments made on our Term Loan.
MATERIAL CASH REQUIREMENTS

As of June 30, 2023, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of June 30, 2023, the outstanding principal amount of the Term Loan was $3.0 million. The Term Loan bore interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%.

In June 2023, we entered into an amendment to the Loan Agreement (the “Rate Amendment”) pursuant to which, effective July 1, 2023, the Term Loan bears interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate (SOFR) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 8.51%.
If a 10% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on our interest expense as of that date.
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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of June 30, 2023, we had approximately $37.3 million of cash and cash equivalents, and we had $4.3 million of outstanding debt obligations (which includes $3.0 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan with the Lender, which we borrowed under the Loan Agreement. In April 2023, we raised approximately $14.0 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing. We believe our existing resources will be sufficient to fund our planned operations and expenditures into mid-2024. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

We have incurred losses in each year since our inception in September 2007. Our net loss was $7.0 million and $14.2 million for the three and six months ended June 30, 2023, respectively, compared to $7.3 million and $14.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $497.3 million.

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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2023, we had 30 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

•the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), which requires covered companies to provide new disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely; and

•data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) enacted by federal, state, and local governments in the United States.

•As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of June 30, 2023, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of June 30, 2023, an aggregate of 19.7 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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

10.2	Offer Letter Agreement, dated June 12, 2023, by and between the Registrant and Preston Klassen, M.D.

10.3
Regulus Therapeutics Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 14, 2023).

10.4	Amendment to Loan and Security Agreement, dated June 19, 2023, by and between the Registrant and Oxford Finance, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

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

Regulus Therapeutics Inc.
Date: August 8, 2023	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)