Form 10-Q
period 2023-09-30
Regulus Therapeutics Inc.
filed 2023-11-09
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 3, 2023, the registrant had 20,222,672 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,833	$24,228
Short-term investments	4,949	14,932
Restricted cash	62	62
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	1,228	1,847
Total current assets	35,082	44,079
Property and equipment, net	1,008	536
Intangibles, net	36	62
Right of use asset	1,621	2,039
Total assets	$37,747	$46,716
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$599	$175
Accrued liabilities	620	961
Accrued research and development expenses	793	1,252
Accrued compensation	2,138	2,205
Current portion of term loan, less debt issuance costs	2,128	4,511
Other current liabilities	1,970	2,553
Total current liabilities	8,248	11,657
Lease liability, less current portion	1,240	1,768
Total liabilities	9,488	13,425
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at September 30, 2023 (unaudited) and December 31, 2022	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at September 30, 2023 (unaudited) and December 31, 2022	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at September 30, 2023 (unaudited) and December 31, 2022	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at September 30, 2023 (unaudited) and December 31, 2022	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at September 30, 2023 (unaudited); 0 shares authorized, issued, and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 20,222,672 and 16,840,261 shares issued and outstanding at September 30, 2023 (unaudited) and December 31, 2022, respectively	20	17
Additional paid-in capital	533,386	516,457
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(505,152)	(483,176)
Total stockholders’ equity	28,259	33,291
Total liabilities and stockholders’ equity	$37,747	$46,716
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)
Operating expenses:
Research and development	$5,488	$5,310	$15,389	$13,697
General and administrative	2,637	2,253	7,420	7,610
Total operating expenses	8,125	7,563	22,809	21,307
Loss from operations	(8,125)	(7,563)	(22,809)	(21,307)
Other income (expense):
Interest and other income	438	187	1,324	272
Interest and other expense	(137)	(175)	(490)	(492)
Loss before income taxes	(7,824)	(7,551)	(21,975)	(21,527)
Income tax expense	—	—	(1)	(1)
Net loss and comprehensive loss	$(7,824)	$(7,551)	$(21,976)	$(21,528)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net	—	5	—	(31)
Comprehensive loss	$(7,824)	$(7,546)	$(21,976)	$(21,559)
Net loss per share, basic and diluted	$(0.40)	$(0.50)	$(1.19)	$(1.46)
Weighted average shares used to compute basic and diluted net loss per share	19,628,815	14,969,574	18,535,209	14,727,591
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Stock-based compensation expense	—	—	—	—	382	—	—	382
Issuance of common stock through ATM	—	—	9,192	—	30	—	—	30
Net loss	—	—	—	—	—	—	(7,013)	(7,013)
Balance at June 30, 2023	5,712,786	$5	19,484,461	$19	$531,301	$—	$(497,328)	$33,997
Issuance of common stock through ATM	—	—	716,000	1	1,088	—	—	1,089
Issuance of common stock under Employee Stock Purchase Plan	—	—	22,211	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	973	—	—	973
Net loss	—	—	—	—	—	—	(7,824)	(7,824)
Balance at September 30, 2023	5,712,786	$5	20,222,672	$20	$533,386	$—	$(505,152)	$28,259

Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock under Employee Stock Purchase Plan	—	—	996	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(6,719)	(6,719)
Balance at March 31, 2022	5,571,959	$5	14,598,114	$15	$510,793	$—	$(461,572)	$49,241
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	420	—	—	420
Net loss	—	—	—	—	—	—	(7,258)	(7,258)
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2022	5,571,959	$5	14,634,414	$15	$511,213	$(36)	$(468,830)	$42,367
Issuance of common stock through ATM	—	—	2,205,100	2	4,486	—	—	4,488
Issuance of common stock under Employee Stock Purchase Plan	—	—	747	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	360	—	—	360
Net loss	—	—	—	—	—	—	(7,551)	(7,551)
Unrealized gain on short-term investments	—	—	—	—	—	5	—	5
Balance at September 30, 2022	5,571,959	$5	16,840,261	$17	$516,060	$(31)	$(476,381)	$39,670

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2023	2022
	(Unaudited)
Operating activities
Net loss	$(21,976)	$(21,528)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	151	89
Stock-based compensation	1,765	1,780
Amortization of premiums and accretion of discounts on investments, net	(107)	(52)
Other	113	101
Change in operating assets and liabilities:
Prepaid expenses and other assets	619	802
Accounts payable	424	511
Accrued liabilities	(411)	(217)
Accrued research and development expenses	(459)	271
Accrued compensation	(68)	(319)
Operating lease right-of-use assets and liabilities, net	(63)	(46)
Other liabilities	(631)	(665)
Net cash used in operating activities	(20,643)	(19,273)
Investing activities
Purchases of short-term investments	(4,899)	(30,289)
Maturities of short-term investments	15,000	5,000
Purchases of property and equipment	(542)	(298)
Net cash provided by (used in) investing activities	9,559	(25,587)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	14,004	—
Proceeds from issuance of common stock, net	1,163	4,491
Principal payments on term loan	(2,478)	—
Net cash provided by financing activities	12,689	4,491
Net increase (decrease) in cash and cash equivalents	1,605	(40,369)
Cash and cash equivalents at beginning of period	24,290	60,445
Cash and cash equivalents at end of period	$25,895	$20,076
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,833	$20,014
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$25,895	$20,076
Supplemental disclosure of cash flow information
Interest paid	$(375)	$(348)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$71	$—
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

Liquidity
The accompanying financial statements have been prepared on a basis which assumes we are a going concern and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Through September 30, 2023, we have principally been financed through proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $557.6 million. As of September 30, 2023, we had approximately $30.8 million of cash, cash equivalents and short-term investments. Based on our operating plans, we believe our cash, cash equivalents and short-term investments may not be sufficient to fund our operations for the period one year following the issuance of these financial statements. Specifically, we believe these existing resources will only be sufficient to fund our planned operations and expenditures into mid-2024. Our current liquidity position, recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we are in compliance with all loan agreement covenants.
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance. We adopted this guidance in June 2023, when we entered into an amendment to our loan agreement (see note 5).
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 33,225,055 and 25,211,143 for the three and nine months ended September 30, 2023, respectively, consisting of convertible preferred stock, warrants, stock options and restricted stock units. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 13,229,539 for the three and nine months ended September 30, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of September 30, 2023
U.S. Treasury securities	1 or less	$4,950	$—	$(1)	$4,949
		$4,950	$—	$(1)	$4,949

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of December 31, 2022
U.S. Treasury securities	1 or less	$14,944	$—	$(12)	$14,932
		$14,944	$—	$(12)	$14,932
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair value as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$25,291	$25,291	$—	$—
U.S. Treasury securities	4,949	4,949	—	—
	$30,240	$30,240	$—	$—

	Fair value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments:
Money market funds	$21,490	$21,490	$—	$—
U.S. Treasury securities	14,932	14,932	—	—
	$36,422	$36,422	$—	$—
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
As of September 30, 2023, $2.2 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.3 million accrued liability balance is presented in other current liabilities on our balance sheet at September 30, 2023). We had less than $0.1 million of debt issuance costs outstanding as of September 30, 2023, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense.
As of September 30, 2023, future principal payments for the Term Loan due under the Loan Agreement are as follows (in thousands):

2023	$826
2024	1,377
$2,203
6. Stockholders’ Equity

Common Stock

As of September 30, 2023, there were 20,222,672 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

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

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. In addition, on June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. As of September 30, 2023, 784,825 shares of common stock were available for new equity award grants under the 2019 Plan and 7,383,584 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of September 30, 2023.
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
As of September 30, 2023, 10,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of September 30 2023, a maximum of 137,424 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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

A total of 716,000 and 725,192 shares were sold and settled under the ATM Offering during the three and nine months ended September 30, 2023, respectively, for proceeds of $1.1 million for each the three and nine months ended September 30, 2023. A total of 2,205,100 shares were sold and settled for proceeds of $4.5 million under the ATM Offering during the three and nine months ended September 30, 2022. At September 30, 2023, approximately $44.2 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2023 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Warrants to purchase common stock	6,186
Common stock options outstanding	6,222
RSUs outstanding	1,161
Common stock available for future grant under the 2019 Equity Incentive Plan	785
Common stock available for future grant under the 2021 Inducement Plan	10
2022 Employee Stock Purchase Plan	137
Total common shares reserved for future issuance	34,157
The following table summarizes our stock option and RSU (together, "Stock Awards") activity under all equity incentive plans for the nine months ended September 30, 2023 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2022	1,372	$7.53	70	$2.57
Granted	4,979	$1.39	1,161	$1.38
Exercised (options) or Vested (RSUs)	—	$—	—	$—
Canceled/forfeited/expired	(129)	$6.18	(70)	$2.57
Stock Awards outstanding at September 30, 2023	6,222	$2.64	1,161	$1.38

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options
Risk-free interest rate	4.2%	3.1%	4.1%	2.0%
Volatility	96.3%	97.5%	96.4%	96.1%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	5.1%	1.7%	4.7%	0.9%
Volatility	81.0%	105.9%	85.7%	99.3%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$311	$56	$638	$425
General and administrative	662	304	1,127	1,355
Total	$973	$360	$1,765	$1,780
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
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at September 30, 2023 and December 31, 2022.

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

Our future lease payments under operating leases at September 30, 2023 are as follows (in thousands):

Operating Leases
Remaining 2023	$196
2024	800
2025	824
2026	277
Total operating lease payments	$2,097
Less: amount representing interest	(161)
Present value of obligations under operating leases	1,936
Less: current portion	(696)
Long-term operating lease obligations	$1,240
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

In addition to this program, we continue to advance and expand our internal discovery pipeline to identify potential product candidates.
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
Since our inception through September 30, 2023, we have received $436.0 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $30.8 million.
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

The first cohort was dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. In September 2023, we announced positive top-line data from the first cohort of RGLS8429-treated ADPKD patients. Increases in both PC1 and PC2 biomarkers were observed. Statistically significant increases in mean PC1 levels were observed at Day 85 and Day 86 (n=9) compared to baseline (36%-41%). Numeric increases in PC2 were observed during the treatment period, although not statistically significant. These data are consistent with what was observed with our first-generation compound, RGLS4326, which showed a significant dose response between 0.3mg/kg and 1mg/kg of RGLS4326. Furthermore, the correlation between PK and urinary PC1 response at 1mg/kg is comparable between RGLS4326 and RGLS8429. RGLS8429 was well tolerated by all 9 subjects receiving active drug with no safety findings.

In September 2023, we announced we had completed enrollment of the second cohort of patients. The second cohort is being dosed at 2 mg/kg of RGLS8429 or placebo every other week for three months, with top-line data anticipated in the first quarter of 2024. In October 2023, we announced that we had reviewed all available safety data and have advanced to the third cohort of patients in the MAD study. In November 2023, we announced that we had dosed the first patient in the third cohort. We also completed the 27-week chronic mouse toxicity study for RGLS8429. No RGLS8429-related toxicity, including CNS effects, was observed at any dose level up to the top dose of 300 mg/kg administered every other week.

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
Since our inception, we have incurred a total of approximately $425.0 million in research and development expenses through September 30, 2023.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property, legal services and director and officer insurance programs and investor relations costs, some of which are incurred as a result of being a publicly traded company.
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

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development expenses	5,488	5,310	15,389	13,697
General and administrative expenses	2,637	2,253	7,420	7,610
Interest and other income (expenses), net	301	12	834	(220)
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2023	% of total	Three months ended September 30, 2022	% of total	$	%
Research and development
Personnel and internal expenses	$2,189	40%	$1,742	33%	$447	26%
Third-party and outsourced expenses	2,952	53%	3,487	66%	(535)	(15)%
Non-cash stock-based compensation	311	6%	56	1%	255	455%
Depreciation	36	1%	25	—%	11	44%
Total research and development expenses	$5,488	100%	$5,310	100%	$178	3%

					Increase (decrease)
	Nine months ended September 30, 2023	% of total	Nine months ended September 30, 2022	% of total	$	%
Research and development
Personnel and internal expenses	$6,458	42%	$5,255	38%	$1,203	23%
Third-party and outsourced expenses	8,204	53%	7,947	58%	257	3%
Non-cash stock-based compensation	638	4%	425	3%	213	50%
Depreciation	89	1%	70	1%	19	27%
Total research and development expenses	$15,389	100%	$13,697	100%	$1,692	12%
Research and development expenses were $5.5 million and $15.4 million for the three and nine months ended September 30, 2023, respectively, compared to $5.3 million and $13.7 million for the three and nine months ended September 30, 2022, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to external costs associated with the progression of clinical trials and preclinical studies.
General and administrative expenses
General and administrative expenses were $2.6 million and $7.4 million for the three and nine months ended September 30, 2023, respectively, compared to $2.3 million and $7.6 million for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to non-cash stock-based compensation.

Interest and other income (expenses), net
Net interest and other income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, compared to net interest and other income of less than $0.1 million and net interest and other expense of $0.2 million for the three and nine months ended September 30, 2022, respectively. These amounts primarily consisted of interest earned on our cash equivalents and short-term investments, offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2023, we had cash, cash equivalents and investments of $30.8 million.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(20,643)	$(19,273)
Investing activities	9,559	(25,587)
Financing activities	12,689	4,491
Total	$1,605	$(40,369)
Operating activities
Net cash used in operating activities was $20.6 million for the nine months ended September 30, 2023, compared to $19.3 million for the nine months ended September 30, 2022. The increase in net cash used in operating activities was primarily attributable to a $0.9 million change in working capital for the nine months ended September 30, 2023, as compared to the same period in 2022, and a $0.5 million increase in net loss for the nine months ended September 30, 2023, as compared to the same period in 2022.
Investing activities
Net cash provided by investing activities was $9.6 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $25.6 million for the nine months ended September 30, 2022. The net cash provided by investing activities for the nine months ended September 30, 2023 was primarily attributable to sales of $15.0 million of short-term investments, partially offset by purchases of $4.9 million of short-term investments. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to purchases of $30.3 million of short-term investments, partially offset by sales of $5.0 million of short-term investments. The short-term investments purchased and sold in the nine months ended September 30, 2023 and 2022 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was $12.7 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $4.5 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in April 2023 of $14.0 million and proceeds from shares sold and settled under the ATM Offering of $1.1 million, partially offset by principal payments made on our Term Loan.
MATERIAL CASH REQUIREMENTS

As of September 30, 2023, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and short-term investments. If a 10% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our cash equivalents as of that date.

We also have interest rate exposure as a result of our outstanding Term Loan. As of September 30, 2023, the outstanding principal amount of the Term Loan was $2.2 million.
The Term Loan bears interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate (SOFR) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 8.51%.
If a 10% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on our interest expense as of that date.
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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Our need for additional capital raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

This Form 10-Q includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had approximately $30.8 million of cash, cash equivalents and short-term investments, and we had $3.5 million of outstanding debt obligations (which includes $2.2 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan with the Lender, which we borrowed under the Loan Agreement. In April 2023, we raised approximately $14.0 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing. We believe our existing resources will be sufficient to fund our planned operations and expenditures into mid-2024. We will need to raise additional capital to fund our operations and service our debt obligations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $7.8 million and $22.0 million for the three and nine months ended September 30, 2023, respectively, compared to $7.6 million and $21.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $505.2 million.

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

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, public health pandemics or epidemics or other business interruptions.

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
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions; and
•the failure to deliver products under specified storage conditions and in a timely manner.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, public health pandemics or epidemics or other business interruptions.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2023, we had 29 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class actions), fines and penalties, a disruption of our business operations; reputational harm, loss of revenue or profits, and other adverse business consequences.*
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of certain individually identifiable health information;

•the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom GDPR ("UKGDPR"), which contain provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the European Economic Area ("EEA") and the United Kingdom ("UK"), including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the European countries in which we might operate, including but not limited to the EU and UK GDPR;

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

•As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We and third parties we rely on may also be the subject of a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments).

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

Our business and operations might be disrupted or adversely affected by catastrophic events.*

Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and other geopolitical events (such as the war between Russia and Ukraine and the state of war between Israel and Hamas and the risk of a larger conflict arising from either war), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
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

In addition, our clinical trial may in the future be affected by health pandemics or epidemics. If there is a rise in the number of severe cases of an infectious disease that requires hospitalization, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the disease, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to an infectious disease, could be delayed or disrupted, which would adversely impact our clinical trial operations.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of September 30, 2023, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of September 30, 2023, an aggregate of 19.7 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 preferred stock at the option of the holder, subject to beneficial ownership limitations.
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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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

Regulus Therapeutics Inc.
Date: November 9, 2023	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)