Form 10-K
period 2023-12-31
Regulus Therapeutics Inc.
filed 2024-03-21
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     __________________________________________________________
FORM 10-K
     __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2023 of $1.47 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 15, 2024 was 65,465,251.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

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

•Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from our preclinical and clinical studies of our product candidates, or we experience significant delays in doing so, our business may be materially harmed.

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

•We are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure by us or the third-party service providers upon which we rely to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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
Since our inception through December 31, 2023, we have received $436.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan (as defined below). As of December 31, 2023, we had cash and cash equivalents of $23.8 million.

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
Product Candidate

RGLS8429: For Autosomal Dominant Polycystic Kidney Disease

ADPKD is among the most common human monogenic disorders and a leading cause of end-stage renal disease. It is caused by mutations in the PKD1 or PKD2 genes, that leads to reduced levels of their encoded-proteins polycystin-1 (PC1) and/or polycystin-2 (PC2) causing formation of multiple fluid filled cysts primarily in the kidneys, and to a lesser extent in the liver and other organs. Typical symptoms include flank pain, hematuria, proteinuria, renal colic, urinary tract infection, hypertension, and intracranial aneurysms. Excessive kidney cyst cell proliferation, a central pathological feature, ultimately leads to end-stage renal disease in approximately 50% of ADPKD patients by age 60. Approximately 160,000 individuals are diagnosed with the disease in the United States alone, with an estimated global prevalence of 4 to 7 million.

RGLS8429 is a novel, next generation oligonucleotide for the treatment of ADPKD designed to inhibit miR-17 and to preferentially target the kidney. Administration of RGLS8429 has shown robust data in preclinical models, where clear improvements in kidney function, size, and other measures of disease severity have been demonstrated along with a superior pharmacologic profile in preclinical studies compared to Regulus' first-generation compound, RGLS4326.

In May 2022, the FDA accepted our IND for RGLS8429 for the treatment of ADPKD. The Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429 has been completed. RGLS8429 was well-tolerated with no serious adverse events reported, and plasma exposure was approximately linear across the four doses tested and is similar to the PK data from the first-generation compound. Enrollment and dosing is ongoing in our Phase 1b double-blind, placebo-controlled multiple-ascending dose and an open label fixed dose study (“MAD”) in adult patients with ADPKD to assess safety, tolerability and PK of RGLS8429, and to evaluate the efficacy of RGLS8429 treatment across three different dose levels, including changes in polycystins, cystic kidney volume (htTKV), and overall kidney function. The protocol was amended to include a fourth cohort of subjects who will receive an open label fixed dose of RGLS8429 to compare biomarker and safety data to the weight-based dosing.

The first cohort was dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. In September 2023, we announced positive top-line data from the first cohort of RGLS8429-treated ADPKD patients. Increases in both PC1 and PC2 biomarkers were observed. Statistically significant increases in mean PC1 levels were observed at Day 85 and Day 86 (n=9) compared to baseline (36%-41%). Numeric increases in PC2 were observed during the treatment period, although not statistically significant. These data are consistent with what was observed with our first-generation compound, RGLS4326, which showed a significant dose response between 0.3mg/kg and 1mg/kg of RGLS4326. Furthermore, the correlation between PK and urinary PC1 response at 1mg/kg is comparable between RGLS4326 and RGLS8429. RGLS8429 was well tolerated by all nine subjects receiving active drug with no safety findings.

In March 2024, we announced positive topline results from the second cohort of patients in our Phase 1b MAD study of RGLS8429 for the treatment of ADPKD. In the second cohort, 14 patients were randomized 3:1 to receive either 2 mg/kg of RGLS8429 or placebo every other week for three months. RGLS8429 was well tolerated with no safety findings of concern. Greater biological activity of RGLS8429 was observed at 2mg/kg based on urinary polycystin levels compared to 1mg/kg and placebo, which was most evident after 3 months of dosing. Exploratory results of imaging-based biomarkers were encouraging, with 3 patients with the highest increases in PC1 and PC2 having reductions in height-adjusted total kidney volume ("htTKV") >4%, with corresponding reductions in total kidney cyst volume ("TKCV"). These data suggest that targeting miR-17 may have a potential impact on htTKV and TKCV in patients with ADPKD, which the Company will further explore at higher doses in cohorts 3 and 4.

The ongoing Phase 1b study is evaluating RGLS8429 dosing at 3 mg/kg in cohort 3, and will explore a 300 mg fixed dose in cohort 4 that will provide higher exposure in a larger number of patients based on anticipated body weight. Based on the results from the second cohort, we plan to amend the protocol to increase the sample size to up to 30 patients in cohort 4. In addition to PC1 and PC2 and safety, imaging biomarkers will also be evaluated.

In October 2023, we announced that we had reviewed all available safety data and have advanced to the third cohort of patients in the MAD study. In January 2024, we announced that we had completed enrollment of the third cohort of patients, with top-line data anticipated in mid-2024. We also completed the 27-week chronic mouse toxicity study for RGLS8429. No RGLS8429-related toxicity, including CNS effects, was observed at any dose level up to the top dose of 300 mg/kg administered every other week.

We recently held a Type D meeting with the FDA to discuss the accelerated approval pathway. The meeting was constructive and confirmed the potential for an accelerated approval pathway based on a single pivotal Phase 2 study of RGLS8429 for the treatment of ADPKD.

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

PIPELINE

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
We are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement. We are required to notify Alnylam and Ionis when a program reaches development stage (defined as initiation of good laboratory practices ("GLP") toxicology studies) and whether or not we intend to pursue the program. Under the agreement, both Alnylam and Ionis have an option to assume the development and commercialization of product candidates in a program that we do not pursue. If neither Alnylam nor Ionis exercises this option, we are required to use our best efforts to finalize a term sheet with a third party with respect to such program. In the event we are unable to complete a transaction with a third party, both Alnylam and Ionis have a second opt-in option.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2023 and 2022.
In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2023.
The agreement expires on the earlier of the cessation of development of the potential royalty-bearing products prior to the commercial sale of any such products anywhere in the world or following the first commercial sale of such products, the expiration of royalty obligations determined on a country-by-country and product-by-product basis.
Manufacturing
We contract with third parties to manufacture our product candidates and intend to continue to do so in the future. We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.
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

Currently, there is one drug approved and several therapies in preclinical and clinical development for the treatment of patients with ADPKD. In 2018, Otsuka Pharmaceutical Co., Ltd. received approval by the FDA to market Jynarque® to slow the kidney function decline in adults at risk of rapidly-progressing ADPKD. Additional therapies reported to be in clinical development include XRx-008 (reformulation of oxypurinol) from Xortx Therapeutics Inc., which completed a bridging pharmacokinetics study and plans to initiate a Phase 3 study in patients with ADPKD and hyperuricemia, tesevatinib from Kadmon Corporation, which completed a Phase 2 study in 2022, and which was recently acquired by Sanofi, and Johnson & Johnson reported the oral small molecule JNJ-0237 had completed a Phase 1 single-ascending dose safety study in healthy volunteers. Vertex recently announced completion of IND-enabling studies of VX-407 for the treatment of a subset of patients with ADPKD with a specific mutation, and anticipate initiating a Phase 1 clinical trial in healthy volunteers in 2024.
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
Fast Track Designation: The Fast Track program is intended to expedite development or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. In addition to more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, the FDA will consider for review sections of the NDA on a rolling basis as sections are completed, based on an agreed schedule, and the sponsor pays any required user fees upon submission of the first section of the NDA.
Breakthrough Therapy Designation: Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on or more clinically significant endpoint(s). A drug that receives Breakthrough Therapy designation from the FDA is eligible for all Fast Track designation features, plus intensive guidance on an efficient drug development program beginning as early as Phase 1 and organizational commitment involving senior managers.
Accelerated Approval: Products may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Accelerated Approval can be granted with restrictions to the marketing and distribution of the product, and the FDA can withdraw marketing approval if the required post-marketing studies fail to show a clinical benefit or if the Sponsor fails to conduct required post-marketing studies.
Priority Review: Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review.
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
In addition, we may be subject to data privacy and security regulations by both the U.S. government and the states and other jurisdictions in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, impose on “covered entities,” including certain healthcare providers, healthcare clearinghouses, and health plans, as well as their respective “business associates” that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security, and transmission of personally identifiable health information (“PHI”), as well as their covered subcontractors. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, the increase in U.S. state laws (e.g., the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”)) governing privacy and security of personal information, including health information, many of which differ from each other in significant ways and may not have the same effect, complicates compliance efforts.
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

For example, the ACA includes measures to significantly change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Employees
As of December 31, 2023, we had 30 employees, all of which were full-time employees. Of these employees, 22 employees are engaged in research and development activities and 8 employees are engaged in finance, legal, business development, human resources, facilities and general management. As of such date, all our employees were based in the United States. All of our employees are at will employees, which means that each employee can terminate their employment relationship with us and we can terminate our relationship with an employee at any time. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We also engage temporary consultants and contractors.
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

As of December 31, 2023, we had approximately $23.8 million of cash and cash equivalents and we had $2.7 million of outstanding debt obligations (which includes $1.4 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan with the Lender, which we borrowed under the Loan Agreement. In March 2024, we raised approximately $94.0 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing, after deducting placement agent and financial advisor fees and other financing expenses. We believe our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months. We will need to raise additional capital in the future to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. If there is volatility in the equity markets, it may create additional challenges to raising sufficient additional capital through an equity or equity-linked financing. Raising additional capital through the sale of securities could cause significant dilution to our stockholders.

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
We have incurred losses in each year since our inception in September 2007. Our net loss was $30.0 million and $28.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $513.2 million.

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
As of December 31, 2023, we had 30 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

•HIPAA, as amended by HITECH, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of certain individually identifiable health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with federal and state healthcare laws and regulations;

•the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom GDPR ("UK GDPR"), which contain provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the European Economic Area ("EEA") and the United Kingdom ("UK"), including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the European countries in which we might operate, including but not limited to the EU and UK GDPR;

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

•new laws governing the privacy of consumer health data, including Washington's My Health My Data Act ("MHMD"), broadly define consumer health data, place restrictions on processing consumer health data (including imposing stringent requirements for consents), provide consumers certain rights with respect to their health data, and create a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws; and

•data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) enacted by federal, state, and local governments in the United States.

As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.

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

We and third parties we rely on may also be the subject of a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments).

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

While we have implemented security measures designed to protect against a security incident, there can be no assurance that our security measures or those of our partners will be effective in protecting against a security incident. We take steps to detect and remediate vulnerabilities, but we may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our partners’) information technology, services, communications or software because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities.

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

Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and other geopolitical events (such as the war between Russia and Ukrain, the state of war between Israel and Hamas and the risk of a larger conflict arising from either war), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
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
Our business may be adversely affected by the effects of health pandemics or epidemics. Such a health pandemic or epidemic may pose the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trial may in the future be affected by health pandemics or epidemics. A future pandemic could negatively affect site initiation and create delays in patient enrollment if a pandemic were to impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to an infectious disease, could be delayed or disrupted, which would adversely impact our clinical trial operations.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of December 31, 2023, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of December 31, 2023, an aggregate of 19.7 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 preferred stock at the option of the holder, subject to beneficial ownership limitations.

Pursuant to our 2019 Equity Incentive Plan (the "2019 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, the number of shares available for future grant under the 2019 Plan will automatically increase on January 1st each year commencing on January 1, 2021 through January 1, 2029, by 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, pursuant to our 2022 Employee Stock Purchase Plan ("ESPP"), our management is authorized to grant stock options and other equity-based awards to our employees. The number of shares available for future grant will automatically increase by a number equal to the lesser of 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year and 50,000 shares of Common Stock (which number has been adjusted to give effect to the 1-for-10 reverse stock split of the Common Stock, effected on June 28, 2022), subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the 2022 ESPP each year.
In addition, we adopted an Inducement Plan in 2021 (the “Inducement Plan”) pursuant to which our management has the ability to grant stock options exercisable for up to an aggregate of 1,030,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of December 31, 2023, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $389.5 million and $146.3 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2033, respectively. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 of $126.1 million will carry forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership by "5-percent shareholders" over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. The Company has not performed a Section 382 ownership-change analysis through December 31, 2023, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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
The global credit and financial markets in the past have experienced, and may in the future experience, extreme volatility and disruptions. These disruptions can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, high inflation, high interest rates, bank failures, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, exposure to a bank failure, or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our legal department, a management committee (composed of our Senior Vice President and General Counsel, our Chief Financial Officer, and our Vice President, Finance and Controller) and a third-party service provider (collectively, the “Cybersecurity Risk Management Team”) help identify, assess and manage the Company’s cybersecurity threats and risks. Our

Cybersecurity Risk Management Team identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting internal audits, conducting third party threat assessments, and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a cybersecurity incident response plan, incident detection and response, a disaster recovery and business continuity plan, risk assessments, implementation of security standards, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, and systems monitoring.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) the Cybersecurity Risk Management Team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Senior Vice President and General Counsel, our Chief Financial Officer and our Vice President, Finance and Controller evaluate material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel and cybersecurity consultants.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies, contract research organizations, contract manufacturing organizations and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessment for each vendor, system and organization controls reporting, and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, as well as contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including ”Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Vice President and General Counsel, Chief Financial Officer, Vice President, Finance and Controller. Our Senior Vice President and General Counsel has expertise as a Life Sciences executive, has had a key role in information technology and cybersecurity oversight for several years and has completed several cybersecurity trainings. Our Chief Financial Officer has several years of expertise performing audits as a public accountant, including audits over information technology controls, and has also completed several cybersecurity trainings. Our Vice President, Finance and Controller has expertise playing a key role with information technology general controls and control testing for the Company for many years, and has several years of expertise leading and performing audits as a public accountant, including audits over information technology controls. He has also completed several cybersecurity trainings.

These positions are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. They are also responsible for preparing and approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Senior Vice President and General Counsel, Chief Financial Officer and Chief Executive Officer. The Cybersecurity Risk Management Team and others work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the

Company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Senior Vice President and General Counsel, Chief Financial Officer, Vice President, Finance and Controller concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives and has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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
PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The Nasdaq Capital Market under the symbol "RGLS."
Holders of Record
As of March 15, 2024, there were 36 holders of record of our common stock.
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

Since our inception through December 31, 2023, we have relied primarily on the sale of our equity to fund company operations. Through December 31, 2023, we have received $436.1 million in net proceeds from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of December 31, 2023, we had cash and cash equivalents of approximately $23.8 million. In March 2024, we sold and issued approximately $100.0 million of our common stock and non-voting convertible preferred stock in a private placement financing. After deducting placement agent and financial advisor fees and other financing expenses, net proceeds to us from the financing were approximately $94.0 million.
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
Since our inception, we have incurred a total of approximately $430.7 million in research and development expenses through December 31, 2023.
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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Research and development expenses	21,152	18,410
General and administrative expenses	9,957	9,829
Interest and other income (expenses), net	1,073	(83)
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	2023	% of total	2022	% of total	$	%
Research and development
Personnel and internal expenses	$8,814	41%	$7,411	40%	$1,403	19%
Third-party and outsourced expenses	11,164	53%	10,309	56%	855	8%
Non-cash stock-based compensation	1,029	5%	594	3%	435	73%
Depreciation	145	1%	96	1%	49	51%
Total research and development expenses	$21,152	100%	$18,410	100%	$2,742	15%

Research and development expenses increased by $2.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The aggregate increase was primarily driven by costs associated with the progression of our clinical trials and preclinical studies, most notably the advancement of RGLS8429 for the treatment of ADPKD in the Phase 1b study.
General and administrative expenses
General and administrative expenses were $10.0 million for the year ended December 31, 2023, compared to $9.8 million for the year ended December 31, 2022. These amounts reflect personnel-related and ongoing general business operating costs.
Interest and other (expenses) income, net
Net interest and other income was $1.1 million for the year ended December 31, 2023, compared to net interest and other expense of $0.1 million for the year ended December 31, 2022. These amounts primarily consisted of interest earned on our cash equivalents and short-term investments, offset by interest charges associated with our outstanding Term Loan.
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had cash and cash equivalents of approximately $23.8 million. In March 2024, we raised approximately $94.0 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing.
If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To fund our operations in both the short term and long term (beyond 12 months), we may seek to raise additional capital through equity and/or debt financings. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We believe our existing resources will fund our planned operations and expenditures for at least the next 12 months.
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
To date, we have funded our operations primarily through the sale of equity, and to a lesser extent, through convertible debt, up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development, including discovery research, and preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur in the future. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(26,768)	$(25,526)
Investing activities	14,491	(15,120)
Financing activities	11,816	4,491
Total	$(461)	$(36,155)
Operating activities
Net cash used in operating activities increased to $26.8 million for the year ended December 31, 2023, compared to $25.5 million for the year ended December 31, 2022. The increase in net cash used in operating activities was primarily attributable to net losses of $30.0 million and $28.3 million for the years ended December 31, 2023 and 2022, respectively.
Investing activities
Net cash provided by investing activities was $14.5 million for the year ended December 31, 2023, compared to net cash used in investing activities of $15.1 million for the year ended December 31, 2022. The net cash provided by investing activities for the year ended December 31, 2023 was primarily attributable to sales of $20.0 million of short-term investments, partially offset by purchases of $4.9 million of short-term investments. The net cash used in investing activities for the year ended December 31, 2022 was primarily attributable to purchases of $32.8 million of short-term investments, partially offset by sales of $18.0 million of short-term investments. The short-term investments purchased and sold in the years ended December 31, 2023 and 2022 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was $11.8 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $4.5 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in April 2023 of $14.0 million and net proceeds from shares sold and settled under the ATM Offering of $1.1 million, partially offset by $3.3 million of principal payments made on our Term Loan. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to net proceeds from the issuance of our common stock sold in our ATM Offering pursuant to our Common Stock Sales Agreement (the "Stock Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") of $4.5 million.
MATERIAL CASH REQUIREMENTS
The following table summarizes our contractual obligations and commitments as of December 31, 2023 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Facility operating lease obligations	$1,901	$800	$1,101	$—	$—
Term Loan obligations	2,713	2,713	—	—	—
Total	$4,614	$3,513	$1,101	$—	$—
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds and U.S. Treasury securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents. If a 10% change in interest rates were to have occurred on December 31, 2023, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also have interest rate exposure as a result of our outstanding Term Loan. As of December 31, 2023 the outstanding principal amount of the Term Loan was $1.4 million.
The Term Loan bears interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate (SOFR) reference rate on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10% and (iii) 8.51%.
If a 10% change in interest rates were to have occurred on December 31, 2023, this change would not have had a material effect on our interest expense as of that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued research and development expenses

Description of the Matter
During 2023, the Company incurred $21.2 million for research and development expense and, as of December 31, 2023, the Company accrued $921 thousand for research and development expenses. As described in Note 1 to the financial statements, the Company records accruals for estimated costs of clinical trial and preclinical studies that include services provided by clinical trial investigational sites and contract research organizations and other clinical trial-related activities. Clinical trial and preclinical study activities performed by third parties are accrued and expensed based upon estimates of the time period over which these services will be performed and the level of effort to be expended in each period.

Auditing management’s accounting for clinical trial and preclinical study accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent on information from third-party service providers and internal clinical personnel, which includes both subjective and qualitative aspects.

How We Addressed the Matter in Our Audit
To test the Company’s accrued research and development expenses for clinical trial and preclinical study activities, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies. We inspected summaries of project status meetings with accounting personnel and clinical and preclinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of clinical trial and preclinical study accruals, we compared the costs for a sample of transactions against the related invoices and contracts and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and preclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California
March 21, 2024

Regulus Therapeutics Inc.
BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,767	$24,228
Short-term investments	—	14,932
Restricted cash	62	62
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	1,340	1,847
Total current assets	28,179	44,079
Property and equipment, net	1,061	536
Intangibles, net	33	62
Right of use asset	1,477	2,039
Total assets	$30,750	$46,716
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$204	$175
Accrued liabilities	691	961
Accrued research and development expenses	921	1,252
Accrued compensation	2,979	2,205
Current portion of term loan, less debt issuance costs	1,334	4,511
Other current liabilities	2,379	2,553
Total current liabilities	8,508	11,657
Operating lease liability, less current portion	1,055	1,768
Total liabilities	9,563	13,425
Commitments and Contingencies (Note 8)
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued and outstanding at December 31, 2023 and 2022	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued and outstanding at December 31, 2023 and 2022	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued and outstanding at December 31, 2023 and 2022	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued and outstanding at December 31, 2023 and 2022	4	4
Class A-5 convertible preferred stock, $0.001 par value, 140,827 and 0 shares authorized, issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2023 and 2022; 20,222,672 and 16,840,261 shares issued and outstanding at December 31, 2023 and 2022, respectively	20	17
Additional paid-in capital	534,375	516,457
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(513,213)	(483,176)
Total stockholders’ equity	21,187	33,291
Total liabilities and stockholders’ equity	$30,750	$46,716
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2023	2022
Operating expenses:
Research and development	21,152	18,410
General and administrative	9,957	9,829
Total operating expenses	31,109	28,239
Loss from operations	(31,109)	(28,239)
Other income (expense):
Interest and other income	1,677	605
Interest and other expense	(604)	(688)
Loss before income taxes	(30,036)	(28,322)
Income tax expense	(1)	(1)
Net loss	$(30,037)	$(28,323)
Other comprehensive loss:
Unrealized loss on short-term investments, net	—	(12)
Comprehensive loss	$(30,037)	$(28,335)
Net loss per share, basic and diluted	$1.58	$1.86
Weighted average shares used to compute basic and diluted net loss per share	18,960,401	15,259,958
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,571,959	$5	14,597,118	$15	$509,791	$—	$(454,853)	$54,958
Issuance of common stock upon vesting of restricted stock units	—	—	36,300	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,177	—	—	2,177
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,743	—	3	—	—	3
Issuance of common stock through ATM	—	—	2,205,100	2	4,486	—	—	4,488
Unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(28,323)	(28,323)
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Stock-based compensation expense	—	—	—	—	2,801	—	—	2,801
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Issuance of common stock under Employee Stock Purchase Plan	—	—	41,683	—	45	—	—	45
Issuance of common stock through ATM	—	—	725,192	1	1,071	—	—	1,072
Gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(30,037)	(30,037)
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2023	2022
Operating activities
Net loss	$(30,037)	$(28,323)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	227	122
Stock-based compensation	2,801	2,177
Amortization of premiums and accretion of discounts on investments, net	(157)	(185)
Other	141	133
Change in operating assets and liabilities:
Prepaid expenses and other assets	507	(67)
Accounts payable	29	(110)
Accrued liabilities	(396)	140
Accrued research and development expenses	(331)	442
Accrued compensation	773	189
Operating lease right-of-use assets and liabilities, net	(87)	(64)
Other liabilities	(238)	20
Net cash used in operating activities	(26,768)	(25,526)
Investing activities
Purchases of short-term investments	(4,899)	(32,759)
Sales and maturities of short-term investments	20,000	18,000
Purchases of property and equipment	(613)	(361)
Sales of property and equipment	3	—
Net cash provided by (used in) investing activities	14,491	(15,120)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	14,003	—
Proceeds from issuance of common stock, net	1,117	4,491
Principal payments on term loan	(3,304)	—
Net cash provided by financing activities	11,816	4,491
Net decrease in cash, cash equivalents and restricted cash	(461)	(36,155)
Cash, cash equivalents and restricted cash at beginning of period	24,290	60,445
Cash, cash equivalents and restricted cash at end of period	$23,829	$24,290
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$23,767	$24,228
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$23,829	$24,290
Supplemental disclosure of cash flow information
Interest paid	$(447)	$(491)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accrued liabilities	$126	$6

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

Liquidity
Through December 31, 2023, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $557.7 million. As of December 31, 2023, we had approximately $23.8 million of cash and cash equivalents. Based on our operating plans, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance of these financial statements. As of December 31, 2023, we are in compliance with all loan agreement covenants.
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
If we are unable to raise additional capital when needed, we may have to liquidate our assets, and in doing so might realize significantly less for those assets than the values at which they are carried on our financial statements. Stockholders may lose all or part of their investment in our common stock.
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

Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2023 or 2022.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Our only component of other comprehensive loss is unrealized loss on available-for-sale securities. Comprehensive loss has been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity for all periods presented.
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance. We adopted this guidance in June 2023, when we entered into an amendment to our loan agreement (see note 9).
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 29,216,399 shares for the year ended December 31, 2023, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 13,200,906 shares for the year ended December 31, 2022, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
As of December 31, 2023, our cash balance was comprised entirely of cash and cash equivalents (money market funds) and there was no unrealized gain or loss.

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
Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,084	$23,084	$—	$—
	$23,084	$23,084	$—	$—

	Fair value as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$21,490	$21,490	$—	$—
U.S. Treasury securities	14,932	14,932	—	—
	$36,422	$36,422	$—	$—
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
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$4,687	$4,359
Computer equipment and software	367	470
Furniture and fixtures	12	12
Leasehold improvements	115	115
Construction in progress	126	—
	5,307	4,956
Less accumulated depreciation and amortization	(4,246)	(4,420)
Property and equipment, net	$1,061	$536
Depreciation and amortization of property and equipment of $0.2 million and $0.1 million was recorded for the years ended December 31, 2023 and 2022, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2023	2022
Patents	$133	$183
Accumulated amortization - Patents	(100)	(121)
Intangibles, net	$33	$62

Intangible asset amortization of less than $0.1 million was recorded for the years ended December 31, 2023 and 2022. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2023 is expected to be recognized is approximately 11.4 years.
8. Commitments and Contingencies
License Agreements

We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
Litigation
From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. We believe there are no claims or actions pending against us at December 31, 2023 which will have, individually, or in the aggregate, a material adverse effect on our business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business.

9. Debt
Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, (the "Lender"), pursuant to which we received $20.0 million in proceeds, net of debt issuance costs, on June 22, 2016 (the "Term Loan").
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

The Loan Agreement was amended ten times between October 2017 through August 2020. On December 31, 2021, we entered into an eleventh amendment to the Loan Agreement (the "Eleventh Amendment"). Under the terms of the Eleventh Amendment, the maturity date for the Term Loan was extended to May 1, 2024. In addition, under the Eleventh Amendment, our required monthly payments to the Lender were comprised of interest only through and including December 1, 2022.

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

As of December 31, 2023, $1.4 million of principal was outstanding under the Term Loan. An additional $1.3 million is also payable at the conclusion of the Term Loan (the related $1.3 million accrued liability balance is presented in other current liabilities on our balance sheet as of December 31, 2023). We had less than $0.1 million of debt issuance costs outstanding as of December 31, 2023, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense. All amounts that remained payable under the Term Loan as of December 31, 2023 are due in 2024.
10. Stockholders’ Equity

Common Stock
As of December 31, 2023, there were 20,222,672 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

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

2019 Equity Incentive Plan

On June 15, 2019 the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the "2009 Plan") and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the "Prior Plans") that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board of Directors. In addition, on June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. As of December 31, 2023, 819,459 shares of common stock were available for new equity award grants under the 2019 Plan and 7,348,950 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of December 31, 2023.
2021 Inducement Plan

On November 23, 2021, our Board of Directors adopted the 2021 Inducement Plan (the “Inducement Plan”), which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635I(4) of the Nasdaq Listing Rules. The Inducement Plan initially reserved 200,000 shares of common stock and provides for the grant of non-qualified stock options that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The authorized number of shares available for grant under the Inducement Plan was subsequently increased in October 2022 to 540,000 shares in the aggregate, and subsequently increased again in December 2023 to 1,030,000 shares in the aggregate.
Under the Inducement Plan, options are granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of December 31, 2023, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
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

ATM Offering

On December 12, 2018, we entered into a Common Stock Sales Agreement (the “Stock Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may, at any time, suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement. On August 10, 2021, we increased the amount of common stock available for sale in the ATM Offering under the Stock Sales Agreement to $50.0 million.

A total of 725,192 shares were sold and settled for net proceeds of $1.1 million (net of less than $0.1 million in offering costs) under the ATM Offering during the year ended December 31, 2023. A total of 2,205,100 shares were sold and settled for proceeds of $4.5 million (net of $0.1 million in offering costs) under the ATM Offering during the year ended December 31, 2022. At December 31, 2023, approximately $44.2 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2023 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Warrants to purchase Common Stock	6,186
Common stock options outstanding	6,188
RSUs outstanding	1,161
Common stock available for future grant under the 2019 Equity Incentive Plan	819
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	137
Total common shares reserved for future issuance	34,647
The following table summarizes our stock option activity under all equity incentive plans for the year ended December 31, 2023 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options outstanding at December 31, 2022	1,372	$7.53
Granted	5,008	$1.39
Exercised	—	$—
Canceled/forfeited/expired	(192)	$6.79
Stock Options outstanding at December 31, 2023	6,188	$2.58	9.0	$7
Vested and exercisable at December 31, 2023	1,510	$5.34	7.9	$—
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2023 and 2022 was $1.09 and $2.00, respectively.

There were no stock option exercises during the years ended December 31, 2023 or 2022.
The total compensation cost related to stock options not yet recognized was $3.6 million as of December 31, 2023. The weighted-average period over which this expense is expected to be recognized is approximately 1.6 years.

The following table summarizes our RSU activity under all equity incentive plans for the year ended December 31, 2023 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2022	70	$2.57
Granted	1,161	$1.38
Vested	—	$—
Canceled/forfeited/expired	(70)	$2.57
RSUs outstanding at December 31, 2023	1,161	$1.38	2.4	$1,486
The total compensation cost related to non-vested RSUs not yet recognized was $1.4 million as of December 31, 2023. The weighted-average period over which this expense is expected to be recognized is approximately 2.4 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Year ended December 31,
	2023	2022
Stock options
Risk-free interest rate	4.1%	2.0%
Volatility	96.4%	96.1%
Dividend yield	—	—
Expected term (years)	6.1	6.1

Employee stock purchase plan shares
Risk-free interest rate	4.9%	1.6%
Volatility	89.1%	104.7%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock awards during the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$1,029	$594
General and administrative	1,772	1,583
Total	$2,801	$2,177
11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
12. Income Taxes
The following table summarizes the components of our income tax expense (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	1	1
	1	1
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax expense	$1	$1

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2023	2022
Expected income tax benefit at federal statutory tax rate	$(6,308)	$(5,948)
State income taxes, net of federal benefit	1	1
Tax credits	(3,022)	(1,850)
Change in valuation allowance	8,081	7,327
Return to provision adjustments	39	(18)
Stock compensation	755	236
Reserve for uncertain tax positions	453	253
Other	2	—
Income tax expense	$1	$1

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryovers	$92,609	$90,085
Research and development and other tax credits	39,532	36,963
Intangibles and property and equipment basis difference	255	496
Section 174 research and development	6,546	3,302
Stock compensation expense	619	818
Lease liability	371	508
Other	748	597
Total deferred tax assets	140,680	132,769
Total deferred tax liabilities	(444)	(611)
Gross deferred tax asset	140,236	132,158
Valuation allowance	(140,236)	(132,158)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $140.2 million. The valuation allowance increased by approximately $8.1 million and $7.3 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, we had NOL carryforwards for U.S. federal and California state tax purposes of $389.5 million and $146.3 million, respectively, portions of which begin to expire in 2030 and 2033, respectively. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017 of $126.1 million will carry forward indefinitely.
As of December 31, 2023, we also had federal research and development tax credits, orphan drug credits and California research and development tax credit carryforwards of $13.0 million, $24.3 million and $10.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029 and the federal orphan drug credits will begin to expire in 2034. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2023 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$5,785	$16,953
Increase (decrease) for prior year tax positions	16	(11,463)
Increase for current year tax positions	449	295
Total	$6,250	$5,785
Included in unrecognized tax benefits of $6.3 million at December 31, 2023 was $5.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2010 and forward are subject to examination by the U.S. and California tax authorities due to carryforward of unutilized net operating losses and research and development credits.

It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2023 and 2022, we have not recognized any interest or penalties related to income taxes.
13. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we were required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at December 31, 2023 and 2022.
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Assets
Operating	$1,477	$2,039
Total ROU assets	$1,477	$2,039

Liabilities
Current:
Operating	$713	$649
Long-term:
Operating	1,055	1,768
Total lease liabilities	$1,768	$2,417
The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$690	$690

Cash payment information:
Operating cash used for operating leases	$776	$754
Total cash paid for amounts included in the measurement of lease liabilities	$776	$754

The table below summarizes other non-cash information under our operating lease obligations as of December 31, 2023 and 2022 (in thousands, except years and rates):

	Year Ended December 31,
	2023	2022
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Weighted-average remaining lease term (years) - operating leases	2.3	3.3
Weighted-average discount rate - operating leases	6.0%	6.0%

We did not have any finance lease obligations as of December 31, 2023 or 2022.
Our future lease payments under our operating lease at December 31, 2023 are as follows (in thousands):

Operating Leases
2024	800
2025	824
2026	277
2027	—
2028	—
Total operating lease payments	$1,901
Less: amount representing interest	(133)
Present value of obligations under operating lease	1,768
Less: current portion	(713)
Long-term operating lease obligations	$1,055
14. Subsequent Event
Private Placement of Common Stock and Non-Voting Preferred Stock

On March 11, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company sold and issued (i) 45,108,667 shares of common stock, at a purchase price of $1.60 per share and (ii) 173,915 shares of the Company’s newly designated non-voting Class A-6 convertible preferred stock, par value $0.001 per share (the “Class A-6 Convertible Preferred Stock”), in lieu of shares of Common Stock, at a purchase price of $160.00 per share in a private placement transaction (the “Private Placement”), which closed on March 14, 2024. The Company received net proceeds of approximately $94.0 million in the Private Placement after deducting placement agent and financial advisor fees and other expenses.

Stelios Papadopoulos, Ph.D., the Company’s Chairman of the Board of Directors, is a Purchaser under the Purchase Agreement and purchased 250,000 shares of Common Stock.

Each share of Class A-6 Convertible Preferred Stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations. In the event of the Company’s liquidation, dissolution or winding up, holders of Class A-6 Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of common stock, holders of the Company’s Class A-1 convertible preferred stock, holders of the Company’s Class A-2 convertible preferred stock, holders of the Company’s Class A-3 convertible preferred stock, holders of the Company’s Class A-4 convertible preferred stock, holders of the Company’s Class A-5 convertible preferred stock and the holders of any series of class of the Company’s preferred stock or other capital stock thereafter created ranking on its terms on parity with the Class A-6 Convertible Preferred Stock or the common stock. Holders of Class A-6 Convertible Preferred Stock are entitled to receive dividends on shares of Class A-6 Convertible Preferred Stock equal (on an as converted to common stock basis) to, and in the same form as, dividends actually paid on the common stock. Shares of Class A-6 Convertible Preferred Stock generally have no voting rights, except as required by law.

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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..
Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2024 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the SEC no later than April 29, 2024, and is incorporated herein by reference.

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

Stelios Papadopoulos, Ph.D. Chair of the Board, has served on our Board of Directors since our conversion to a corporation in January 2009 and as our Chair since June 2013, and prior to that was a director of Regulus Therapeutics LLC since July 2008. Since December 1994, Dr. Papadopoulos has served as a director and, since 1998, as Chair of the Board for Exelixis, Inc., a publicly held biotechnology company, which he co-founded. From July 2008 until June 2023, Dr. Papadopoulos served as a member of the board of directors of Biogen Inc. (formerly Biogen Idec Inc.), a publicly held biopharmaceutical company, and served as its Chair of the board of directors from June 2014 until June 2023. From August 2020 until June 2023, Dr. Papadopoulos served as Chair of the board of Eucrates Biomedical Acquisition Corp., a special purpose acquisition corporation. From 2000 to 2006, Dr. Papadopoulos served as Vice Chair with Cowen and Co., LLC, an investment banking firm. From 1987 to 2000, Dr. Papadopoulos served in several positions with PaineWebber, Incorporated, most recently as Chair of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology. Dr. Papadopoulos holds an M.S. in Physics, a Ph.D. in Biophysics and an MBA in Finance from New York University.

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

Kathryn J. Collier has served on our Board of Directors since April 2018. From March 2022 until January 2024, Ms. Collier served as the Senior Vice President of Corporate Finance for Pattern Energy Group LP, a privately-held renewable energy company. From July 2019 to March 2022, Ms. Collier served as the Vice President for Audit Services of Sempra Energy (“Sempra”), a publicly-traded energy services holding company overseeing the internal audit function for Sempra, including the Financial Leadership Program and audit oversight of Sempra’s operating companies. From March 2019 to July 2019, Ms. Collier served as the Chief Strategy and Origination Officer for Sempra LNG, a wholly-owned subsidiary of Sempra. From August 2018 to March 2019, Ms. Collier served as Chief Financial Officer and Chief Administrative Officer for Sempra North America Infrastructure. Ms. Collier also previously served as Vice President and Treasurer for Sempra from April 2012 to August 2018. Prior to joining Sempra in 2012, Ms. Collier held several executive positions within global corporation and investment banking at Bank of America Merrill Lynch. Ms. Collier holds a B.S. in accounting from Valparaiso University.

Joseph P. Hagan has served as our Chief Executive Officer and principal executive officer since May 2017. Mr. Hagan previously served as our President and Chief Executive Officer from May 2017 until June 2023 and our Chief Operating Officer, principal financial officer and principal accounting officer from January 2016 to May 2017. From June 2011 through December 2015, Mr. Hagan served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc. (“Orexigen”). From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. From September 1998 to April 2008, Mr. Hagan served as Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures Fund, Mr. Hagan served as Head of corporate development for Amgen Inc. (“Amgen”). Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Mr. Hagan served on the board of directors of Aurinia Pharmaceuticals, Inc. from February 2018 to June 2023, and he also previously served on the board of directors of Zosano Pharma Corp., from May 2015 to May 2022. He received an M.B.A. from Northeastern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego.

Alice S. Huang, Ph.D. has served on our Board of Directors since January 2021. Dr. Huang is currently Senior Faculty Associate of Biology and Biological Engineering at the California Institute of Technology ("Caltech"), having joined Caltech in July 1997. Previous to her tenure at Caltech she was Dean for Science and Professor of Biology at New York University, Professor of Microbiology and Molecular Genetics at Harvard Medical School and Director, Laboratories of Infectious Disease at Boston Children’s Hospital. She also served as director of Virus-Host Interactions in Cancer for 15 years, a training program at Harvard funded by the National Cancer Institute. Dr. Huang has served on the Board of Trustees of the Keck Graduate Institute since 1998 and has previously served on the Board of Trustees of Waksman Foundation for Microbiology, the Rockefeller Foundation, Public Agenda, Johns Hopkins University, the Health Effects Institute, and the University of Massachusetts. Dr. Huang is serving on the advisory boards of the Institute for Basic Biomedical Sciences at Johns Hopkins University School of Medicine since 2008 as well as the Schlesinger Library at Radcliffe Institute since 2018. She has previously served on the advisory boards of the National Foundation for Infectious Diseases, the US Army Medical Research and Development Command and Food and Drug Administration. She has been a fellow of the American Association of Women in Science since 1978, American Academy of Microbiology since 1982, Academia Sinica in Taiwan since July 1990, and the American Association for the Advancement of Science since 2000, serving as its president from 2010 to 2011. Dr. Huang received her B.A., M.A. and Ph.D. degrees from the Johns Hopkins University.

Preston S. Klassen, M.D. has served as our President and Head of Research and Development and as a member of our Board of Directors since June 2023. Dr. Klassen previously served as President and Chief Operating Officer of Zura Bio Limited from February to April 2023. From June 2020 to February 2023, Dr. Klassen served as President and Chief Executive Officer and as a member of the Board of Directors of Metacrine, Inc., a biopharmaceutical company. From March 2017 to June 2020, Dr. Klassen served as Executive Vice President, Head of Research and Development and Chief Medical Officer of Arena Pharmaceuticals, Inc., a biopharmaceutical company. From June 2016 to March 2017, he was Chief Medical Officer of Laboratoris Sanifit S.L., a biotechnology company, and prior to that, from November 2009 to May 2016, was Executive Vice President, Head of Global Development at Orexigen Therapeutics, Inc. Dr. Klassen also held several positions of increasing responsibility at Amgen Inc., including Therapeutic Area Head for Nephrology. Before joining Amgen, he was a faculty member in the Division of Nephrology at Duke University Medical Center. From February 2014 to May 2020, Dr. Klassen served on the board of directors of Conatus Pharmaceuticals Inc., a publicly traded biotechnology company that merged with Histogen Inc. in May 2020. Dr. Klassen holds a B.S. in Chemistry from Central University of Iowa. Dr. Klassen received his medical degree from the University of Nebraska College of Medicine and completed his residency in internal medicine, fellowship in nephrology, and Master of Health Sciences degree at Duke University.

Jake R. Nunn has served on our Board of Directors since June 2019. Since January 2023, Mr. Nunn has served as a Venture Partner with SR One Capital Management, a venture capital firm. Previously, Mr. Nunn was a venture advisor at New Enterprise Associates, Inc. (“NEA”), a venture capital firm, where he was a partner from June 2006 until January 2019. Prior to joining NEA, he served as a partner and an analyst for the MPM BioEquities Fund, a life sciences fund at MPM Capital, L.P., a private equity firm. Previously, he was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex Brown & Sons. Mr. Nunn has served on the board of directors of Trevena, Inc., a publicly-held biotechnology company focused on the central nervous system since July 2013, Addex Therapeutics Ltd., a publicly-held biopharmaceutical company focused on allosteric modulators for neurological disorders since June 2018. Mr. Nunn served on the board of directors of Oventus Medical Ltd., a publicly-held medical device company from February 2020 until September 2023 and Hexima Limited, a publicly-held biopharmaceutical company focused on novel anti-fungals from September 2021 until June 2022. Mr. Nunn also served on the board of directors of Dermira, Inc., a publicly-held biopharmaceutical company focused on dermatology, from May 2011 until its acquisition by Eli Lilly and Company in February 2020. From 2009 to May 2015, Mr. Nunn served on the board of directors of Hyperion Therapeutics, Inc. and from 2008 to February 2016, Mr. Nunn served on the board of directors of TriVascular Technologies, Inc. Mr. Nunn received his A.B. in economics from Dartmouth College and his M.B.A. from the Stanford Graduate School of Business. He also holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco.

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

Hugh Rosen, M.D., Ph.D. has served on our Board of Directors since June 2016. Since 2002, Dr. Rosen has served as a professor at the Scripps Research Institute of La Jolla (“TSRI”) and, since August 2023, serves as Chair of Molecular and Cellular Biology. From April 2017 until March 2023, Dr. Rosen served as the President and Chair of the Board of ActivX Biosciences, Inc., a wholly owned biopharmaceutical subsidiary of Kyorin Pharmaceutical Co., Ltd. Prior to joining TSRI, Dr. Rosen served in various capacities with Merck Research Laboratories most recently serving as Executive Director in Immunology, Rheumatology and Infectious Diseases and Chair of the Worldwide Business Strategy Team for Antibacterials and Antifungals, reporting to the Management Committee. Dr. Rosen was a scientific founder of Receptos, Inc., now a wholly owned biopharmaceutical subsidiary of Celgene Corporation, and of BlackThorn Therapeutics, now Neumora Therapeutics, Inc., a publicly held biopharmaceutical company. He received his M.D. from the University of Cape Town, South Africa and his Ph.D. in Physiological Sciences from Oxford.

Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. Ms. Witz is the founder and since November 2016, the president of PWH Advisors, a consultancy firm advising management at life science companies and investment firms. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. (“Sanofi”). Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. During her tenure at Sanofi, she launched multiple medicines across three continents, and strengthened the pipeline through licensing and partnerships. From 2009 to 2013, Ms. Witz served as President and CEO of General Electric’s (“GE”) Pharmaceutical Diagnostics, an integrated Pharmaceutical organization. Ms. Witz joined GE Healthcare in 1996, where she held various positions of increasing responsibilities and lead global businesses based out of the USA, France and the UK. She formerly worked for Becton Dickinson Pharmaceutical Systems from 1991 to 1996. Ms. Witz has served on the board of Fresenius Medical Care AG & Co. KGaA, since May 2016 and Revvity, Inc. (formerly PerkinElmer, Inc.), since October 2017. Ms. Witz also served on the board of Horizon Pharma, from August 2017 until its acquisition by Amgen, Inc. in October 2023, TESARO, Inc., from May 2018 until its acquisition by GlaxoSmithKline plc in January 2019 and from May 2016 to April 2018, served on the board of Savencia SA. Ms. Witz received her MBA from INSEAD, Fountainbleu, France and her M.S. in Biochemistry from the Institut National des Sciences Appliquées (INSA), Lyon, France. She was also a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France.

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

3.12	Certificate of Decrease of Class A-1 Convertible Preferred Stock, Class A-2 Convertible Preferred Stock and Class A-3 Convertible Preferred Stock.

3.13
Certificate of Designation of Preferences, Rights and Limitations of Class A-6 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

3.14	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

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

10.4*
Regulus Therapeutics Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 11, 2022).

10.5*
Regulus Therapeutics Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 00135670), filed with the SEC on June 14, 2023).

10.6*
Form of Stock Option Grant Notice and Option Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.7*
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.8*
Regulus Therapeutics Inc. 2021 Inducement Plan, as amended (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276484, filed with the SEC on January 12, 2024).

10.9*
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

10.13*
Employment Agreement, by and between the Registrant and Preston Klassen, M.D., dated June 12, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2023.

10.14*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2024.

10.15*	Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2024.

10.16*	Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2024.

10.17*	Preston Klassen, Yearly Discretionary Base Salary Increase, effective January 1, 2024.

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

10.24
First Amendment to Loan and Security Agreement, dated October 4, 2017, by and between the Registrant and Oxford Finance LLC. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 8, 2018).

10.25††
Second Amendment to Loan and Security Agreement, dated March 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.26†
Third Amendment to Loan and Security Agreement, dated August 6, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 9, 2018).

10.27
Fourth Amendment to Loan and Security Agreement, dated November 5, 2018, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 18, 2019).

10.28
Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on February 1, 2019).

10.29
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

10.31
Eighth Amendment to Loan and Security Agreement, dated May 3, 2019, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

10.32
Ninth Amendment to Loan and Security Agreement, dated May 1, 2020, by and among the Registrant and Oxford Finance, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2020).

10.33
Tenth Amendment to Loan and Security Agreement, dated August 25, 2020, by and among the Registrant and Oxford Finance, LLC. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 23, 2023).

10.34
Eleventh Amendment to Loan and Security Agreement, dated December 31, 2021, by and between the Company and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on January 5, 2022).

10.35
Amendment to Loan and Security Agreement, dated June 19, 2023, by and between the Company and Oxford Finance LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2023).

10.36
Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.37
Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021)

10.38Ω
Securities Purchase Agreement, dated March 11, 2024, by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

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

Ω Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

Regulus Therapeutics Inc.
Date: March 21, 2024	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
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

Signature	Title	Date

/s/ Joseph P. Hagan	Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 21, 2024

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 21, 2024

/s/ Daniel J. Penksa	Vice President, Finance & Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 21, 2024

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 21, 2024

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 21, 2024

/s/ Kathryn Collier
Kathryn Collier	Director	March 21, 2024

/s/ Alice Huang
Alice Huang, Ph.D.	Director	March 21, 2024

/s/ Preston Klassen
Preston Klassen, M.D.	Director	March 21, 2024

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 21, 2024

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 21, 2024

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 21, 2024

/s/ Pascale Witz
Pascale Witz	Director	March 21, 2024