Form 10-Q
period 2024-03-31
Regulus Therapeutics Inc.
filed 2024-05-09
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 3, 2024, the registrant had 65,465,876 shares of Common Stock ($0.001 par value) outstanding.

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

•Preclinical and clinical studies of our product candidates may not be successful. Success in preclinical studies may not be indicative of the results that may occur in clinical trials for our product candidates. If we are unable to generate successful results from our preclinical and clinical studies of our product candidates, or we experience significant delays in doing so, our business may be materially harmed.

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

•We are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure by us or the third-party service providers with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

•We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

•Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties with whom we work have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego, and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,586	$23,767
Short-term investments	67,968	—
Restricted cash	62	62
Prepaid materials, net	3,010	3,010
Prepaid expenses and other current assets	821	1,340
Total current assets	101,447	28,179
Long-term investments	10,171	—
Property and equipment, net	1,086	1,061
Intangibles, net	30	33
Right of use asset	1,330	1,477
Other assets	74	—
Total assets	$114,138	$30,750
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$406	$204
Accrued liabilities	604	691
Accrued research and development expenses	700	921
Accrued compensation	1,185	2,979
Term loan, less debt issuance costs	540	1,334
Other current liabilities	2,247	2,379
Total current liabilities	5,682	8,508
Lease liability, less current portion	868	1,055
Total liabilities	6,550	9,563
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at March 31, 2024 (unaudited) and December 31, 2023	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at March 31, 2024 (unaudited) and December 31, 2023	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at March 31, 2024 (unaudited) and December 31, 2023	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at March 31, 2024 (unaudited) and December 31, 2023	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at March 31, 2024 (unaudited) and December 31, 2023	—	—
Class A-6 convertible preferred stock, $0.001 par value; 173,915 shares authorized, issued, and outstanding at March 31, 2024 (unaudited); 0 shares authorized, issued, and outstanding at December 31, 2023	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 65,465,251 and 20,222,672 shares issued and outstanding at March 31, 2024 (unaudited) and December 31, 2023, respectively	65	20
Additional paid-in capital	629,245	534,375
Accumulated other comprehensive loss	(45)	—
Accumulated deficit	(521,682)	(513,213)
Total stockholders’ equity	107,588	21,187
Total liabilities and stockholders’ equity	$114,138	$30,750
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
	(Unaudited)
Operating expenses:
Research and development	$6,040	$4,925
General and administrative	2,786	2,444
Total operating expenses	8,826	7,369
Loss from operations	(8,826)	(7,369)
Other income (expense):
Interest and other income	438	415
Interest and other expense	(81)	(185)
Loss before income taxes	(8,469)	(7,139)
Net loss and comprehensive loss	$(8,469)	$(7,139)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(45)	12
Comprehensive loss	$(8,514)	$(7,127)
Net loss per share, basic and diluted	$(0.29)	$(0.42)
Weighted average shares used to compute basic and diluted net loss per share	28,746,802	16,844,243
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
Issuance of common stock and preferred stock from private placement, net of offering costs	173,915	—	45,108,667	45	93,852	—	—	93,897
Issuance of common stock through upon vesting of restricted stock units	—	—	105,000	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	27,612	—	31	—	—	31
Issuance of common stock upon exercise of common stock options	—	—	1,300	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	985	—	—	985
Unrealized loss on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2024	5,886,701	$5	65,465,251	$65	$629,245	$(45)	$(521,682)	$107,588

Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2024	2023
	(Unaudited)
Operating activities
Net loss	$(8,469)	$(7,139)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	81	48
Stock-based compensation	985	410
Amortization of premiums and accretion of discounts on investments, net	130	(56)
Other	32	31
Change in operating assets and liabilities:
Contracts and other receivables	—	(4)
Prepaid expenses and other assets	445	669
Accounts payable	202	406
Accrued liabilities	39	(290)
Accrued research and development expenses	(221)	(714)
Accrued compensation	(1,794)	(1,183)
Operating lease right-of-use assets and liabilities, net	(23)	(18)
Other liabilities	(149)	(274)
Net cash used in operating activities	(8,742)	(8,114)
Investing activities
Purchases of investments	(78,315)	—
Maturities of investments	—	15,000
Purchases of property and equipment	(229)	(1)
Net cash (used in) provided by investing activities	(78,544)	14,999
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	93,897	—
Proceeds from issuance of common stock, net	32	21
Proceeds from exercise of common stock options	2	—
Principal payments on term loan	(826)	(826)
Net cash provided by (used in) financing activities	93,105	(805)
Net increase in cash and cash equivalents	5,819	6,080
Cash and cash equivalents at beginning of period	23,829	24,290
Cash and cash equivalents at end of period	$29,648	$30,370
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$29,586	$30,308
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$29,648	$30,370
Supplemental disclosure of cash flow information
Interest paid	$(45)	$(148)
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the balance sheet information herein was derived.

Liquidity
Through March 31, 2024, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $651.7 million. As of March 31, 2024, we had approximately $107.7 million of cash, cash equivalents and investments. Based on our operating plans, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance of these financial statements. As of March 31, 2024, we are in compliance with all loan agreement covenants.
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
We account for restricted stock units ("RSUs") by determining the fair value of each RSU based on the closing market price of our common stock on the date of grant. We recognize stock-based compensation expense using the accelerated multiple-option approach over the requisite service periods of the awards.

Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, contract research organizations ("CROs") and contract manufacturing organizations ("CMOs") and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and progression through the various stages of our clinical trials. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method or if-converted method. Dilutive common stock equivalents are comprised of stock options, RSUs, warrants and convertible preferred stock outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 29,509,969 for the three months ended March 31, 2024, consisting of convertible preferred stock, warrants, stock options and RSUs. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 14,020,658 for the three months ended March 31, 2023, consisting of convertible preferred stock, warrants, stock options and RSUs.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity	Amortized cost	Gains	Losses	Estimated fair value
As of March 31, 2024
Short-Term
U.S. Treasury securities	Less than 1 year	$68,005	$—	$(37)	$67,968
Long-Term
U.S. Treasury securities	1 to 2 years	10,179	—	(8)	10,171
		$78,184	$—	$(45)	$78,139
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair value as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$27,542	$27,542	$—	$—
U.S. Treasury securities	78,139	78,139	—	—
	$105,681	$105,681	$—	$—

	Fair value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$23,084	$23,084	$—	$—
	$23,084	$23,084	$—	$—
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
The outstanding Term Loan bore interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. In June 2023, we entered into an amendment to the Loan Agreement (the “Rate Amendment”) pursuant to which, effective July 1, 2023, the Term Loan bore interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate ("SOFR") reference rate on the last business day of the month that immediately preceded the month in which the interest accrued, (ii) 0.10% and (iii) 8.51%.

Under the original Loan Agreement, we were required to make interest-only payments through June 1, 2018, followed by 24 equal monthly payments of principal and unpaid accrued interest.

The Loan Agreement was amended ten times between October 2017 through August 2020. On December 31, 2021, we entered into an eleventh amendment to the Loan Agreement (the "Eleventh Amendment"). Under the terms of the Eleventh Amendment, the maturity date for the Term Loan was extended to May 1, 2024. In addition, under the Eleventh Amendment, our required monthly payments to the Lender were comprised of interest only through and including December 31, 2022.

The Eleventh Amendment also provided that we were required to maintain a minimum cash balance of $5.0 million. As consideration for the Lender’s entry into the Eleventh Amendment, we made a payment of $0.3 million to the Lender.
As of March 31, 2024, $0.6 million of principal was outstanding under the Term Loan. An additional $1.3 million was also payable at the conclusion of the Term Loan (the related $1.3 million accrued liability balance is presented in other current liabilities on our balance sheet at March 31, 2024). We had less than $0.1 million of debt issuance costs outstanding as of March 31, 2024, which are being accreted to interest expense over the life of the Term Loan using an effective interest rate of 8.98%. The exit fees are being accrued over the life of the Term Loan through interest expense. All amounts that remained payable under the Term Loan as of March 31, 2024 were paid as of May 1, 2024.
6. Stockholders’ Equity

Common Stock

As of March 31, 2024, there were 65,465,251 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's board of directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, for a period of not more than ten years, beginning on January 1, 2021 and continuing through January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will increase by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. In addition, on June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. As of March 31, 2024, 471,540 shares of common stock were available for new equity award grants under the 2019 Plan and 8,073,002 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of March 31, 2024.
2021 Inducement Plan

On November 23, 2021, the Company's board of directors adopted the 2021 Inducement Plan (the “Inducement Plan”), which became effective immediately. Stockholder approval of the Inducement Plan was not required pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan initially reserved 200,000 shares of common stock and provides for the grant of non-qualified stock options that was used exclusively for grants to individuals that were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The authorized number of shares available for grant under the Inducement Plan was subsequently increased in October 2022 to 540,000 shares in the aggregate, and subsequently increased again in December 2023 to 1,030,000 shares in the aggregate.
Under the Inducement Plan, options are granted with varying vesting terms, but typically vested over four years, with 25% of the total grant vesting on the first anniversary of the effective date of the option grant and the remaining grant vesting monthly thereafter over the following 36 months.
As of March 31, 2024, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of March 31 2024, a maximum of 159,812 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

2024 Private Placement of Common Stock and Non-Voting Preferred Stock

On March 11, 2024, we entered into a Securities Purchase Agreement (the “March 2024 SPA”) with certain institutional and other accredited investors (the “2024 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of our newly designated non-voting Class A-6 convertible preferred stock in a private placement transaction (the "2024 PIPE").

At the closing under the March 2024 SPA that occurred on March 14, 2024 (the “2024 Closing”), we sold and issued to the 2024 Purchasers (i) 45,108,667 shares of common stock at a purchase price of $1.60 per share, and (ii) 173,915 shares of non-voting Class A-6 convertible preferred stock, in lieu of shares of common stock, at a price of $160.00 per share. The Company received net proceeds of approximately $93.9 million in the 2024 PIPE after deducting placement agent and financial advisor fees and other expenses. Each share of non-voting Class A-6 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations.

Stelios Papadopoulos, Ph.D., Chairman of the Company's board of directors, was a 2024 Purchaser under the March 2024 SPA and purchased 250,000 shares of common stock for $0.4 million.

We evaluated the non-voting Class A-6 convertible preferred stock sold in the 2024 PIPE under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.

2023 Private Placement of Common Stock and Non-Voting Preferred Stock

On April 13, 2023, we entered into a Securities Purchase Agreement (the “April 2023 SPA”) with certain institutional and other accredited investors (the “2023 Purchasers”), pursuant to which we agreed to sell and issue shares of our common stock and shares of our newly designated non-voting Class A-5 convertible preferred stock in a private placement transaction (the "2023 PIPE").

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

Stelios Papadopoulos, Ph.D., Chairman of the Company's board of directors, was a 2023 Purchaser under the April 2023 SPA and purchased 222,198 shares of common stock for $0.2 million.

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
Additional Outstanding Non-Voting Preferred Stock and Warrants
On May 7, 2019, we sold and issued (i) 973,045 shares of common stock (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 1,388,943 shares of common stock. Each share of non-voting Class A-1 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants were exercisable for a period of five years following the date of issuance and had an exercise price of $10.80 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants were also exercisable on a net exercise "cashless" basis.
On December 24, 2019, we sold and issued 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 3,288,390 shares of common stock. Each share of non-voting Class A-2 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $6.66 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are also exercisable on a net exercise “cashless” basis.

On December 4, 2020, we sold and issued (i) 2,434,152 shares of common stock (ii) 272,970 shares of non-voting Class A-3 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 2,030,341 shares of common stock. Each share of non-voting Class A-3 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants are exercisable for a period of five years following the date of issuance and have an exercise price of $7.46 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants are also exercisable on a net exercise "cashless" basis.
On November 30, 2021, we sold and issued (i) 5,892,335 shares of common stock and (ii) 3,725,720 shares of non-voting Class A-4 convertible preferred stock. Each share of non-voting Class A-4 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations.

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

No shares were sold under the ATM Offering during the three months ended March 31, 2024 or 2023.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2024 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Class A-6 convertible preferred stock outstanding (as-converted)	17,392
Warrants to purchase Common Stock	6,186
Common stock options outstanding	7,175
RSUs outstanding	1,428
Common stock available for future grant under the 2019 Equity Incentive Plan	472
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	160
Total common shares reserved for future issuance	52,969
The following table summarizes our stock option, performance stock awards and RSU (together, "Stock Awards") activity under all equity incentive plans for the three months ended March 31, 2024 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2023	6,188	$2.58	1,161	$1.38
Granted	1,002	$1.30	372	$1.30
Exercised (options) or Vested (RSUs)	(1)	$1.36	(105)	$1.48
Canceled/forfeited/expired	(14)	$1.48	—	$—
Stock Awards outstanding at March 31, 2024	7,175	$2.41	1,428	$1.35

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under our 2019 Equity Incentive Plan, 2021 Inducement Plan and the shares purchasable under our Employee Stock Purchase Plans during the periods presented:

	Three months ended March 31,
	2024	2023
Stock options
Risk-free interest rate	3.9%	3.6%
Volatility	95.5%	96.5%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Employee stock purchase plan shares
Risk-free interest rate	5.5%	4.0%
Volatility	98.4%	104.4%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all Stock Awards during the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$410	$173
General and administrative	575	237
Total	$985	$410
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

8. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we were required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at March 31, 2024 and December 31, 2023.
Our future lease payments under operating leases at March 31, 2024 are as follows (in thousands):

Operating Leases
Remaining 2024	604
2025	824
2026	277
Total operating lease payments	$1,705
Less: amount representing interest	(107)
Present value of obligations under operating leases	1,598
Less: current portion	(730)
Long-term operating lease obligations	$868
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, ("Annual Report"), filed with the Securities and Exchange Commission on March 21, 2024. Past operating results are not necessarily indicative of results that may occur in future periods.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our product candidate, RGLS8429, an anti-miR oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1b clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

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
Since our inception through March 31, 2024, we have received $530.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from our Term Loan. As of March 31, 2024, we had cash, cash equivalents and investments of $107.7 million. On May 1, 2024, our Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.
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

RGLS8429 is a novel oligonucleotide for the treatment of ADPKD designed to inhibit miR-17 and to preferentially target the kidney. Administration of RGLS8429 has shown robust data in preclinical models, where clear improvements in kidney function, size, and other measures of disease severity have been demonstrated along with a superior pharmacologic profile in preclinical studies compared to Regulus' first-generation compound, RGLS4326.

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

In March 2024, we announced positive topline results from the second cohort of patients in our Phase 1b MAD study of RGLS8429 for the treatment of ADPKD. In the second cohort, 14 patients were randomized 3:1 to receive either 2 mg/kg of RGLS8429 or placebo every other week for three months. RGLS8429 was well tolerated with no safety findings of concern. Greater biological activity of RGLS8429 was observed at 2mg/kg based on urinary polycystin levels compared to 1mg/kg and placebo, which was most evident after 3 months of dosing. Exploratory results of imaging-based biomarkers were encouraging, with 3 patients with the highest increases in PC1 and PC2 having the greatest reductions in height-adjusted total kidney volume ("htTKV") , with corresponding reductions in total kidney cyst volume ("TKCV"). These data suggest that targeting miR-17 may have a potential impact on htTKV and TKCV in patients with ADPKD, which the Company will further explore at higher doses in cohorts 3 and 4.

The ongoing Phase 1b study is evaluating RGLS8429 dosing at 3 mg/kg in cohort 3, and will explore a 300 mg fixed dose in cohort 4 that will provide higher exposure in a larger number of patients based on anticipated body weight. Based on the results from the second cohort, we amended the protocol to increase the sample size to up to 30 patients in cohort 4. In addition to PC1 and PC2 and safety, imaging biomarkers will also be evaluated.

In October 2023, we announced that we had reviewed all available safety data and have advanced to the third cohort of patients in the MAD study. In January 2024, we announced that we had completed enrollment of the third cohort of patients, with top-line data anticipated in mid-2024. In May 2024, we announced the initiation of the fourth and final cohort. We also completed the 27-week chronic mouse toxicity study for RGLS8429. No RGLS8429-related toxicity, including CNS effects, was observed at any dose level up to the top dose of 300 mg/kg administered every other week.

In December 2023, we held a Type D meeting with the FDA to discuss the accelerated approval pathway. The meeting was constructive and confirmed the potential for an accelerated approval pathway based on a single pivotal Phase 2 study of RGLS8429 for the treatment of ADPKD.

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
Since our inception, we have incurred a total of approximately $436.8 million in research and development expenses through March 31, 2024.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies since December 31, 2023. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this quarterly report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Research and development expenses	6,040	4,925
General and administrative expenses	2,786	2,444
Interest and other income, net	357	230
Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2024	% of total	Three months ended March 31, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$2,402	40%	$2,175	44%	$227	10%
Third-party and outsourced expenses	3,167	52%	2,550	52%	617	24%
Non-cash stock-based compensation	410	7%	173	3%	237	137%
Depreciation	61	1%	27	1%	34	126%
Total research and development expenses	$6,040	100%	$4,925	100%	$1,115	23%
Research and development expenses were $6.0 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to external costs associated with the progression of clinical trials and preclinical studies.
General and administrative expenses
General and administrative expenses were $2.8 million for three months ended March 31, 2024, compared to $2.4 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to non-cash stock-based compensation.
Interest and other income (expenses), net
Net interest and other income was $0.4 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023. These amounts primarily consisted of interest earned on our cash equivalents and investments, offset by interest charges associated with our outstanding Term Loan. Amounts outstanding under the Term Loan matured on May 1, 2024.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had cash, cash equivalents and investments of $107.7 million. In March 2024, we raised approximately $93.9 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in a private placement financing.
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
•the costs and timing of establishing sales, marketing and distribution capabilities, and the pricing and reimbursement for any products for which we may receive regulatory approval; and

•the extent to which we acquire or invest in businesses, products or technologies.
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
On December 12, 2018, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which we may from time to time offer and sell our shares of common stock in at the market offerings, with HCW acting as placement agent.

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(8,742)	$(8,114)
Investing activities	(78,544)	14,999
Financing activities	93,105	(805)
Total	$5,819	$6,080
Operating activities
Net cash used in operating activities was $8.7 million for the three months ended March 31, 2024, compared to $8.1 million for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily attributable to a $1.3 million increase in net loss for the three months ended March 31, 2024, as compared to the same period in 2023, partially offset by a $0.8 million change in working capital for the three months ended March 31, 2024, as compared to the same period in 2023.
Investing activities
Net cash used in investing activities was $78.5 million for the three months ended March 31, 2024, compared to net cash provided by investing activities of $15.0 million for the three months ended March 31, 2023. The net cash used in investing activities for the three months ended March 31, 2024 was primarily attributable to purchases of $78.3 million of investments. The net cash provided by investing activities for the three months ended March 31, 2023 was attributable to the sales of $15.0 million of investments. The investments purchased and sold in the three months ended March 31, 2024 and 2023 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was $93.1 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $0.8 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in March 2024 of $93.9 million, partially offset by principal payments made on our Term Loan. Net cash used in financing activities for the three months ended March 31, 2023 was attributable to principal payments made on our Term Loan. The Term Loan fully matured on May 1, 2024.
MATERIAL CASH REQUIREMENTS

As of March 31, 2024, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and investments. We invest our excess cash primarily in money market funds and U.S. Treasury securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and investments. If a 10% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also had interest rate exposure as a result of our Term Loan. As of March 31, 2024, the outstanding principal amount of the Term Loan was $0.6 million.
The Term Loan bore interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate (SOFR) reference rate on the last business day of the month that immediately preceded the month in which the interest accrued, (ii) 0.10% and (iii) 8.51%.
If a 10% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on our interest expense as of that date. Our Term Loan matured on May 1, 2024.
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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

As of March 31, 2024, we had approximately $107.7 million of cash, cash equivalents and investments and we had $1.9 million of outstanding debt obligations (which includes $0.6 million of outstanding principal and $1.3 million of final payment and loan amendment fees) under our Term Loan with the Lender, which we borrowed under the Loan Agreement. On May 1, 2024, our Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees. We believe our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months. We will need to raise additional capital in the future to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. If there is volatility in the equity markets, it may create additional challenges to raising sufficient additional capital through an equity or equity-linked financing. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. If we raise capital through future debt financings, the debt instruments governing such indebtedness may contain provisions that require us to comply with various covenants such as requiring us to maintain certain minimum cash balances or restricting our ability to dispose of assets, complete a merger or acquisition, incur indebtedness, encumber our assets, pay dividends or make other distributions to our stockholders, make specified investments and engage in transactions with our affiliates. In addition, if such indebtedness is secured against our assets, if we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.

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
We have incurred losses in each year since our inception in September 2007. Our net loss was $8.5 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $521.7 million.

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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2024, we had 28 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

•the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), which requires covered companies to provide disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for statutory fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar U.S. state consumer privacy laws may impact (possibly significantly) our business activities, should we become subject to the CCPA and similar U.S. state consumer privacy laws in the future. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While many of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Other states are considering and may adopt similar laws and;

•data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) enacted by federal, state, and local governments in the United States.

As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party with whom we work to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.*

In the ordinary course of business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions) for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and third parties with whom we work may also be the subject of a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments).

We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure. We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Our remote workforce poses increased risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
While we have implemented security measures designed to protect against a security incident, there can be no assurance that our security measures or those of the third parties with whom we work will be effective in protecting against a security incident. We take steps designed to detect and remediate vulnerabilities, but we may be unable in the future to detect, anticipate, or prevent such vulnerabilities in our information technology, services (or those of the third parties with whom we work) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. Further, we may experience delays in deploying remedial measures or patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the aforementioned threats could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data (or that of the third parties with whom we work), or disrupt our ability to provide our services or our service providers’ ability to support our services. As a result, our business could suffer. The integrity and protection of our sensitive data, including employee and personal health information, is critical to our business, and employees and others have a high expectation that we will adequately protect their personal information.
We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy obligations may increase our operating costs.

If we, or a third party with whom we work, experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing of sensitive data (which could impact our clinical trials or training of our algorithm); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

Our headquarters are located in San Diego County. We are vulnerable to natural disasters such as earthquakes and wild fires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and other geopolitical events (such as the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger conflict arising from either war), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties with whom we work have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
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

Our business could be negatively impacted by environmental, social and corporate governance ("ESG") matters or our reporting of such matters.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of March 31, 2024, warrants to exercise an aggregate of 6.2 million shares of our common stock were outstanding at a weighted-average exercise price per share of $7.76. In addition, as of March 31, 2024, an aggregate of 37.0 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class A-6 preferred stock at the option of the holder, subject to beneficial ownership limitations.

Pursuant to our 2019 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, the number of shares available for future grant under the 2019 Plan will automatically increase on January 1st each year commencing on January 1, 2021 through January 1, 2029, by 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Furthermore, pursuant to our 2022 Purchase Plan, our management is authorized to grant stock options and other equity-based awards to our employees. The number of shares available for future grant will automatically increase by a number equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year and 50,000 shares of common, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the 2022 Purchase Plan each year.
In addition, we adopted an Inducement Plan in 2021 pursuant to which our management has the ability to grant stock options exercisable for up to an aggregate of 1,030,000 shares of our common stock to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors. In the event we increase the number of shares which may be granted under the Inducement Plan, or adopt another inducement plan for which no stockholder approval is required under applicable rules and regulations, and grant options pursuant to such plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

1.1
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

3.12
Certificate of Decrease of Class A-1 Convertible Preferred Stock, Class A-2 Convertible Preferred Stock and Class A-3 Convertible Preferred Stock (incorporated by referenced to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 21, 2024).

3.13
Certificate of Designation of Preferences, Rights and Limitations of Class A-6 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 14, 2024).

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

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

5.1	Opinion of Cooley LLP

10.1
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2024 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.2
Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2024 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.3
Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2024 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.4
Preston Klassen, Yearly Discretionary Base Salary Increase, effective January 1, 2024 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.5*
Securities Purchase Agreement, dated March 11, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670) filed with the SEC on March 14, 2024).

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

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

Regulus Therapeutics Inc.
Date: May 9, 2024	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)