Form 10-Q
period 2024-06-30
Regulus Therapeutics Inc.
filed 2024-08-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 2, 2024, the registrant had 65,465,876 shares of Common Stock ($0.001 par value) outstanding.

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

•We are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure by us or the third-parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,122	$23,767
Short-term investments	77,338	—
Restricted cash	62	62
Prepaid materials, net	3,183	3,010
Prepaid expenses and other current assets	2,633	1,340
Total current assets	100,338	28,179
Long-term investments	1,469	—
Property and equipment, net	1,083	1,061
Intangibles, net	27	33
Right of use asset	1,181	1,477
Other assets	21	—
Total assets	$104,119	$30,750
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$601	$204
Accrued liabilities	923	691
Accrued research and development expenses	1,068	921
Accrued compensation	1,870	2,979
Term loan, less debt issuance costs	—	1,334
Other current liabilities	801	2,379
Total current liabilities	5,263	8,508
Lease liability, less current portion	675	1,055
Total liabilities	5,938	9,563
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at June 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at June 30, 2024 (unaudited) and December 31, 2023	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at June 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at June 30, 2024 (unaudited) and December 31, 2023	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at June 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-6 convertible preferred stock, $0.001 par value; 173,915 shares authorized, issued, and outstanding at June 30, 2024 (unaudited); 0 shares authorized, issued, and outstanding at December 31, 2023	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 65,465,876 and 20,222,672 shares issued and outstanding at June 30, 2024 (unaudited) and December 31, 2023, respectively	65	20
Additional paid-in capital	630,916	534,375
Accumulated other comprehensive loss	(87)	—
Accumulated deficit	(532,718)	(513,213)
Total stockholders’ equity	98,181	21,187
Total liabilities and stockholders’ equity	$104,119	$30,750
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Operating expenses:
Research and development	$8,309	$4,976	$14,349	$9,901
General and administrative	3,951	2,339	6,736	4,783
Total operating expenses	12,260	7,315	21,085	14,684
Loss from operations	(12,260)	(7,315)	(21,085)	(14,684)
Other income (expense):
Interest and other income	1,283	471	1,720	886
Interest and other expense	(58)	(168)	(139)	(353)
Loss before income taxes	(11,035)	(7,012)	(19,504)	(14,151)
Income tax expense	(1)	(1)	(1)	(1)
Net loss	$(11,036)	$(7,013)	$(19,505)	$(14,152)
Other comprehensive loss:
Unrealized loss on investments, net	(42)	—	(87)
Comprehensive loss	$(11,078)	$(7,013)	$(19,592)	$(14,152)
Net loss per share, basic and diluted	$(0.17)	$(0.37)	$(0.41)	$(0.79)
Weighted average shares used to compute basic and diluted net loss per share	64,465,185	19,101,969	47,105,993	17,979,343
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
Issuance of common stock and preferred stock from private placement, net of offering costs	173,915	—	45,108,667	45	93,852	—	—	93,897
Issuance of common stock through upon vesting of restricted stock units	—	—	105,000	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	27,612	—	31	—	—	31
Issuance of common stock upon exercise of common stock options	—	—	1,300	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	985	—	—	985
Unrealized loss on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2024	5,886,701	$5	65,465,251	$65	$629,245	$(45)	$(521,682)	$107,588
Issuance of common stock and preferred stock from private placement, net of offering costs	—	—	—	—	(43)	—	—	(43)
Issuance of common stock through ATM	—	—	—	—	(152)	—	—	(152)
Issuance of common stock upon exercise of common stock options	—	—	625	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,865	—	—	1,865
Unrealized loss on investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(11,036)	(11,036)
Balance at June 30, 2024	5,886,701	$5	65,465,876	$65	$630,916	$(87)	$(532,718)	$98,181

Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Stock-based compensation expense	—	—	—	—	382	—	—	382
Issuance of common stock through ATM	—	—	9,192	—	30	—	—	30
Net loss	—	—	—	—	—	—	(7,013)	(7,013)
Balance at June 30, 2023	5,712,786	$5	19,484,461	$19	$531,301	$—	$(497,328)	$33,997

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2024	2023
	(Unaudited)
Operating activities
Net loss	$(19,505)	$(14,152)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	170	95
Stock-based compensation	2,850	792
Amortization of premiums and accretion of discounts on investments, net	(579)	(56)
Other	42	81
Change in operating assets and liabilities:
Contracts and other receivables	—	(3)
Prepaid materials	(172)	—
Prepaid expenses and other assets	(1,314)	821
Accounts payable	396	188
Accrued liabilities	358	(371)
Accrued research and development expenses	147	(497)
Accrued compensation	(1,109)	(676)
Operating lease right-of-use assets and liabilities, net	(51)	(40)
Other liabilities	(1,612)	(548)
Net cash used in operating activities	(20,379)	(14,366)
Investing activities
Purchases of investments	(78,315)	—
Maturities of investments	—	15,000
Purchases of property and equipment	(312)	(1)
Net cash (used in) provided by investing activities	(78,627)	14,999
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	93,854	14,003
Proceeds from issuance of common stock, net	(119)	51
Proceeds from exercise of common stock options	3	—
Payments on term loan	(1,377)	(1,652)
Net cash provided by financing activities	92,361	12,402
Net (decrease) increase in cash and cash equivalents	(6,645)	13,035
Cash and cash equivalents at beginning of period	23,829	24,290
Cash and cash equivalents at end of period	$17,184	$37,325
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$17,122	$37,263
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$17,184	$37,325
Supplemental disclosure of cash flow information
Interest paid	$(60)	$(276)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$33
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed financial statements of Regulus Therapeutics Inc. (the “Company”, “we”, “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the balance sheet information herein was derived.

Liquidity
Through June 30, 2024, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $651.7 million. As of June 30, 2024, we had approximately $95.9 million of cash, cash equivalents and investments. Based on our operating plans, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance of these financial statements.
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
Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance around reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation in response to concerns about structural risks of interbank offered rates and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments in the ASU provide option expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and apply only if such contracts, hedging relationships and other transactions that reference LIBOR or another reference rate are expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The ASU became effective upon issuance. We adopted this guidance in June 2023, when we entered into the Rate Amendment (as defined below) to the Loan Agreement (as defined below) (see note 5).
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 46,948,938 and 41,248,630 for the three and six months ended June 30, 2024, respectively, consisting of convertible preferred stock, warrants, stock options and RSUs. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 28,772,824 and 20,758,912, for the three and six months ended June 30, 2023, respectively, consisting of convertible preferred stock, warrants, stock options and RSUs.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.

			Unrealized
	Maturity	Amortized cost	Gains	Losses	Estimated fair value
As of June 30, 2024
Short-Term
U.S. Treasury securities	Less than 1 year	$77,422	$—	$(84)	$77,338
Long-Term
U.S. Treasury securities	1 to 2 years	1,472	—	(3)	1,469
		$78,894	$—	$(87)	$78,807
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair value as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$16,093	$16,093	$—	$—
U.S. Treasury securities	78,807	78,807	—	—
	$94,900	$94,900	$—	$—

	Fair value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$23,084	$23,084	$—	$—
	$23,084	$23,084	$—	$—
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
All amounts under the Term Loan were paid as of May 1, 2024.
6. Stockholders’ Equity

Common Stock

As of June 30, 2024, there were 65,465,876 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's board of directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (as amended, the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, beginning on January 1, 2021 and ending on January 1, 2024, the number of shares authorized for issuance under the 2019 Plan was increased by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares as may be determined by the Company's board of directors. Beginning on January 1, 2025, on

January 1st of each year through (and including) January 1, 2029 (the “Evergreen Mechanism”), the number of shares authorized for issuance under the 2019 Plan will be increased by 5.0% of the sum of (x) the total number of shares of common stock outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto) plus (y) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year plus (z) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto). On June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. On May 16, 2024, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 9,500,000 shares of common stock available for issuance thereunder and approved the Evergreen Mechanism.

As of June 30, 2024, 3,138,465 shares of common stock were available for new equity award grants under the 2019 Plan and 13,463,927 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of June 30, 2024.
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
As of June 30, 2024, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of June 30, 2024, a maximum of 159,812 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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

We evaluated the non-voting Class A-6 convertible preferred stock sold in the 2024 PIPE under Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments and there were no embedded features that required bifurcation.

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
Additional Outstanding Non-Voting Preferred Stock and Warrants
On May 7, 2019, we sold and issued (i) 973,045 shares of common stock (ii) 415,898 shares of non-voting Class A-1 convertible preferred stock and (iii) accompanying warrants to purchase an aggregate of 1,388,943 shares of common stock. Each share of non-voting Class A-1 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants were exercisable for a period of five years following the date of issuance and had an exercise price of $10.80 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants were also exercisable on a net exercise "cashless" basis. The warrants expired on May 7, 2024.
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

No shares were sold under the ATM Offering during the three and six months ended June 30, 2024. A total of 9,192 shares were sold and settled for proceeds of less than $0.1 million under the ATM Offering during the three and six months ended June 30, 2023.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of June 30, 2024 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Class A-6 convertible preferred stock outstanding (as-converted)	17,392
Warrants to purchase Common Stock	4,909
Common stock options outstanding	14,006
RSUs outstanding	1,428
Common stock available for future grant under the 2019 Equity Incentive Plan	3,138
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	160
Total common shares reserved for future issuance	61,189
The following table summarizes our stock option, performance stock award and RSU (together, "Stock Awards") activity under all equity incentive plans for the six months ended June 30, 2024 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2023	6,188	$2.58	1,161	$1.38
Granted	7,848	$1.92	372	$1.30
Exercised (options) or Vested (RSUs)	(2)	$1.40	(105)	$1.48
Canceled/forfeited/expired	(27)	$4.68	—	$—
Stock Awards outstanding at June 30, 2024	14,007	$2.21	1,428	$1.35

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under the 2019 Plan, the Inducement Plan and the shares purchasable under the 2022 Purchase Plans during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2023	2022
Stock options
Risk-free interest rate	4.5%	4.1%	4.4%	3.8%
Volatility	96.3%	96.7%	96.2%	96.6%
Dividend yield	—	—	—	—
Expected term (years)	6.0	6.1	6.0	6.1
Performance stock options
Risk-free interest rate	4.5%	—	4.5%	—
Volatility	96.3%	—	96.3%	—
Dividend yield	—	—	—	—
Expected term (years)	6.3	0	6.3	0
Employee stock purchase plan shares
Risk-free interest rate	5.3%	4.9%	5.4%	4.5%
Volatility	96.7%	71.8%	97.5%	88.1%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all Stock Awards during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$680	$154	$1,090	$327
General and administrative	1,185	228	1,760	465
Total	$1,865	$382	$2,850	$792
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

8. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at June 30, 2024 and December 31, 2023.
Our future lease payments under operating leases at June 30, 2024 are as follows (in thousands):

Operating Leases
Remaining 2024	404
2025	824
2026	277
Total operating lease payments	$1,505
Less: amount representing interest	(83)
Present value of obligations under operating leases	1,422
Less: current portion	(747)
Long-term operating lease obligations	$675
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
Since our inception through June 30, 2024, we have received $530.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from the Term Loan. As of June 30, 2024, we had cash, cash equivalents and investments of $95.9 million. On May 1, 2024, the Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.
Product Candidate

RGLS8429: For Autosomal Dominant Polycystic Kidney Disease

ADPKD is among the most common human monogenic disorders and a leading cause of end-stage renal disease. It is caused by mutations in the PKD1 or PKD2 genes, that leads to reduced levels of their encoded-proteins polycystin-1 ("PC1") and/or polycystin-2 ("PC2") causing formation of multiple fluid filled cysts primarily in the kidneys, and to a lesser extent in the liver and other organs. Typical symptoms include flank pain, hematuria, proteinuria, renal colic, urinary tract infection, hypertension, and intracranial aneurysms. Excessive kidney cyst cell proliferation, a central pathological feature, ultimately leads to end-stage renal disease in approximately 50% of ADPKD patients by age 60. Approximately 160,000 individuals are diagnosed with the disease in the United States alone, with an estimated global prevalence of 4 to 7 million.

RGLS8429 is a novel, next generation oligonucleotide for the treatment of ADPKD designed to inhibit miR-17 and to preferentially target the kidney. Administration of RGLS8429 has shown clear improvements in kidney function, size, and other measures of disease severity in preclinical models.

In May 2022, the FDA accepted our Investigational New Drug Application ("IND") for RGLS8429 for the treatment of ADPKD. In September 2022, we announced completion of the Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of RGLS8429. The Phase 1 SAD study demonstrated that RGLS8429 has a favorable pharmacokinetics ("PK") profile. RGLS8429 was well-tolerated with no serious adverse events reported and plasma exposure was approximately linear across the four doses tested.

In November 2022, we initiated enrollment in a Phase 1b, double-blind, placebo-controlled, multiple-ascending dose ("MAD") study evaluating the safety, tolerability, PK and pharmacodynamics ("PD") of RGLS8429 in adult patients with ADPKD. The study is evaluating RGLS8429 treatment across three different weight-based dose levels and one fixed dose level, including measuring changes in urinary PC1 and PC2, height-adjusted total kidney volume ("htTKV"), cyst architecture, and overall kidney function. PC1 and PC2 are the protein products of the PKD1 and PKD2 genes and have been shown to inversely correlate with disease severity.

The first cohort was dosed at 1 mg/kg of RGLS8429 or placebo every other week for three months. In September 2023, we announced positive top-line data from the first cohort of RGLS8429-treated ADPKD patients. RGLS8429 was well tolerated by all nine subjects receiving active drug with no safety findings.

In March 2024, we announced positive topline results from the second cohort of RGLS8429-treated patients. In the second cohort, 14 patients were randomized 3:1 to receive either 2 mg/kg of RGLS8429 or placebo every other week for three months.

RGLS8429 was well tolerated with no safety concerns. Greater biological activity of RGLS8429 was observed at 2mg/kg based on urinary polycystin levels compared to 1mg/kg and placebo, which was most evident after 3 months of dosing.

In June 2024, we announced positive topline results from the third cohort of RGLS8429-treated patients. In the third cohort, 16 subjects were randomized 3:1 to receive either 3 mg/kg of RGLS8429 or placebo every other week for three months. RGLS8429 was well tolerated with no safety concerns. Continued evidence of a mechanistic dose response was observed following completion of the 3mg/kg dose level based on urinary PC1 and PC2. The 3 mg/kg dose demonstrated more consistent increases in PC1 and PC2 across patients compared to earlier cohorts.

We have completed weight-based dosing in the Phase 1b study and we have commenced enrollment in the fourth cohort, which will include up to 30 patients. Patients will receive an open-label fixed-dose of 300 mg of RGLS8429 every other week for three months, which will provide higher exposure in a larger number of patients based on anticipated body weight. We anticipate reporting topline data in early 2025 on a substantial number of subjects who will have completed the study. In addition to PC1 and PC2 and safety, imaging biomarkers will also be evaluated.

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
Since our inception, we have incurred a total of approximately $445.1 million in research and development expenses through June 30, 2024.
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
Other income (expense), net
Other income (expense) consists primarily of interest income and expense and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense has historically been primarily attributable to interest charges associated with borrowings under the Term Loan, which matured and was fully paid on May 1, 2024.
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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development expenses	8,309	4,976	14,349	9,901
General and administrative expenses	3,951	2,339	6,736	4,783
Interest and other income, net	1,225	303	1,581	533

Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended June 30, 2024	% of total	Three months ended June 30, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$2,602	31%	$2,093	42%	$509	24%
Third-party and outsourced expenses	4,958	60%	2,702	54%	2,256	83%
Non-cash stock-based compensation	680	8%	154	3%	526	342%
Depreciation	69	1%	27	1%	42	156%
Total research and development expenses	$8,309	100%	$4,976	100%	$3,333	67%

					Increase (decrease)
	Six months ended June 30, 2024	% of total	Six months ended June 30, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$5,005	35%	$4,268	43%	$737	17%
Third-party and outsourced expenses	8,125	56%	5,253	53%	2,872	55%
Non-cash stock-based compensation	1,090	8%	327	3%	763	233%
Depreciation	129	1%	53	1%	76	143%
Total research and development expenses	$14,349	100%	$9,901	100%	$4,448	45%
Research and development expenses were $8.3 million and $14.3 million for the three and six months ended June 30, 2024, respectively, compared to $5.0 million and $9.9 million for the three and six months ended June 30, 2023, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increases for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily attributable to internal and external costs associated with the continued clinical advancement of our ADPKD program and an increase in non-cash stock-based compensation.
General and administrative expenses
General and administrative expenses were $4.0 million and $6.7 million for the three and six months ended June 30, 2024, respectively, compared to $2.3 million and $4.8 million for the three and six months ended June 30, 2023, respectively. The increase for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to non-cash stock-based compensation.
Interest and other income (expenses), net
Net interest and other income was $1.2 million and $1.6 million for the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. These amounts primarily consisted of interest earned on our cash equivalents and investments, partially offset by interest charges associated with the Term Loan which matured on May 1, 2024.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had cash, cash equivalents and investments of $95.9 million. In March 2024, we raised approximately $93.9 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in the 2024 PIPE.
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
On December 12, 2018, we entered into the Sales Agreement with HCW, pursuant to which we may from time to time offer and sell our shares of common stock in at the market offerings, with HCW acting as placement agent.

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(20,379)	$(14,366)
Investing activities	(78,627)	14,999
Financing activities	92,361	12,402
Total	$(6,645)	$13,035
Operating activities
Net cash used in operating activities was $20.4 million for the six months ended June 30, 2024, compared to $14.4 million for the six months ended June 30, 2023. The increase in net cash used in operating activities was primarily attributable to a $5.4 million increase in net loss for the six months ended June 30, 2024.
Investing activities
Net cash used in investing activities was $78.6 million for the six months ended June 30, 2024, compared to net cash provided by investing activities of $15.0 million for the six months ended June 30, 2023. The net cash used in investing activities for the six months ended June 30, 2024 was primarily attributable to purchases of $78.3 million of investments. The net cash provided by investing activities for the six months ended June 30, 2023 was attributable to the sales of $15.0 million of investments. The investments purchased and sold in the six months ended June 30, 2024 and 2023 were all U.S. Treasury securities.
Financing activities

Net cash provided by financing activities was $92.4 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $12.4 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to total net proceeds received from the 2024 PIPE of $93.9 million, partially offset by principal payments made on the Term Loan. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to total net proceeds received from our 2023 PIPE of $14.0 million, partially offset by principal payments made on the Term Loan. The Term Loan fully matured on May 1, 2024.
MATERIAL CASH REQUIREMENTS

As of June 30, 2024, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and investments. If a 10% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
We also had interest rate exposure as a result of the Term Loan, which matured on May 1, 2024.
The Term Loan bore interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term SOFR reference rate on the last business day of the month that immediately preceded the month in which the interest accrued, (ii) 0.10% and (iii) 8.51%.
If a 10% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on our interest expense as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 proof-of-concept clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-good laboratory practices ("GLP") and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In July 2019, the FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize RGLS8429, targeting miR-17.

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

For example, although we have discussed with FDA the potential for an accelerated approval pathway based on a single pivotal Phase 2 study of RGLS8429 for the treatment of ADPKD, there is no assurance that FDA will ultimately agree that the conditions for accelerated approval have been satisfied, even if such trial is successful.
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
Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*
Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved New Drug Application ("NDA") is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices ("GMP") and adherence to commitments made in the NDA. If we or a regulatory agency discovers previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

As of June 30, 2024, we had approximately $95.9 million of cash, cash equivalents and investments. We believe our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months. We will need to raise additional capital in the future to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $11.0 million and $19.5 million for the three and six months ended June 30, 2024, respectively, and $7.0 and $14.2 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $532.7 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through the Term Loan and from revenue received from our former collaboration partners.
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
•a failure to comply with GMP and similar foreign standards;
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
We, any future collaboration partners and our CROs are required to comply with the FDA’s or other regulatory agency’s current good clinical practices ("GCPs") for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the U.S. Patent and Trademark Office or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we or any future collaboration partners may develop.
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
In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union ("EU") provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be priced significantly lower.
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2024, we had 31 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class actions), fines and penalties, a disruption of our business operations; reputational harm, loss of revenue or profits, and other adverse business consequences.*
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, "sensitive data"). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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

•the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom GDPR ("UK GDPR"), which contain provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the European Economic Area ("EEA") and the United Kingdom ("UK"), including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the European countries in which we might operate, including but not limited to the EU and UK GDPR;

•the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), which requires covered companies to provide disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for statutory fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA may impact (possibly significantly) our business activities, should we become subject to the CCPA in the future. In addition to the CCPA, other U.S. states, such as Colorado, Connecticut, Oregon, Texas, Utah, and Virginia, have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While many of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Other states are considering and may adopt similar laws and;

•data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) enacted by federal, state, and local governments in the United States.

As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party with whom we work to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans or restrictions on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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
We may expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy obligations may increase our operating costs.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of June 30, 2024, warrants to exercise an aggregate of 4.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $6.96. In addition, as of June 30, 2024, an aggregate of 37.0 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class A-6 preferred stock at the option of the holder, subject to beneficial ownership limitations.

Pursuant to our 2019 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, beginning on January 1, 2025 through (and including) January 1, 2029, the number of shares authorized for issuance under the 2019 Plan will automatically increase on January 1st of each year by 5.0% of the sum of (x) the total number of shares of common stock outstanding on December 31st of the preceding calendar year plus (y) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto) plus (z) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto). Furthermore, pursuant to our 2022 Purchase Plan, certain eligible employees may purchase shares of our common stock. The number of shares available for future issuance under the 2022 Purchase Plan will automatically increase by a number equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year and 50,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the 2022 Purchase Plan each year.
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA enacted many significant changes to U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2023, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $389.5 million and $146.3 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2033, respectively. NOLs carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 of $126.1 million will carry forward indefinitely, but the deductibility of such federal NOL carryforwards in a tax year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership by "5-percent shareholders" over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. We have not performed a Section 382 ownership-change analysis through December 31, 2023, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

10.1*	Regulus Therapeutics Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL.

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

Regulus Therapeutics Inc.
Date: August 8, 2024	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)