Form 10-Q
period 2024-09-30
Regulus Therapeutics Inc.
filed 2024-11-07
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of November 1, 2024, the registrant had 65,500,134 shares of Common Stock ($0.001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,373	$23,767
Short-term investments	60,936	—
Restricted cash	62	62
Prepaid materials, net	3,229	3,010
Prepaid expenses and other current assets	1,087	1,340
Total current assets	91,687	28,179
Property and equipment, net	1,023	1,061
Intangibles, net	25	33
Right of use asset	1,028	1,477
Total assets	$93,763	$30,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$792	$204
Accrued liabilities	1,107	691
Accrued research and development expenses	1,366	921
Accrued compensation	2,453	2,979
Term loan, less debt issuance costs	—	1,334
Other current liabilities	764	2,379
Total current liabilities	6,482	8,508
Lease liability, less current portion	476	1,055
Total liabilities	6,958	9,563
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at September 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at September 30, 2024 (unaudited) and December 31, 2023	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at September 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at September 30, 2024 (unaudited) and December 31, 2023	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at September 30, 2024 (unaudited) and December 31, 2023	—	—
Class A-6 convertible preferred stock, $0.001 par value; 173,915 shares authorized, issued, and outstanding at September 30, 2024 (unaudited); 0 shares authorized, issued, and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 65,500,134 and 20,222,672 shares issued and outstanding at September 30, 2024 (unaudited) and December 31, 2023, respectively	66	20
Additional paid-in capital	633,394	534,375
Accumulated other comprehensive gain	120	—
Accumulated deficit	(546,780)	(513,213)
Total stockholders’ equity	86,805	21,187
Total liabilities and stockholders’ equity	$93,763	$30,750
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Operating expenses:
Research and development	$11,347	$5,488	$25,695	$15,389
General and administrative	3,863	2,637	10,599	7,420
Total operating expenses	15,210	8,125	36,294	22,809
Loss from operations	(15,210)	(8,125)	(36,294)	(22,809)
Other income (expense):
Interest and other income	1,153	438	2,873	1,324
Interest and other expense	(5)	(137)	(145)	(490)
Loss before income taxes	(14,062)	(7,824)	(33,566)	(21,975)
Income tax expense	—	—	(1)	(1)
Net loss	$(14,062)	$(7,824)	$(33,567)	$(21,976)
Other comprehensive loss:
Unrealized gain on investments, net	207	—	120	—
Comprehensive loss	$(13,855)	$(7,824)	$(33,447)	$(21,976)
Net loss per share, basic and diluted	$(0.21)	$(0.40)	$(0.63)	$(1.19)
Weighted average shares used to compute basic and diluted net loss per share	65,471,132	19,628,815	53,272,582	18,535,209
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
Issuance of common stock and preferred stock from private placement, net of offering costs	173,915	—	45,108,667	45	93,852	—	—	93,897
Issuance of common stock through upon vesting of restricted stock units	—	—	105,000	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	27,612	—	31	—	—	31
Issuance of common stock upon exercise of common stock options	—	—	1,300	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	985	—	—	985
Unrealized loss on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2024	5,886,701	$5	65,465,251	$65	$629,245	$(45)	$(521,682)	$107,588
Issuance of common stock and preferred stock from private placement, net of offering costs	—	—	—	—	(43)	—	—	(43)
Issuance of common stock through ATM	—	—	—	—	(152)	—	—	(152)
Issuance of common stock upon exercise of common stock options	—	—	625	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,865	—	—	1,865
Unrealized loss on investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(11,036)	(11,036)
Balance at June 30, 2024	5,886,701	$5	65,465,876	$65	$630,916	$(87)	$(532,718)	$98,181
Issuance of common stock through upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	26,758	1	32	—	—	33
Issuance of common stock and preferred stock from private placement, net of offering costs	—	—	—	—	6	—	—	6
Issuance of common stock through ATM	—	—	—	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	2,422	—	—	2,422
Net loss	—	—	—	—	—	—	(14,062)	(14,062)
Unrealized gain on investments	—	—	—	—	—	207	—	207
Balance at September 30, 2024	5,886,701	$5	65,500,134	$66	$633,394	$120	$(546,780)	$86,805

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Issuance of common stock under Employee Stock Purchase Plan	—	—	19,472	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	410	—	—	410
Gain on investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,139)	(7,139)
Balance at March 31, 2023	5,571,959	$5	16,859,733	$17	$516,888	$—	$(490,315)	$26,595
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Stock-based compensation expense	—	—	—	—	382	—	—	382
Issuance of common stock through ATM	—	—	9,192	—	30	—	—	30
Net loss	—	—	—	—	—	—	(7,013)	(7,013)
Balance at June 30, 2023	5,712,786	$5	19,484,461	$19	$531,301	$—	$(497,328)	$33,997
Issuance of common stock through ATM	—	—	716,000	1	1,088	—	—	1,089
Issuance of common stock under Employee Stock Purchase Plan	—	—	22,211	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	973	—	—	973
Net loss	—	—	—	—	—	—	(7,824)	(7,824)
Balance at September 30, 2023	5,712,786	$5	20,222,672	$20	$533,386	$—	$(505,152)	$28,259

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2024	2023
	(Unaudited)
Operating activities
Net loss	$(33,567)	$(21,976)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	260	151
Stock-based compensation	5,272	1,765
Amortization of premiums and accretion of discounts on investments, net	(1,172)	(107)
Other	42	113
Change in operating assets and liabilities:
Prepaid materials	(219)	—
Prepaid expenses and other assets	253	619
Accounts payable	588	424
Accrued liabilities	542	(411)
Accrued research and development expenses	445	(459)
Accrued compensation	(526)	(68)
Operating lease right-of-use assets and liabilities, net	(81)	(63)
Other liabilities	(1,665)	(631)
Net cash used in operating activities	(29,828)	(20,643)
Investing activities
Purchases of investments	(83,643)	(4,899)
Sales of short-term investments	24,000	15,000
Purchases of property and equipment	(340)	(542)
Net cash (used in) provided by investing activities	(59,983)	9,559
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	93,860	14,004
Proceeds from issuance of common stock, net	(69)	1,163
Proceeds from exercise of common stock options	3	—
Payments on term loan	(1,377)	(2,478)
Net cash provided by financing activities	92,417	12,689
Net increase in cash and cash equivalents	2,606	1,605
Cash and cash equivalents at beginning of period	23,829	24,290
Cash and cash equivalents at end of period	$26,435	$25,895
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,373	$25,833
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$26,435	$25,895
Supplemental disclosure of cash flow information
Interest paid	$(62)	$(375)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of property and equipment	$—	$71
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

Liquidity
Through September 30, 2024, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $651.7 million. As of September 30, 2024, we had approximately $87.3 million of cash, cash equivalents and investments. Based on our operating plans, we believe our cash, cash equivalents and investments will be sufficient to fund our planned operations for at least 12 months following the issuance of these financial statements.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 47,142,215 and 43,627,194 for the three and nine months ended September 30, 2024, respectively, consisting of convertible preferred stock, warrants, stock options and RSUs. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 33,225,055 and 25,211,143, for the three and nine months ended September 30, 2023, respectively, consisting of convertible preferred stock, warrants, stock options and RSUs.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following table summarizes our investments as of September 30, 2024 (in thousands):

			Unrealized
	Maturity	Amortized cost	Gains	Losses	Estimated fair value
As of September 30, 2024
U.S. Treasury securities	Less than 1 year	$60,816	$120	$—	$60,936
		$60,816	$120	$—	$60,936
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair value as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$24,336	$24,336	$—	$—
U.S. Treasury securities	60,936	60,936	—	—
	$85,272	$85,272	$—	$—

	Fair value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$23,084	$23,084	$—	$—
	$23,084	$23,084	$—	$—

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
6. Stockholders’ Equity

Common Stock

As of September 30, 2024, there were 65,500,134 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's board of directors.

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

As of September 30, 2024, 3,069,499 shares of common stock were available for new equity award grants under the 2019 Plan and 13,564,643 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan as of September 30, 2024.
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
As of September 30, 2024, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of September 30, 2024, a maximum of 133,054 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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

No shares were sold under the ATM Offering during the three and nine months ended September 30, 2024. A total of 716,000 and 725,192 shares were sold and settled under the ATM Offering during the three and nine months ended September 30, 2023, respectively, for proceeds of $1.1 million for each the three and nine months ended September 30, 2023.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of September 30, 2024 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Class A-6 convertible preferred stock outstanding (as-converted)	17,392
Warrants to purchase Common Stock	4,909
Common stock options outstanding	14,108
RSUs outstanding	1,389
Common stock available for future grant under the 2019 Equity Incentive Plan	3,069
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	133
Total common shares reserved for future issuance	61,156
The following table summarizes our stock option, performance stock award and RSU (together, "Stock Awards") activity under all equity incentive plans for the nine months ended September 30, 2024 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2023	6,188	$2.58	1,161	$1.38
Granted	8,008	$1.92	372	$1.30
Exercised (options) or Vested (RSUs)	(2)	$1.40	(113)	$1.48
Canceled/forfeited/expired	(86)	$3.85	(31)	$1.34
Stock Awards outstanding at September 30, 2024	14,108	$2.20	1,389	$1.35

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock awards granted to employees under the 2019 Plan, the Inducement Plan and the shares purchasable under the 2022 Purchase Plan during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options
Risk-free interest rate	4.0%	4.2%	4.4%	4.1%
Volatility	96.6%	96.3%	96.2%	96.4%
Dividend yield	—	—	—	—
Expected term (years)	6.1	6.1	6.0	6.1
Performance stock options
Risk-free interest rate	—	—	4.5%	—
Volatility	—	—	96.3%	—
Dividend yield	—	—	—	—
Expected term (years)	0	0	6.3	0
Employee stock purchase plan shares
Risk-free interest rate	5.1%	5.1%	5.3%	4.7%
Volatility	90.8%	81.0%	95.3%	85.7%
Dividend yield	—	—	—	—
Expected term (years)	0.5	0.5	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all Stock Awards during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$1,018	$311	$2,109	$638
General and administrative	1,404	662	3,163	1,127
Total	$2,422	$973	$5,272	$1,765
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

8. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at September 30, 2024 and December 31, 2023.
Our future lease payments under operating leases at September 30, 2024 are as follows (in thousands):

Operating Leases
Remaining 2024	202
2025	824
2026	277
Total operating lease payments	$1,303
Less: amount representing interest	(63)
Present value of obligations under operating leases	1,240
Less: current portion	(764)
Long-term operating lease obligations	$476
9. Subsequent Event
On October 22, 2024, the Company entered into a Patent & Technology License Agreement (the “UTSW Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (“UTSW”), pursuant to which the Company acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to UTSW’s interest in certain patent rights that are jointly owned by UTSW and the Company (the “Patent Rights”), to (i) manufacture, distribute, use, import, market and sell products covered by the Patent Rights or that incorporate the Technology Rights (defined below) or are made using a process or another product licensed to the Company under the UTSW Agreement (collectively, the “Licensed Products”) and (ii) to perform certain services using Licensed Products or technology (the “Licensed Services”). The Patents Rights and the Technology Rights relate to products targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease. Pursuant to the Agreement, the Company also acquired a non-exclusive, royalty-bearing, worldwide license to UTSW’s rights in technical information, know-how, processes, and other similar technology rights that are necessary for practicing the patents within the Patent Rights (the “Technology Rights”).

In exchange for the rights acquired pursuant to the UTSW Agreement, the Company agreed to pay UTSW an upfront license fee equal to $62,500 plus the reimbursement of certain patent expenses incurred by UTSW. In addition, the Company agreed to pay UTSW specified payments upon the achievement of certain clinical and regulatory milestones, totaling up to $1.6 million, and specified payments upon the achievement of certain commercial milestones, totaling up to $2.5 million. The Company also agreed to pay UTSW tiered royalties on aggregate net sales of Licensed Products or Licensed Services at a rate of up to a low single-digit percentage, subject to a minimum annual royalty payment in the low tens of thousands of dollars following the first transfer or other disposition for value of a Licensed Product or Licensed Service. The Company is also obligated to pay UTSW a bonus upon the first sublicense granted by the Company for the Licensed Products and the Licensed Services in the low hundreds of thousands of dollars and upon each subsequent sublicense in the high tens of thousands of dollars.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-

how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our product candidate, RGLS8429, an anti-miR oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1b clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to RGLS8429 for the treatment of ADPKD.

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
Since our inception through September 30, 2024, we have received $530.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from the Term Loan. As of September 30, 2024, we had cash, cash equivalents and investments of $87.3 million. On May 1, 2024, the Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.
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

We have completed weight-based dosing in the Phase 1b study and announced in October 2024 that we completed enrollment in the fourth cohort, consisting of 26 subjects. Patients in the fourth cohort are receiving an open-label fixed-dose of 300 mg of RGLS8429 every other week for three months. We anticipate reporting topline data in early 2025 on a substantial number of subjects who will have completed the study. In addition to PC1 and PC2 and safety, imaging biomarkers will also be evaluated.

In December 2023, we held a Type D meeting with the FDA to discuss the accelerated approval pathway. The meeting was constructive and confirmed the potential for an accelerated approval pathway based on a single pivotal Phase 3 study of RGLS8429 for the treatment of ADPKD.

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
Since our inception, we have incurred a total of approximately $456.4 million in research and development expenses through September 30, 2024.
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
RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development expenses	11,347	5,488	25,695	15,389
General and administrative expenses	3,863	2,637	10,599	7,420
Interest and other income, net	1,148	301	2,728	834

Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended September 30, 2024	% of total	Three months ended September 30, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$2,949	26%	$2,189	40%	$760	35%
Third-party and outsourced expenses	7,309	64%	2,952	53%	4,357	148%
Non-cash stock-based compensation	1,018	9%	311	6%	707	227%
Depreciation	71	1%	36	1%	35	97%
Total research and development expenses	$11,347	100%	$5,488	100%	$5,859	107%

					Increase (decrease)
	Nine months ended September 30, 2024	% of total	Nine months ended September 30, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$7,954	31%	$6,458	42%	$1,496	23%
Third-party and outsourced expenses	15,432	60%	8,204	53%	7,228	88%
Non-cash stock-based compensation	2,109	8%	638	4%	1,471	231%
Depreciation	200	1%	89	1%	111	125%
Total research and development expenses	$25,695	100%	$15,389	100%	$10,306	67%
Research and development expenses were $11.3 million and $25.7 million for the three and nine months ended September 30, 2024, respectively, compared to $5.5 million and $15.4 million for the three and nine months ended September 30, 2023, respectively. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increases for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were primarily attributable to internal and external costs associated with the continued clinical advancement of our ADPKD program and an increase in non-cash stock-based compensation.
General and administrative expenses
General and administrative expenses were $3.9 million and $10.6 million for the three and nine months ended September 30, 2024, respectively, compared to $2.6 million and $7.4 million for the three and nine months ended September 30, 2023, respectively. The increase for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily attributable to non-cash stock-based compensation.

Interest and other income (expenses), net
Net interest and other income was $1.1 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. These amounts primarily consisted of interest earned on our cash equivalents and investments, partially offset by interest charges associated with the Term Loan which matured on May 1, 2024.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2024, we had cash, cash equivalents and investments of $87.3 million. In March 2024, we raised approximately $93.9 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in the 2024 PIPE.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(29,828)	$(20,643)
Investing activities	(59,983)	9,559
Financing activities	92,417	12,689
Total	$2,606	$1,605
Operating activities
Net cash used in operating activities was $29.8 million for the nine months ended September 30, 2024, compared to $20.6 million for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily attributable to a $11.6 million increase in net loss for the nine months ended September 30, 2024, partially offset by $2.5 million of adjustments for non-cash charges, including stock-based compensation.
Investing activities
Net cash used in investing activities was $60.0 million for the nine months ended September 30, 2024, compared to net cash provided by investing activities of $9.6 million for the nine months ended September 30, 2023. The net cash used in investing activities for the nine months ended September 30, 2024 was primarily attributable to purchases of $83.6 million of investments, partially offset by sales of $24.0 million of investments. The net cash provided by investing activities for the nine months ended September 30, 2023 was attributable to the sales of $15.0 million of investments, partially offset by purchases of $4.9 million of investments. The investments purchased and sold in the nine months ended September 30, 2024 and 2023 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was $92.4 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $12.7 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to total net proceeds received from the 2024 PIPE of $93.9 million, partially offset by principal payments made on the Term Loan. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to total net proceeds received from our 2023 PIPE of $14.0 million and proceeds from shares sold and settled under the ATM Offering of $1.1 million, partially offset by principal payments made on the Term Loan. The Term Loan fully matured on May 1, 2024.
MATERIAL CASH REQUIREMENTS

As of September 30, 2024, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and investments. If a 10% change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our cash equivalents as of that date.

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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 pivotal clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-good laboratory practices ("GLP") and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In July 2019, the FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize RGLS8429, targeting miR-17.

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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, we will not be able to complete the development and commercialization of our product candidates.*

As of September 30, 2024, we had approximately $87.3 million of cash, cash equivalents and investments. We believe our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months. We will need to raise additional capital in the future to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We have incurred losses in each year since our inception in September 2007. Our net loss was $14.1 million and $33.6 million for the three and nine months ended September 30, 2024, respectively, and $7.8 and $22.0 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $546.8 million.

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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of September 30, 2024, we had 32 employees, all of which were full-time employees. In the future, we may need to expand our organization.
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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

If we, or a third party with whom we work, experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing of sensitive data (which could impact our clinical trials); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of June 30, 2024, warrants to exercise an aggregate of 4.9 million shares of our common stock were outstanding at a weighted-average exercise price per share of $6.96. In addition, as of September 30, 2024, an aggregate of 37.0 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class A-6 preferred stock at the option of the holder, subject to beneficial ownership limitations.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2023, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $389.5 million and $146.3 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030 and 2033, respectively. NOL carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 of $126.1 million will carry forward indefinitely, but the deductibility of such federal NOL carryforwards in a tax year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership by "5-percent shareholders" over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. We have not performed a Section 382 ownership-change analysis through December 31, 2023, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and subsequently a larger regional conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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

10.1*‡
Patent & Technology License Agreement, dated as of October 22, 2024, by and between Regulus Therapeutics Inc. and The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2024).

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
* Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

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

‡ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: November 7, 2024	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)