Form 10-K
period 2024-12-31
Regulus Therapeutics Inc.
filed 2025-03-13
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     __________________________________________________________
FORM 10-K
     __________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐   No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 28, 2024 of $1.785 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2025 was 66,243,384.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant on Schedule 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2025.

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

PART I
Forward-Looking Statements
This Annual Report on Form 10-K ("Annual Report") may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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
•our ability to obtain and successfully deploy funding for our operations;
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
•our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to our product candidates, if approved;
•the rate and degree of market acceptance of our product candidates, if approved;
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

Item 1.    Business
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our product candidate, farabursen, formerly known as RGLS8429, an anti-miR oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1b clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to farabursen for the treatment of ADPKD.

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
Since our inception through December 31, 2024, we have received $530.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from the Term Loan (as defined in the notes to our financial statements included elsewhere in this Annual Report). As of December 31, 2024, we had cash, cash equivalents and short-term investments of $75.8 million. On May 1, 2024, the Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.
Product Candidate

Farabursen: For Autosomal Dominant Polycystic Kidney Disease

Farabursen is a novel oligonucleotide for the treatment of ADPKD designed to inhibit miR-17 and to preferentially target the kidney. Administration of farabursen has shown clear improvements in kidney function, size, and other measures of disease severity in preclinical models.

Disease Overview

ADPKD is among the most common human monogenic disorders and a leading cause of end-stage renal disease. It is caused by mutations in the PKD1 or PKD2 genes, that leads to reduced levels of their encoded-proteins polycystin-1 ("PC1") and/or polycystin-2 ("PC2") causing formation of multiple fluid filled cysts primarily in the kidneys, and to a lesser extent in the liver and other organs. Typical symptoms include flank pain, hematuria, proteinuria, renal colic, urinary tract infection, hypertension, and intracranial aneurysms. Excessive kidney cyst cell proliferation, a central pathological feature, ultimately leads to end-stage renal disease in approximately 50% of ADPKD patients by age 60. Approximately 160,000 individuals are diagnosed with the disease in the United States alone, with an estimated global prevalence of 4 to 7 million individuals.

Current Treatment Landscape and Limitations

Tolvaptan is currently the only therapy approved that can slow progression of ADPKD, but use is limited to high-risk ADPKD patients due to poor tolerability, label restrictions, and an associated REMS program.

Phase 1

In May 2022, the FDA accepted our Investigational New Drug Application ("IND") for farabursen for the treatment of ADPKD. In September 2022, we announced completion of the Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and PK of farabursen. The Phase 1 SAD study demonstrated that farabursen has a favorable pharmacokinetics ("PK") profile. Farabursen was well-tolerated with no serious adverse events reported and plasma exposure was approximately linear across the four doses tested.

Phase 1b

In November 2022, we initiated enrollment in a Phase 1b, double-blind, placebo-controlled, MAD study evaluating the safety, tolerability, PK and pharmacodynamics ("PD") of farabursen in adult patients with ADPKD. The study is evaluating farabursen treatment across three different weight-based dose levels and one fixed dose level, including measuring changes in urinary PC1 and PC2, height-adjusted total kidney volume ("htTKV"), cyst architecture, and overall kidney function. PC1 and PC2 are the protein products of the PKD1 and PKD2 genes and have been shown to inversely correlate with disease severity.

In September 2023, we announced positive top-line data from the first cohort of farabursen-treated ADPKD patients. In the first cohort, 12 subjects were randomized 3:1 to receive either 1 mg/kg of farabursen or placebo every other week for three months. Farabursen was well tolerated by all nine subjects receiving active drug with no safety concerns.

In March 2024, we announced positive topline results from the second cohort of farabursen-treated ADPKD patients. In the second cohort, 14 patients were randomized 3:1 to receive either 2 mg/kg of farabursen or placebo every other week for three months. Farabursen was well tolerated with no safety concerns. Greater biological activity of farabursen was observed at 2mg/kg based on urinary polycystin levels compared to 1mg/kg and placebo, which was most evident after three months of dosing.

In June 2024, we announced positive topline results from the third cohort of farabursen-treated ADPKD patients. In the third cohort, 16 subjects were randomized 3:1 to receive either 3 mg/kg of farabursen or placebo every other week for three months. Farabursen was well tolerated with no safety concerns. Continued evidence of a mechanistic dose response was observed following completion of the 3mg/kg dose level based on urinary PC1 and PC2. The 3 mg/kg dose demonstrated more consistent increases in PC1 and PC2 across patients compared to earlier cohorts.

In January 2025, we announced positive topline results from the fourth cohort of farabursen-treated ADPKD patients. In the fourth cohort, 26 subjects received a fixed dose of 300 mg of farabursen every other week for three months. An interim analysis of efficacy data from the first 14 subjects of the cohort demonstrated continued evidence of a mechanistic dose response based on urinary PC1 and PC2 levels as well as a notable reduction in htTKV growth rate. In addition, review of complete safety data from all 26 subjects demonstrated farabursen was well tolerated.

In December 2024, we held an End of Phase 1 meeting with the FDA to discuss the accelerated approval pathway. The meeting was constructive and supported the potential for an accelerated approval pathway based on a single pivotal Phase 3 study of farabursen for the treatment of ADPKD.

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
•a mature platform, selectively producing multiple development candidates advancing to the clinic;
•scientific advisors who are pioneers in the microRNA field;
•exclusive access to proven RNA therapeutic technologies through our founding companies, such as GalNac conjugation and the corresponding manufacturing rights licensed to us from Alnylam;
•a comprehensive microRNA intellectual property estate with patents and patent applications covering compositions and therapeutic uses related to microRNA and microRNA drug products, as well as access to numerous patents and patent applications relating to RNA technologies, including patents and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics; and
•numerous academic collaborations that help us identify new microRNA targets and support our early-stage discovery efforts.
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
We believe that we have a leading intellectual property position relating to the development and commercialization of microRNA therapeutics, composed of:
•approximately 150 patents and patent applications that we own or have in-licensed from academic institutions related to microRNA and microRNA drug products; and
•numerous patents and patent applications exclusively licensed from our founding companies, Alnylam and Ionis, related to RNA technologies, including patents and patent applications relating to chemical modification of oligonucleotides that are useful for microRNA therapeutics, including chemical modifications incorporated into our clinical candidates.
•exclusive rights to patents and patent applications jointly owned by us and the University of Texas at Southwestern Medical Center, including patents and applications relating to products targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease.

Our portfolio of exclusively and jointly owned patent and patent applications is currently composed of approximately 145 U.S. and foreign patents and patent applications with claims to compositions-of-matter or methods related to our microRNA drug products and microRNA product platform. Based on the patents and patents that may issue from pending applications within our portfolio, we expect to have patent protection for our microRNA drug products and their methods of use is currently expected to expire between 2025 and 2045.
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
Our Technology Licenses
Alnylam/Ionis
In September 2007, we entered into a license and collaboration agreement with Alnylam and Ionis, which we subsequently amended, restated and superseded in January 2009, and further amended in June 2010, October 2011 and August 2013. Under the agreement, we acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to patent rights owned or licensed by Alnylam and Ionis to develop, manufacture and commercialize products covered by the licensed patent rights for use in microRNA compounds which are microRNA antagonists and microRNA therapeutics containing these compounds. In addition, we have certain rights to miR-mimics. Under the agreement, we granted to both Alnylam and Ionis a license to practice our intellectual property developed by us to the extent that it is useful specifically to Alnylam’s RNA programs or Ionis’ single-stranded oligonucleotide programs, but not including microRNA compounds or therapeutics that are the subject of our exclusive licenses from Alnylam and Ionis.
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
In August 2013, we entered into an amendment to the Amended and Restated License and Collaboration Agreement with Ionis and Alnylam dated January 1, 2009, as amended in June 2010 and October 2011 (as amended, the “Amendment”). Under the terms of the Amendment, the parties agreed to our use of certain Alnylam-controlled intellectual property concerning the use and manufacture of GalNAc conjugates (“GalNAc Process Technology”) on a non-exclusive basis. We will generally not be permitted to sublicense or otherwise transfer the GalNAc Process Technology and other Alnylam licensed intellectual property rights relating to GalNAc conjugate technology without the prior written consent of Alnylam, subject to certain limited exceptions for sublicenses to third party collaboration partners. There were no financial terms related to this Amendment. Amounts included in our operating expenses as a result of costs incurred from services provided under the Agreement or out-of-pocket expenses were zero for the years ended December 31, 2024 and 2023.

In February 2015, we entered into a letter agreement with Alnylam pursuant to which we and Alnylam agreed to the financial terms for certain technology acquired by Alnylam within the licensed patent rights under our Amended and Restated License and Collaboration Agreement (the “Additional Patent Rights”) with Alnylam and Ionis. In addition to any royalties payable by us to Alnylam pursuant to the terms of the Amended and Restated License and Collaboration Agreement, we agreed to pay Alnylam an additional low single-digit royalty on net sales of certain products utilizing the Additional Patent Rights, with the exact royalty percentage payable being dependent on the total amount of net sales during the calendar year. We also agreed to pay Alnylam milestone payments on certain products utilizing the additional patent rights upon the achievement of certain regulatory milestone events. There was no activity under this agreement for the year ended December 31, 2024.
The agreement expires on the earlier of the cessation of development of the potential royalty-bearing products prior to the commercial sale of any such products anywhere in the world or following the first commercial sale of such products, the expiration of royalty obligations determined on a country-by-country and product-by-product basis.

University of Texas at Southwestern Medical Center

On October 22, 2024, we entered into a Patent & Technology License Agreement (the “UTSW Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (“UTSW”), pursuant to which we acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to UTSW’s interest in certain patent rights that are jointly owned by UTSW and by us (the “Patent Rights”), to (i) manufacture, distribute, use, import, market and sell products covered by the Patent Rights or that incorporate the Technology Rights (defined below) or are made using a process or another product licensed to us under the UTSW Agreement (collectively, the “Licensed Products”) and (ii) to perform certain services using Licensed Products or technology (the “Licensed Services”). The Patents Rights and the Technology Rights relate to products targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease. Pursuant to the Agreement, we also acquired a non-exclusive, royalty-bearing, worldwide license to UTSW’s rights in technical information, know-how, processes, and other similar technology rights that are necessary for practicing the patents within the Patent Rights (the “Technology Rights”).

Under the UTSW Agreement, we have agreed to use diligent efforts to make Licensed Products and/or Licensed Services commercially available, including maintaining a bona fide, funded, ongoing and active research, development, manufacturing, regulatory, marketing or sales program (all as commercially reasonable) to make Licensed Products and/or Licensed Services commercially available to the public as soon as commercially practicable, and fulfilling certain pivotal clinical study, regulatory approval and first commercial sales milestones by certain deadlines.

In exchange for the rights acquired pursuant to the UTSW Agreement, we agreed to pay UTSW an upfront license fee equal to $62,500 plus the reimbursement certain patent expenses incurred by UTSW. In addition, we agreed to pay UTSW specified payments upon the achievement of certain clinical and regulatory milestones, totaling up to $1.6 million, and specified payments upon the achievement of certain commercial milestones, totaling up to $2.5 million. We also agreed to pay UTSW tiered royalties on aggregate net sales of Licensed Products or Licensed Services at a rate of up to a low single-digit percentage, subject to a minimum annual royalty payment in the low tens of thousands of dollars following the first transfer or other disposition for value of a Licensed Product or Licensed Service. We are also obligated to pay UTSW a bonus upon the first sublicense granted by the Company for the Licensed Products and the Licensed Services in the low hundreds of thousands of dollars and upon each subsequent sublicense in the high tens of thousands of dollars.

Unless earlier terminated, the UTSW Agreement will continue until the last date of expiration or termination of the patents within the Patent Rights. We may, at our option, terminate the UTSW Agreement by providing UTSW with 90 days’ prior notice. In addition, UTSW may immediately terminate the UTSW Agreement or any part of the rights licensed thereunder if (i) we are in arrears in any payments due under the UTSW Agreement, and we fail to make the required payment within 30 days after delivery of written notice from UTSW; (ii) if we are in breach of any non-payment provision of the UTSW Agreement, and do not cure such breach within 60 days after delivery of written notice from UTSW; (iii) if UTSW delivers notice to us of three or more actual breaches of the UTSW Agreement in any 12-month period, even in the event we cure such breaches in the allowed cure period; or (iv) we or our affiliate or sublicensee initiates any proceeding or action to challenge the validity, enforceability, or scope of one or more of the licensed patents, or assist a third party in pursuing such a proceeding or action. In addition, the UTSW Agreement will terminate automatically upon the occurrence of certain bankruptcy and insolvency events involving the Company.
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
Currently, there is one drug approved and several therapies in preclinical and clinical development for the treatment of patients with ADPKD. In 2018, Otsuka Pharmaceutical Co., Ltd. received approval by the FDA to market Jynarque® to slow the kidney function decline in adults at risk of rapidly-progressing ADPKD. Additional therapies reported to be in clinical development include XRx-008 (reformulation of oxypurinol) from Xortx Therapeutics Inc., which completed a bridging pharmacokinetics study and plans to initiate a Phase 3 study in patients with ADPKD and hyperuricemia. Vertex announced completion of IND-enabling studies of VX-407 in 2024 for the treatment of a subset of patients with ADPKD with a specific PKD1 mutation, and is currently recruiting for a Phase 1 clinical trial in healthy volunteers. In February 2025, PYC Therapeutics announced regulatory clearance to initiate a Phase 1 study of PYC-003 (an anti-sense oligonucleotide targeting the PKD1 gene) in healthy volunteers and PKD patients.
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
In addition, we may be subject to data privacy and security regulations by both the U.S. government and the states and other jurisdictions in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, impose on “covered entities,” including certain healthcare providers, healthcare clearinghouses, and health plans, as well as their respective “business associates” that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security, and transmission of personally identifiable health information (“PHI”), as well as their covered subcontractors. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, the increase in U.S. state laws (e.g., the California Consumer Privacy Act of 2018 (“CCPA”)) governing privacy and security of personal information, including health information, many of which differ from each other in significant ways and may not have the same effect, complicates compliance efforts.
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

There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures of the Trump administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (i) directs the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy.  Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
Employees
As of December 31, 2024, we had 34 employees, all of whom were full-time employees. Of these employees, 25 employees are engaged in research and development activities and 9 employees are engaged in finance, legal, business development, human resources, facilities and general management. As of such date, all our employees were based in the United States. All of our employees are at-will employees, which means that each employee can terminate their employment relationship with us and we can terminate our relationship with an employee at any time. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We also engage temporary consultants and contractors.
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
We maintain a website at www.regulusrx.com, to which we regularly post copies of our press releases as well as additional information about us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. The contents of, or accessible through, these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study, which was designed to support the Phase 2 pivotal clinical trial in ADPKD previously planned to start in mid-2019. The observations in the mouse chronic toxicity study were unexpected, given the favorable safety profile of RGLS4326 in previous non-good laboratory practices ("GLP") and GLP toxicity studies at the same or similar doses supporting the IND and Phase 1 clinical trial. In July 2019, the FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize farabursen, targeting miR-17.

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
Interim, topline and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. For example, in January 2025, we announced topline data from an interim analysis of the fourth cohort of our MAD trial of farabursen for ADPKD. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
For example, although we have discussed with FDA the potential for an accelerated approval pathway based on a single pivotal Phase 3 study of farabursen for the treatment of ADPKD, there is no assurance that FDA will ultimately agree that the conditions for accelerated approval have been satisfied, even if such trial is successful.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may seek accelerated approval for farabursen for ADPKD and our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The surrogate biomarker of htTKV has not previously been used to support an accelerated approval by FDA. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. For example, we held an End of Phase 1 meeting with FDA in December 2024 to discuss the potential for accelerated approval pathway for farabursen. There can be no assurance that after our evaluation of any feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for any of our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any of our product candidates would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may fail to obtain orphan drug designations from the FDA for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States, may designate biologics or drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

In June 2022, the FDA granted Orphan Drug Designation to farabursen for the treatment of ADPKD, and we may seek additional Orphan Drug Designations for our other product candidates in the future. There can be no assurances that we will be able to obtain such designations. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug or biologic any advantage in the regulatory review or approval process.
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
In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our development candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. For example, pursuant to our collaboration with UTSW related to products targeting miR-17 for the treatment of ADPKD, we exercised an option to negotiate a license with UTSW and acquired the Patent Rights and Technology Rights pursuant to the UTSW Agreement. Although we were able to successfully negotiate a license with USTW, we may be unable to negotiate a license with any other academic institutions within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.
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
We may use our financial and human resources to pursue a particular research program, product candidate or clinical development strategy and fail to capitalize on programs, product candidates or clinical development strategies that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may have to pursue collaboration agreements for the development and commercialization of our programs and potential product candidates in indications with potentially large commercial markets, while focusing our internal development resources and any internal sales and marketing organization that we may establish on research programs and product candidates for selected smaller markets, such as orphan diseases. As a result, we may forego or delay pursuit of opportunities with other programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. In addition, we may allocate financial resources to a particular clinical development strategy that may be costly when more efficient clinical development strategies are available. We may also choose to alter our previously announced clinical development strategy, and in such event, there is no guarantee that such revised clinical development strategy will be perceived favorably or will ultimately yield a more successful result.

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

This Form 10-K includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had approximately $75.8 million of cash, cash equivalents and short-term investments. We will need to raise additional capital to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

We have incurred losses in each year since our inception in September 2007. Our net loss was $46.4 million for the year ended December 31, 2024, compared to $30.0 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $559.6 million.

We have devoted most of our financial resources to research and development, including our preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, through the Term Loan and from revenue received from our former collaboration partners.
The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, collaborations or grants. We initiated clinical development of farabursen in the second quarter of 2022. Even if we or a future collaboration partner successfully obtains regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.
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
The biotechnology and pharmaceutical industries are intensely competitive. We have competitors in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.
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
As of December 31, 2024, we had 34 employees, all of whom were full-time employees. In the future, we may need to expand our organization.
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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, and their covered subcontractors;

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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), was passed and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class actions), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, "sensitive data"). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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

•the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom GDPR ("UK GDPR"), which contain provisions specifically directed at the processing of health information and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (or 17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business operations to include additional operations in the European Economic Area ("EEA") and the United Kingdom ("UK"), including potentially conducting preclinical and clinical trials and, with such expansion, we would be subject to increased governmental regulation in the European countries in which we might operate, including but not limited to the EU and UK GDPR;

•the California Consumer Privacy Act of 2018 ("CCPA”), which requires covered companies to provide disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for statutory fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA may impact (possibly significantly) our business activities, should we become subject to the CCPA in the future. Numerous other U.S. states have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While many of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Other states are considering and may adopt similar laws and;

•data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) enacted by federal, state, and local governments in the United States.

As our company grows, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt, or have already adopted, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish policies, marketing materials, and other statements concerning data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, those maintained on our behalf, or those of third parties with whom we work, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.

In the ordinary course of business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage in attacks (including advanced persistent threat intrusions) for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and third parties with whom we work are also subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, making it more difficult for us to identify, investigate and recover from incidents. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments).

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

We rely on a global enterprise software system to operate and manage our business, and our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, services, networks, communications, Internet servers and related infrastructure. We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Our remote workforce has increased risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Any of the aforementioned threats could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data (or that of the third parties with whom we work), or disrupt our ability to provide our services or our service providers’ ability to support our services. For example, we have been the target of unsuccessful phishing attempts in the past, and we expect such attempts will continue in the future. As a result, our business could suffer. The integrity and protection of our sensitive data, including employee and personal health information, is critical to our business, and employees and others have a high expectation that we will adequately protect their personal information.
We have in the past and may in the future expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents. Applicable data protection laws, privacy policies or other obligations related to data privacy (e.g. contractual obligations, obligations related to membership in industry organizations) may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security measures. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable information security and privacy obligations increases our operating costs.

If we, or a third party with whom we work, experience a security incident, or are perceived to have experienced a security incident, we may experience material adverse consequences, such as: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing of sensitive data (which could impact our clinical trials); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

Substantially all of our outstanding shares of common stock are available for public sale, subject in some cases to volume and other limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or the market perceives that such sales may occur, the trading price of our common stock could decline. In addition, shares of common stock that are subject to outstanding options or restricted stock units, reserved for future issuance under our employee benefit plans or issuable upon conversion of our non-voting convertible preferred stock or upon exercise of our outstanding warrants are or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the terms of such non-voting convertible preferred stock or the terms of such outstanding warrants, as applicable, and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of December 31, 2024, warrants to exercise an aggregate of 1.8 million shares of our common stock were outstanding at an exercise price per share of $7.46. In addition, as of December 31, 2024, an aggregate of 37.0 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class A-6 preferred stock at the option of the holder, subject to beneficial ownership limitations.

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

As of December 31, 2024, we had net operating loss ("NOL") carryforwards for U.S. federal and California state tax purposes of $405.2 million and $146.3 million, respectively. A portion of the federal and California state NOL carryforwards will begin to expire, if not utilized, in 2030. NOL carryforwards that expire unused will be unavailable to offset future income tax liabilities. Federal NOLs incurred in taxable years beginning after December 31, 2017 of $141.8 million will carry forward indefinitely, but the deductibility of such federal NOL carryforwards in a tax year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership by "5-percent shareholders" over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we triggered an “ownership change” limitation at the completion of our initial public offering in October 2012 and in July 2015. We have not performed a Section 382 ownership-change analysis through December 31, 2024, and it is possible there may have been additional ownership changes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits."

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Vice President and General Counsel, Chief Financial Officer, and Vice President, Finance and Controller. Our Senior Vice President and General Counsel has expertise as a Life Sciences executive, has had a key role in information technology and cybersecurity oversight for several years and has completed several cybersecurity trainings. Our Chief Financial Officer has several years of expertise performing audits as a public accountant, including audits over information technology controls, and has also completed several cybersecurity trainings. Our Vice President, Finance and Controller has expertise playing a key role with information technology general controls and control testing for the Company for many years, and has several years of expertise leading and performing audits as a public accountant, including audits over information technology controls. He has also completed several cybersecurity trainings.

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

The audit committee receives periodic reports from the Senior Vice President and General Counsel, Chief Financial Officer, and Vice President, Finance and Controller concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives and has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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
Holders of Record
As of March 7, 2025, there were 15 holders of record of our common stock.
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
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement. We are currently focused on orphan kidney diseases where microRNA genetic drivers are implicated and there are clear unmet medical needs. Our product candidate, farabursen, an anti-miR oligonucleotide targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease ("ADPKD"), is in Phase 1b clinical development. In June 2022, the U.S. Food and Drug Administration ("FDA") granted orphan drug designation to farabursen for the treatment of ADPKD.

In addition to this program, we continue to advance and expand our internal discovery pipeline to identify potential product candidates.
Since our inception through December 31, 2024, we have received $530.1 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from the Term Loan. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $75.8 million. On May 1, 2024, the Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.
FINANCIAL OPERATIONS OVERVIEW
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including our drug discovery efforts and the development of our product candidates. Our research and development expenses include:

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
Since our inception, we have incurred a total of approximately $466.1 million in research and development expenses through December 31, 2024.
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
Clinical Trial and Preclinical Study Accruals
We make estimates of our accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites, CROs and CMOs, and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and progression through the various stages of our clinical trials. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Our significant accounting policies are described within “The Business and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to the section titled “Recent Accounting Pronouncements” within “The Business and Summary of Significant Accounting Policies” of our financial statements included elsewhere in this Annual Report.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Research and development expenses	35,367	21,152
General and administrative expenses	14,673	9,957
Interest and other income (expenses), net	3,683	1,073
Research and development expenses

The following table summarizes the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Year ended December 31, 2024	% of total	Year ended December 31, 2023	% of total	$	%
Research and development
Personnel and internal expenses	$10,983	31%	$8,814	41%	$2,169	25%
Third-party and outsourced expenses	21,159	60%	11,164	53%	9,995	90%
Non-cash stock-based compensation	2,956	8%	1,029	5%	1,927	187%
Depreciation	269	1%	145	1%	124	86%
Total research and development expenses	$35,367	100%	$21,152	100%	$14,215	67%

Research and development expenses increased by $14.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase was primarily driven by costs associated with the progression of our clinical trials and preclinical studies, most notably the advancement of farabursen for the treatment of ADPKD.
General and administrative expenses

General and administrative expenses were $14.7 million for the year ended December 31, 2024, compared to $10.0 million for the year ended December 31, 2023. These amounts reflect personnel-related and ongoing general business operating costs. The increase for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to non-cash stock-based compensation.
Interest and other (expenses) income, net
Net interest and other income was $3.7 million for the year ended December 31, 2024, compared to net interest and other income of $1.1 million for the year ended December 31, 2023. These amounts primarily consisted of interest earned on our cash equivalents and investments, partially offset by interest charges associated with the Term Loan which matured on May 1, 2024
LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

As of December 31, 2024, we had cash and cash equivalents of approximately $75.8 million. In March 2024, we raised approximately $93.9 million in net proceeds from the sale of our common stock and non-voting convertible preferred stock in the 2024 PIPE (as defined in the notes to our financial statements included elsewhere in this Annual Report).
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
To date, we have funded our operations primarily through the sale of equity, and to a lesser extent, through debt financings, up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development, including discovery research, and preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur in the future. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
On December 12, 2018, we entered into the Stock Sales Agreement (as defined below) with HCW (as defined below), pursuant to which we may from time to time offer and sell our shares of common stock in at the market offerings, with HCW acting as placement agent. At December 31, 2024, $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(41,673)	$(26,768)
Investing activities	(35,983)	14,491
Financing activities	92,417	11,816
Total	$14,761	$(461)
Operating activities
Net cash used in operating activities increased to $41.7 million for the year ended December 31, 2024, compared to $26.8 million for the year ended December 31, 2023. The increase in net cash used in operating activities was primarily attributable to a $16.3 million increase in net loss and a $2.1 million decrease in working capital for the year ended December 31, 2024, as compared to the year ended December 31, 2023, partially offset by $3.6 million of adjustments for non-cash charges, including stock-based compensation, for the year ended December 31, 2024.
Investing activities
Net cash used in investing activities was $36.0 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $14.5 million for the year ended December 31, 2023. The net cash used in investing activities for the year ended December 31, 2024 was primarily attributable to purchases of $83.6 million of investments, partially offset by sales of $48.0 million of investments. The net cash provided by investing activities for the year ended December 31, 2023 was primarily attributable to sales of $20.0 million of investments, partially offset by purchases of $4.9 million of investments. The investments purchased and sold in the years ended December 31, 2024 and 2023 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was $92.4 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $11.8 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to total net proceeds received from the 2024 PIPE of $93.9 million, partially offset by principal payments made on the Term Loan, which fully matured on May 1, 2024. Net cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in April 2023 of $14.0 million and net proceeds from shares sold and settled under the ATM Offering (as defined in the notes to our financial statements included elsewhere in this Annual Report) pursuant to our Common Stock Sales Agreement (the "Stock Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") of $1.1 million, partially offset by $3.3 million of principal payments made on our Term Loan.
MATERIAL CASH REQUIREMENTS
The following table summarizes our contractual obligations and commitments as of December 31, 2024 that will affect our future liquidity (in thousands):

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Facility operating lease obligations	$1,101	$824	$277	$—	$—
Total	$1,101	$824	$277	$—	$—
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of cash equivalents or short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds and U.S. Treasury securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income we receive from our investments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Because of the short-term maturities of our cash equivalents and investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and investments. If a 10% change in interest rates were to have occurred on December 31, 2024, this change would not have had a material effect on the fair value of our cash equivalents as of that date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Regulus Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regulus Therapeutics Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Accrued research and development expenses

Description of the Matter
During 2024, the Company incurred $35.4 million for research and development expense and, as of December 31, 2024, the Company accrued $765 thousand for research and development expenses. As described in Note 1 to the financial statements, the Company records accruals for estimated costs of clinical trial and preclinical studies that include services provided by clinical trial investigational sites and contract research organizations and other clinical trial-related activities. Clinical trial and preclinical study activities performed by third parties are accrued and expensed based upon estimates of the time period over which these services will be performed and the level of effort to be expended in each period.

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

San Diego, California
March 13, 2025

Regulus Therapeutics Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$38,528	$23,767
Short-term investments	37,249	—
Restricted cash	62	62
Prepaid materials, net	3,491	3,010
Prepaid expenses and other current assets	3,015	1,340
Total current assets	82,345	28,179
Property and equipment, net	937	1,061
Intangibles, net	25	33
Right of use asset	874	1,477
Total assets	$84,181	$30,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$947	$204
Accrued liabilities	746	691
Accrued research and development expenses	765	921
Accrued compensation	3,892	2,979
Current portion of term loan, less debt issuance costs	—	1,334
Other current liabilities	1,149	2,379
Total current liabilities	7,499	8,508
Operating lease liability, less current portion	274	1,055
Total liabilities	7,773	9,563
Commitments and Contingencies (Note 8)
Stockholders’ equity (deficit):
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued and outstanding at December 31, 2024 and 2023	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued and outstanding at December 31, 2024 and 2023	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued and outstanding at December 31, 2024 and 2023	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued and outstanding at December 31, 2024 and 2023	4	4
Class A-5 convertible preferred stock, $0.001 par value, 140,827 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class A-6 convertible preferred stock, $0.001 par value, 173,915 and 0 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2024 and 2023; 65,500,134 and 20,222,672 shares issued and outstanding at December 31, 2024 and 2023, respectively	66	20
Additional paid-in capital	635,858	534,375
Accumulated other comprehensive loss	50	—
Accumulated deficit	(559,571)	(513,213)
Total stockholders’ equity	76,408	21,187
Total liabilities and stockholders’ equity	$84,181	$30,750

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	2024	2023
Operating expenses:
Research and development	$35,367	$21,152
General and administrative	14,673	9,957
Total operating expenses	50,040	31,109
Loss from operations	(50,040)	(31,109)
Other income (expense):
Interest and other income	3,841	1,677
Interest and other expense	(158)	(604)
Loss before income taxes	(46,357)	(30,036)
Income tax expense	(1)	(1)
Net loss	$(46,358)	$(30,037)
Other comprehensive loss:
Unrealized gain on short-term investments, net	50	—
Comprehensive loss	$(46,308)	$(30,037)
Net loss per share, basic and diluted	$(0.82)	$(1.58)
Weighted average shares used to compute basic and diluted net loss per share	56,346,033	18,960,401
See accompanying notes to these financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,571,959	$5	16,840,261	$17	$516,457	$(12)	$(483,176)	$33,291
Stock-based compensation expense	—	—	—	—	2,801	—	—	2,801
Issuance of common stock and preferred stock from private placement, net of offering costs	140,827	—	2,615,536	2	14,001	—	—	14,003
Issuance of common stock under Employee Stock Purchase Plan	—	—	41,683	—	45	—	—	45
Issuance of common stock through ATM	—	—	725,192	1	1,071	—	—	1,072
Gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(30,037)	(30,037)
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
Stock-based compensation expense	—	—	—	—	7,735	—	—	7,735
Issuance of common stock and preferred stock from private placement, net of offering costs	173,915	—	45,108,667	45	93,815	—	—	93,860
Issuance of common stock under the 2019 Plan upon vesting of restricted stock units	—	—	112,500	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	54,370	1	63	—	—	64
Issuance of common stock upon exercise of common stock options	—	—	1,925	—	3	—	—	3
Issuance of common stock through ATM	—	—	—	—	(133)	—	—	(133)
Unrealized gain on short-term investments	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(46,358)	(46,358)
Balance at December 31, 2024	5,886,701	$5	65,500,134	$66	$635,858	$50	$(559,571)	$76,408
See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2024	2023
Operating activities
Net loss	$(46,358)	$(30,037)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	347	227
Stock-based compensation	7,735	2,801
Amortization of premiums and accretion of discounts on investments, net	(1,557)	(157)
Other	42	141
Change in operating assets and liabilities:
Prepaid materials	(481)	—
Prepaid expenses and other assets	(1,675)	507
Accounts payable	743	29
Accrued liabilities	181	(396)
Accrued research and development expenses	(155)	(331)
Accrued compensation	914	773
Operating lease right-of-use assets and liabilities, net	(110)	(87)
Other liabilities	(1,299)	(238)
Net cash used in operating activities	(41,673)	(26,768)
Investing activities
Purchases of short-term investments	(83,643)	(4,899)
Sales and maturities of short-term investments	48,000	20,000
Purchases of property and equipment	(340)	(613)
Sales of property and equipment	—	3
Net cash (used in) provided by investing activities	(35,983)	14,491
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	93,860	14,003
Proceeds from issuance of common stock, net	(69)	1,117
Proceeds from exercise of common stock options	3	—
Principal payments on term loan	(1,377)	(3,304)
Net cash provided by financing activities	92,417	11,816
Net increase (decrease) in cash, cash equivalents and restricted cash	14,761	(461)
Cash, cash equivalents and restricted cash at beginning of period	23,829	24,290
Cash, cash equivalents and restricted cash at end of period	$38,590	$23,829
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$38,528	$23,767
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$38,590	$23,829
Supplemental disclosure of cash flow information
Interest paid	$(66)	$(447)
Income taxes paid	$(1)	$(1)
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accrued liabilities	$—	$126

See accompanying notes to these financial statements.

Regulus Therapeutics Inc.
NOTES TO FINANCIAL STATEMENTS
1. The Business and Summary of Significant Accounting Policies
We are a clinical-stage biopharmaceutical company focused on discovering and developing first-in-class drugs targeting microRNAs to treat diseases with significant unmet medical need. We were formed in 2007 when Alnylam Pharmaceuticals, Inc. ("Alnylam") and Ionis Pharmaceuticals, Inc. ("Ionis") contributed significant intellectual property, know-how and financial and human capital to pursue the development of drugs targeting microRNAs pursuant to a license and collaboration agreement.

Liquidity
Through December 31, 2024, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $651.6 million. As of December 31, 2024, we had approximately $75.8 million of cash and cash equivalents.
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

Impairment of Long-Lived Assets
We regularly review the carrying amount of our property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2024 or 2023.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Company's Chief Executive Officer.
To date, we have viewed our operations and managed our business as one segment, which includes all activities related to the discovery, development and commercialization of microRNA therapeutics, operating primarily within the United States.
Segment profit or loss is measured as the Company’s net loss as reported on the Company’s Statement of Operations and Comprehensive Loss. The Company monitors its cash, cash equivalents and short-term investments as reported on the Company’s Balance Sheets to determine funding for its research and development.
As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted cash projection information at a financial statement level which is used to determine the Company’s liquidity needs.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. Our only component of other comprehensive loss is unrealized gain on available-for-sale securities. Comprehensive loss has been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity for all periods presented.
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
Our financial instruments consist of cash, cash equivalents and short-term investments, contract and other receivables, accounts payable, accrued liabilities, and our Term Loan (which matured on May 1, 2024). Fair value estimates of these instruments are made at each reporting period end based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash, cash equivalents, contract and other receivables, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. This guidance is effective for the annual reporting periods beginning the year ended December 31, 2024, and for interim reporting periods beginning January 1, 2025, with early adoption permitted, and should be applied retrospectively. The adoption of this guidance had no material impact on our financial statements and disclosures.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were (in common stock equivalent shares) 42,055,158 shares for the year ended December 31, 2024, consisting of convertible preferred stock, warrants, stock options and restricted stock units, and 29,216,399 shares for the year ended December 31, 2023, consisting of convertible preferred stock, warrants, stock options and restricted stock units.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following table summarizes our investments as of December 31, 2024 (in thousands):

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of December 31, 2024
U.S. Treasury securities	1 or less	$37,199	$50	$—	$37,249
		$37,199	$50	$—	$37,249
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
Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair value as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,994	$36,994	$—	$—
U.S. Treasury securities	37,249	37,249	—	—
	$74,243	$74,243	$—	$—

	Fair value as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,084	$23,084	$—	$—
	$23,084	$23,084	$—	$—
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
University of Texas Southwestern
On October 22, 2024, we entered into a Patent & Technology License Agreement (the “UTSW Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (“UTSW”), pursuant to which we acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to UTSW’s interest in certain patent rights that are jointly owned by UTSW and us (the “Patent Rights”), to (i) manufacture, distribute, use, import, market and sell products covered by the Patent Rights or that incorporate the Technology Rights (defined below) or are made using a process or another product licensed to us under the UTSW Agreement (collectively, the “Licensed Products”) and (ii) to perform certain services using Licensed Products or technology (the “Licensed Services”). The Patents Rights and the Technology Rights relate to products targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease. Pursuant to the Agreement, we also acquired a non-exclusive, royalty-bearing, worldwide license to UTSW’s rights in technical information, know-how, processes, and other similar technology rights that are necessary for practicing the patents within the Patent Rights (the “Technology Rights”).

In exchange for the rights acquired pursuant to the UTSW Agreement, we paid UTSW an upfront license fee equal to $62,500 plus the reimbursement of certain patent expenses incurred by UTSW. In addition, we agreed to pay UTSW specified payments upon the achievement of certain clinical and regulatory milestones, totaling up to $1.6 million, and specified payments upon the achievement of certain commercial milestones, totaling up to $2.5 million. We also agreed to pay UTSW tiered royalties on aggregate net sales of Licensed Products or Licensed Services at a rate of up to a low single-digit percentage, subject to a minimum annual royalty payment in the low tens of thousands of dollars following the first transfer or other disposition for value of a Licensed Product or Licensed Service. We are also obligated to pay UTSW a bonus upon the first sublicense granted by us for the Licensed Products and the Licensed Services in the low hundreds of thousands of dollars and upon each subsequent sublicense in the high tens of thousands of dollars.
6. Property and Equipment, net
The following table summarizes our major classes of property and equipment (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$5,007	$4,687
Computer equipment and software	387	367
Furniture and fixtures	12	12
Leasehold improvements	115	115
Construction in progress	—	126
	5,521	5,307
Less accumulated depreciation and amortization	(4,584)	(4,246)
Property and equipment, net	$937	$1,061
Depreciation and amortization of property and equipment of $0.3 million and $0.2 million was recorded for the years ended December 31, 2024 and 2023, respectively.
7. Intangible Assets, net
The following table summarizes our major classes of intangible assets (in thousands):

	December 31,
	2024	2023
Patents	$65	$133
Accumulated amortization - Patents	(40)	(100)
Intangibles, net	$25	$33

Intangible asset amortization of less than $0.1 million was recorded for the years ended December 31, 2024 and 2023. Amortization of intangible assets over the next five years is expected to be less than $0.1 million per year. The weighted-average period over which the amortization remaining at December 31, 2024 is expected to be recognized is approximately 14.6 years.
8. Commitments and Contingencies
License Agreements
We have license agreements with third parties that require us to make annual license maintenance payments and future payments upon the success of licensed products that include milestones and/or royalties. Minimum future payments over the next five years are not material.
Litigation
From time to time, we may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. We believe there are no claims or actions pending against us at December 31, 2024 which will have, individually, or in the aggregate, a material adverse effect on our business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business.

9. Debt
Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, (the "Lender"), pursuant to which we received $19.8 million in proceeds, net of debt issuance costs, on June 22, 2016 (the "Term Loan").
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
10. Stockholders’ Equity

Common Stock
As of December 31, 2024, there were 65,500,134 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019, the Company's board of directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (as amended, the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the "2009 Plan") and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the "Prior Plans") that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, beginning on January 1, 2021 and ending on January 1, 2024, the number of shares authorized for issuance under the 2019 Plan was increased by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may have been determined by our Board of Directors. Beginning on January 1, 2025, on January 1st of each year through (and including) January 1, 2029 (the “Evergreen Mechanism”), the number of shares authorized for issuance under the 2019 Plan will be increased by 5.0% of the sum of (x) the total number of shares of common stock outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto) plus (y) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year plus (z) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto). On June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. On May 16, 2024, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 9,500,000 shares of common stock available for issuance thereunder and approved the Evergreen Mechanism.

As of December 31, 2024, 3,127,229 shares of common stock were available for new equity award grants under the 2019 Plan and 13,506,913 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan.
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
As of December 31, 2024, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of December 31, 2024, a maximum of 133,054 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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
On December 24, 2019, we sold and issued 3,288,390 shares of non-voting Class A-2 convertible preferred stock and accompanying warrants to purchase an aggregate of 3,288,390 shares of common stock. Each share of non-voting Class A-2 convertible preferred stock is convertible into one share of common stock, subject to certain beneficial ownership conversion limitations. The warrants were exercisable for a period of five years following the date of issuance and had an exercise price of

$6.66 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The warrants were also exercisable on a net exercise “cashless” basis. The warrants expired on December 24, 2024.
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

ATM Offering

On December 12, 2018, we entered into the Stock Sales Agreement with HCW, pursuant to which we may sell and issue shares of our common stock from time to time through HCW, as our sales agent (the “ATM Offering”). We have no obligation to sell any shares of common stock in the ATM Offering, and may, at any time, suspend offers under the Stock Sales Agreement or terminate the Stock Sales Agreement. Subject to the terms and conditions of the Stock Sales Agreement, HCW will use its commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose, subject to certain restrictions). We pay HCW a commission of 3.0% of the gross sales price of any shares sold under the Stock Sales Agreement.

No shares were sold under the ATM Offering during the year ended December 31, 2024. A total of 725,192 shares were sold and settled for net proceeds of $1.1 million (net of less than $0.1 million in offering costs) under the ATM Offering during the year ended December 31, 2023. At December 31, 2024, $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of December 31, 2024 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Class A-6 convertible preferred stock outstanding (as-converted)	17,392
Warrants to purchase Common Stock	1,849
Common stock options outstanding	14,050
RSUs outstanding	1,389
Common stock available for future grant under the 2019 Equity Incentive Plan	3,125
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	133
Total common shares reserved for future issuance	58,094
The following table summarizes our stock option activity, including performance-based stock option awards, under all equity incentive plans for the year ended December 31, 2024 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options outstanding at December 31, 2023	6,188	$2.58
Granted	8,027	$1.92
Exercised	(2)	$1.40
Canceled/forfeited/expired	(163)	$2.78
Stock Options outstanding at December 31, 2024	14,050	$2.20	8.6	$1,218
Vested and exercisable at December 31, 2024	4,553	$3.08	7.7	$461
The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2024 and 2023 was $1.49 and $1.09, respectively.

There were 1,925 stock option exercised, at a weighted average exercise price of $1.40, during the year ended December 31, 2024. There were no stock option exercises during the year ended December 31, 2023.
The total compensation cost related to stock options not yet recognized was $6.9 million as of December 31, 2024. The weighted-average period over which this expense is expected to be recognized is approximately 1.5 years.

The following table summarizes our RSU activity, including performance-based RSU awards, under all equity incentive plans for the year ended December 31, 2024 (shares and aggregate intrinsic value in thousands):

	Number of options	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
RSUs outstanding at December 31, 2023	1,161	$1.38
Granted	372	$1.30
Vested	(113)	$1.48
Canceled/forfeited/expired	(31)	$1.34
RSUs outstanding at December 31, 2024	1,389	$1.35	1.5	$2,195
The total compensation cost related to non-vested RSUs not yet recognized was $2.9 million as of December 31, 2024. The weighted-average period over which this expense is expected to be recognized is approximately 1.5 years.
Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock option awards granted to employees under the 2019 Plan, the Inducement Plan and the shares purchasable under the 2022 Purchase Plan during the periods presented:

	Year ended December 31,
	2024	2023
Stock options
Risk-free interest rate	4.4%	4.1%
Volatility	96.2%	96.4%
Dividend yield	—	—
Expected term (years)	6.1	6.1
Performance stock options
Risk-free interest rate	4.5%	—
Volatility	96.3%	—
Dividend yield	—	—
Expected term (years)	6.3	0
Employee stock purchase plan shares
Risk-free interest rate	5.2%	4.9%
Volatility	91.3%	89.1%
Dividend yield	—	—
Expected term (years)	0.5	0.5
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
The following table summarizes the allocation of our stock-based compensation expense for all stock options and RSUs, including performance stock option and performance RSU awards, during the periods presented (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$2,956	$1,029
General and administrative	4,779	1,772
Total	$7,735	$2,801
11. Defined Contribution Plan
In 2009, we established an employee 401(k) salary deferral plan (“401(k) Plan”) covering all eligible employees. Active employees who are at least 18 years old and are not otherwise disqualified under the terms of the 401(k) Plan are eligible to participate. Employees may contribute up to 50% of their compensation per year (subject to a maximum limit prescribed by federal tax law). Under the 401(k) Plan, we may elect to match a discretionary percentage of employee contributions. We elected to match 50% of employees’ contributions up to 6% of the employees’ eligible salary for the periods presented. We made matching contributions of $0.2 million for each of the years ended December 31, 2024 and 2023.
12. Income Taxes
The following table summarizes the components of our income tax expense (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	1	1
	1	1
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax expense	$1	$1

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision (in thousands):

	Year ended December 31,
	2024	2023
Expected income tax benefit at federal statutory tax rate	$(9,735)	$(6,308)
State income taxes, net of federal benefit	1	1
Tax credits	(5,131)	(3,022)
Change in valuation allowance	13,030	8,081
Return to provision adjustments	6	39
Stock compensation	1,036	755
Reserve for uncertain tax positions	770	453
Other	24	2
Income tax expense	$1	$1

The following table summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryovers	$95,884	$92,609
Research and development and other tax credits	43,925	39,532
Intangibles and property and equipment basis difference	167	255
Section 174 research and development	11,362	6,546
Stock compensation expense	1,171	619
Lease liability	222	371
Other	886	748
Total deferred tax assets	153,617	140,680
Total deferred tax liabilities	(361)	(444)
Gross deferred tax asset	153,256	140,236
Valuation allowance	(153,256)	(140,236)
Net deferred tax asset	$—	$—
For all periods presented, we have determined that it is more likely than not that our deferred tax asset will not be realized. Accordingly, we have recorded a valuation allowance to offset the net deferred tax asset of $153.3 million. The valuation allowance increased by approximately $13.0 million and $8.1 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, we had NOL carryforwards for U.S. federal and California state tax purposes of $405.2 million and $146.3 million, respectively, portions of which begin to expire in 2030. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017 of $141.8 million will carry forward indefinitely.
As of December 31, 2024, we also had federal research and development tax credits, orphan drug credits and California research and development tax credit carryforwards of $13.3 million, $28.5 million and $11.3 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2029 and the federal orphan drug credits will begin to expire in 2034. The California research and development tax credit carryforwards are available indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis through December 31, 2024 to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance of unrecognized tax benefits	$6,250	$5,785
Increase for prior year tax positions	—	16
Increase for current year tax positions	793	449
Total	$7,043	$6,250
Included in unrecognized tax benefits of $7.0 million at December 31, 2024 was $6.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to valuation allowance. We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months.
We are subject to taxation in the United States and state jurisdictions where applicable. Our tax years for 2010 and forward are subject to examination by the U.S. and California tax authorities due to carryforward of unutilized net operating losses and research and development credits.
It is our practice to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2024 and 2023, we have not recognized any interest or penalties related to income taxes.
13. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The term of the Campus Point Lease (“Campus Point Initial Term”) is 60 months, ending April 30, 2026. The aggregate base rent due over the initial term of the Campus Point Lease is approximately $3.8 million. We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at December 31, 2024 and 2023.
The table below summarizes our lease liabilities and corresponding ROU assets as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Assets
Operating	$874	$1,477
Total ROU assets	$874	$1,477

Liabilities
Current:
Operating	$781	$713
Long-term:
Operating	274	1,055
Total lease liabilities	$1,055	$1,768
The table below summarizes our lease costs from our statement of operations and cash payments from our statement of cash flows during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$690	$690

Cash payment information:
Operating cash used for operating leases	$800	$776
Total cash paid for amounts included in the measurement of lease liabilities	$800	$776

The table below summarizes other non-cash information under operating lease obligations as of December 31, 2024 and 2023 (in thousands, except years and rates):

	Year Ended December 31,
	2024	2023
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Weighted-average remaining lease term (years) - operating lease	1.3	2.3
Weighted-average discount rate - operating lease	6.0%	6.0%

We did not have any finance lease obligations as of December 31, 2024 or 2023.
Our future lease payments under our operating lease at December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$824
2026	277
2027	—
2028	—
2029	—
Total operating lease payments	$1,101
Less: amount representing interest	(46)
Present value of obligations under operating lease	1,055
Less: current portion	(781)
Long-term operating lease obligations	$274

14. Subsequent Event
On February 28, 2025, we entered into a First Amendment to Lease Agreement (the “Lease Amendment”), which amends the Campus Point Lease, providing for the lease of the Campus Point Premises. Pursuant to the Lease Amendment, the expiration date of the lease is extended from April 30, 2026 to April 30, 2028. Commencing on May 1, 2026, the base rent for the Campus Point Premises will increase from approximately $830 thousand per year to approximately $890 thousand per year, subject to a 3% increase annually. For the period commencing on June 1, 2026 and ending on August 31, 2026, subject to terms set forth in the Lease Amendment, we and the Campus Point Landlord have agreed to a base rent abatement, pursuant to which we will not be required to pay base rent under the Lease.

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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2025 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the SEC no later than April 30, 2025, and is incorporated herein by reference.

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

Kathryn J. Collier has served on our Board of Directors since April 2018. From March 2022 until January 2024, Ms. Collier served as the Senior Vice President of Corporate Finance for Pattern Energy Group LP, a privately-held renewable energy company. From July 2019 to March 2022, Ms. Collier served as the Vice President for Audit Services of Sempra Energy (“Sempra”), a publicly-traded energy services holding company overseeing the internal audit function for Sempra, including the Financial Leadership Program and audit oversight of Sempra’s operating companies. From March 2019 to July 2019, Ms. Collier served as the Chief Strategy and Origination Officer for Sempra LNG, a wholly-owned subsidiary of Sempra. From August 2018 to March 2019, Ms. Collier served as Chief Financial Officer and Chief Administrative Officer for Sempra North America Infrastructure. Ms. Collier also previously served as Vice President and Treasurer for Sempra from April 2012 to August 2018. Ms. Collier has previously served on the boards of two large-cap utilities in South America, primarily owned by Sempra, (Luz del Sur, a public Peruvian utility traded on the Lima Stock Exchange, and Chilquinta Energia, a privately held utility, located in Chile) from 2017-2019 and prior to their ultimate sale. Prior to joining Sempra in 2012, Ms. Collier held several executive positions within global corporation and investment banking at Bank of America. Ms. Collier holds a B.S. in accounting from Valparaiso University.

Joseph P. Hagan has served as our Chief Executive Officer and principal executive officer since May 2017. Mr. Hagan previously served as our President and Chief Executive Officer from May 2017 until June 2023 and our Chief Operating Officer, principal financial officer and principal accounting officer from January 2016 to May 2017. From June 2011 through December 2015, Mr. Hagan served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc. (“Orexigen”). From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. From 2004 to April 2008, Mr. Hagan served as Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures Fund, Mr. Hagan served as Head of Corporate Development for Amgen Inc. (“Amgen”) from 1998 to 2004. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Mr. Hagan served on the board of directors of Aurinia Pharmaceuticals, Inc. from February 2018 to June 2023, and he also previously served on the board of directors of Zosano Pharma Corp., from May 2015 to May 2022. He received an M.B.A. from Northeastern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego.

Alice S. Huang, Ph.D. has served on our Board of Directors since January 2021. Dr. Huang is currently Senior Faculty Associate of Biology and Biological Engineering at the California Institute of Technology ("Caltech"), having joined Caltech in July 1997. Previous to her tenure at Caltech she was Dean for Science and Professor of Biology at New York University, Professor of Microbiology and Molecular Genetics at Harvard Medical School and Director, Laboratories of Infectious Disease at Boston Children’s Hospital. She also served as director of Virus-Host Interactions in Cancer for 15 years, a training program at Harvard funded by the National Cancer Institute. Dr. Huang has served on the Board of Trustees of the Keck Graduate Institute since 1998 and has previously served on the Board of Trustees of Waksman Foundation for Microbiology, the Rockefeller Foundation, Public Agenda, Johns Hopkins University, the Health Effects Institute, and the University of Massachusetts. Dr. Huang has served on the advisory board of the Schlesinger Library at Radcliffe Institute since 2018. She has previously served on the advisory boards of the National Foundation for Infectious Diseases, the US Army Medical Research and Development Command and Food and Drug Administration. She has been a fellow of the American Association of Women in Science since 1978, American Academy of Microbiology since 1982, Academia Sinica in Taiwan since July 1990, and the American Association for the Advancement of Science since 2000, serving as its president from 2010 to 2011. Dr. Huang received her B.A., M.A. and Ph.D. degrees from the Johns Hopkins University.

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

Jake R. Nunn has served on our Board of Directors since June 2019. Since June 2024, Mr. Nunn has served as a Partner with SR One Capital Management, a life-science focused venture capital firm and previously served as a Venture Partner from January 2023 to June 2024. Previously, Mr. Nunn was a venture advisor at New Enterprise Associates, Inc. (“NEA”), a venture capital firm, where he was a partner from June 2006 until January 2019. Prior to joining NEA, he served as a partner and an analyst for the MPM BioEquities Fund, a life sciences fund at MPM Capital, L.P., a private equity firm. Previously, he was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex Brown & Sons. Mr. Nunn has served on the board of directors of Zenas Biopharma., a publicly-held biopharmaceutical company focused on autoimmune disorders, since May 2024, and Addex Therapeutics Ltd., a publicly-held biopharmaceutical company focused on allosteric modulators for neurological disorders since June 2018. Mr. Nunn served on the board of directors of Trevena, Inc., a publicly-held biotechnology company focused on the central nervous system from July 2013 until October 2024, Oventus Medical Ltd., a publicly-held medical device company from February 2020 until September 2023 and Hexima Limited, a publicly-held biopharmaceutical company focused on novel anti-fungals from September 2021 until June 2022. Mr. Nunn also served on the board of directors of Dermira, Inc., a publicly-held biopharmaceutical company focused on dermatology, from May 2011 until its acquisition by Eli Lilly and Company in February 2020. From 2009 to May 2015, Mr. Nunn served on the board of directors of Hyperion Therapeutics, Inc. and from 2008 to February 2016, Mr. Nunn served on the board of directors of TriVascular Technologies, Inc. Mr. Nunn received his A.B. in economics from Dartmouth College and his M.B.A. from the Stanford Graduate School of Business. He also holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco.

William H. Rastetter, Ph.D. has served on our Board of Directors since April 2013. From 2006 to February 2013, Dr. Rastetter served as a partner in the venture capital firm, Venrock. He served as Chief Executive Officer of IDEC Pharmaceuticals Corp. (“IDEC Pharmaceuticals”) from December 1986 through November 2003, and as Chair from May 1996 to November 2003. Upon the merger of IDEC Pharmaceuticals and Biogen Inc. in November 2003, Dr. Rastetter served as Executive Chair of Biogen Idec until the end of 2005. Dr. Rastetter served as Chair of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its Chair until the sale of the publicly held company to Celgene Corporation in 2015. Currently, he has served as the Chair of the board of directors of Fate Therapeutics, Inc., a publicly held biotechnology company, since November 2011; Chair of the board of directors of Neurocrine Biosciences, Inc., a publicly held biotechnology company, since May 2011 and on its board of directors since February 2010. He has served on the board of Iambic, a privately held company developing medicinal agents using proprietary artificial intelligence, since May 2023. Dr. Rastetter served; on the board of directors of Grail, Inc., formerly a privately-held company, from January 2016 through its acquisition by Illumina in August 2021, and as its Chair from August 2017 to November 2018. Dr. Rastetter served on the board of directors of Cerulean Pharma Inc. (“Cerulean”), a publicly held biotechnology company since January 2014, as its lead independent director from April 2014 to June 2016, and as its Chair from June 2016 until July 2017 when Cerulean and Daré Bioscience Inc. completed a reverse merger and he currently serves as Chair of the board of the surviving company, Daré Bioscience Inc., a publicly- traded company. In addition, he serves as an advisor to Illumina Ventures. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University.

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

Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. Ms. Witz is the founder and since November 2016, the president of PWH Advisors, a consultancy firm advising management at life science companies and investment firms. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. (“Sanofi”). Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. During her tenure at Sanofi, she launched multiple medicines across three continents, and strengthened the pipeline through licensing and partnerships. From 2009 to 2013, Ms. Witz served as President and CEO of General Electric’s (“GE”) Pharmaceutical Diagnostics, an integrated Pharmaceutical organization. Ms. Witz joined GE Healthcare in 1996, where she held various positions of increasing responsibilities and lead global businesses based out of the USA, France and the UK. She formerly worked for Becton Dickinson Pharmaceutical Systems from 1991 to 1996. Ms. Witz has served on the board of Fresenius Medical Care, since May 2016 and Revvity, Inc. (formerly PerkinElmer, Inc.), since October 2017. Ms. Witz also served on the board of Horizon Therapeutics, from August 2017 until its acquisition by Amgen, Inc. in October 2023, TESARO, Inc., from May 2018 until its acquisition by GlaxoSmithKline plc in January 2019 and from May 2016 to April 2018, served on the board of Savencia SA. Ms. Witz received her MBA from INSEAD, Fontainbleu, France and her M.S. in Biochemistry from the Institut National des Sciences Appliquées (INSA), Lyon, France. She was also previously a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France from 1989 to 1991.

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

3.12
Certificate of Decrease of Class A-1 Convertible Preferred Stock, Class A-2 Convertible Preferred Stock and Class A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 21, 2024).

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

10.5*
Regulus Therapeutics Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 17, 2024).

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

10.8*
Regulus Therapeutics Inc. 2021 Inducement Plan, as amended (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276484), filed with the SEC on January 12, 2024).

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

10.14*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2025.

10.15*	Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2025.

10.16*	Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2025.

10.17*	Preston Klassen, Yearly Discretionary Base Salary Increase, effective January 1, 2025.

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

10.24
Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021)

10.25
First Amendment to Lease Agreement, dated as of February 28, 2025, by and between the Registrant and ARE-SD Region No. 61, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 4, 2025).

10.26Ω
Securities Purchase Agreement, dated March 11, 2024, by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 14, 2024).

10.27†Ω
Patent & Technology License Agreement, dated as of October 22, 2024, by and between Regulus Therapeutics Inc. and The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on October 24, 2024).

19.1	Insider Trading Policy

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2024).

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

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Regulus Therapeutics Inc.
Date: March 13, 2025	By:	/s/ Joseph P. Hagan
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

Signature	Title	Date

/s/ Joseph P. Hagan	Chief Executive Officer and Director
Joseph P. Hagan	(Principal Executive Officer)	March 13, 2025

/s/ Cris Calsada	Chief Financial Officer
Cris Calsada	(Principal Financial Officer)	March 13, 2025

/s/ Daniel J. Penksa	Vice President, Finance & Controller
Daniel J. Penksa	(Principal Accounting Officer)	March 13, 2025

/s/ Stelios Papadopoulos
Stelios Papadopoulos, Ph.D.	Chairman of the Board of Directors	March 13, 2025

/s/ David Baltimore
David Baltimore, Ph.D.	Director	March 13, 2025

/s/ Kathryn Collier
Kathryn Collier	Director	March 13, 2025

/s/ Alice Huang
Alice Huang, Ph.D.	Director	March 13, 2025

/s/ Preston Klassen
Preston Klassen, M.D.	Director	March 13, 2025

/s/ Jake R. Nunn
Jake R. Nunn	Director	March 13, 2025

/s/ William H. Rastetter
William H. Rastetter, Ph.D.	Director	March 13, 2025

/s/ Hugh Rosen
Hugh Rosen, M.D., Ph.D.	Director	March 13, 2025

/s/ Pascale Witz
Pascale Witz	Director	March 13, 2025