Form 10-K/A
period 2024-12-31
Regulus Therapeutics Inc.
filed 2025-04-30
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
Commission file number:
001-35670

Regulus Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4738379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4224 Campus Point Court, Suite 210 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Regulus Therapeutics Inc. (the “Company,” “Regulus,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Filing”). We are filing this Amendment to provide the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2024. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are also not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our Board of Directors currently consists of ten directors. The following is a brief biography of each director, including their ages, and a discussion of the specific experience, qualifications, attributes or skills of each director.

Name	Age	Position Held With the Company
Dr. Stelios Papadopoulos	76	Chair of the Board of Directors
Ms. Kathryn J. Collier	57	Director
Dr. David Baltimore	87	Director
Mr. Joseph P. Hagan	56	Director and Chief Executive Officer
Dr. Alice S. Huang	86	Director
Dr. Preston S. Klassen	56	Director, President and Head of Research & Dev.
Mr. Jake R. Nunn	54	Director
Dr. William H. Rastetter	77	Director
Dr. Hugh Rosen	66	Director
Ms. Pascale Witz, MBA, MSc	58	Director

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

Kathryn J. Collier has served on our Board of Directors since April 2018. From March 2022 until January 2024, Ms. Collier served as the Senior Vice President of Corporate Finance for Pattern Energy Group LP, a privately held renewable energy company. From July 2019 to March 2022, Ms. Collier served as the Vice President for Audit Services of Sempra Energy (“Sempra”), a publicly traded energy services holding company overseeing the internal audit function for Sempra, including the Financial Leadership Program and audit oversight of Sempra’s operating companies. From March 2019 to July 2019, Ms. Collier served as the Chief Strategy and Origination Officer for Sempra LNG, a wholly owned subsidiary of Sempra. From August 2018 to March 2019, Ms. Collier served as Chief Financial Officer and Chief Administrative Officer for Sempra North America Infrastructure. Ms. Collier also previously served as Vice President and Treasurer for Sempra from April 2012 to August 2018. Ms. Collier has previously served on the boards of two large-cap utilities in South America, primarily owned by Sempra (Luz del Sur, a public Peruvian utility traded on the Lima Stock Exchange, and Chilquinta Energia, a privately held utility, located in Chile) from 2017-2019 and prior to their ultimate sale. Prior to joining Sempra in 2012, Ms. Collier held several executive positions within global corporation and investment banking at Bank of America. Ms. Collier holds a B.S. in accounting from Valparaiso University. Our Nominating and Corporate Governance Committee believes that Ms. Collier is qualified to serve on our Board of Directors due to her extensive financial and operational experience, her experience in investment banking and her corporate governance experience with various boards.

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

Alice S. Huang, Ph.D. has served on our Board of Directors since January 2021. Dr. Huang is currently Senior Faculty Associate of Biology and Biological Engineering at the California Institute of Technology (“Caltech”), having joined Caltech in July 1997. Previous to her tenure at Caltech she was Dean for Science and Professor of Biology at New York University, Professor of Microbiology and Molecular Genetics at Harvard Medical School and Director, Laboratories of Infectious Disease at Boston Children’s Hospital. She also served as director of Virus-Host Interactions in Cancer for 15 years, a training program at Harvard funded by the National Cancer Institute. Dr. Huang has served on the Board of Trustees of the Keck Graduate Institute since 1998 and has previously served on the Board of Trustees of Waksman Foundation for Microbiology, the Rockefeller Foundation, Public Agenda, Johns Hopkins University, the Health Effects Institute, and the University of Massachusetts. Dr. Huang has served on the advisory board of the Schlesinger Library at Radcliffe Institute since 2018. She has previously served on the advisory boards of the National Foundation for Infectious Diseases, the US Army Medical Research and Development Command and Food and Drug Administration. She has been a fellow of the American Association of Women in Science since 1978, American Academy of Microbiology since 1982, Academia Sinica in Taiwan since July 1990, and the American Association for the Advancement of Science since 2000, serving as its president from 2010 to 2011. Dr. Huang received her B.A., M.A. and Ph.D. degrees from the Johns Hopkins University. Our Nominating and Corporate Governance Committee believes that Dr. Huang is qualified to serve on our Board of Directors due to the many years she has spent in scientific academia, which has provided her with a deep understanding of our scientific activities.

Preston S. Klassen, M.D. Dr. Klassen has served on our Board of Directors and as our President and Head of Research and Development since June 2023. Dr. Klassen previously served as President and Chief Operating Officer of Zura Bio Limited from February to April 2023. From June 2020 to February 2023, Dr. Klassen served as President and Chief Executive Officer and as a member of the Board of Directors of Metacrine, Inc., a biopharmaceutical company. From March 2017 to June 2020, Dr. Klassen served as Executive Vice President, Head of Research and Development and Chief Medical Officer of Arena Pharmaceuticals, Inc., a biopharmaceutical company. From June 2016 to March 2017, he was Chief Medical Officer of Laboratoris Sanifit S.L., a biotechnology company, and prior to that, from November 2009 to May 2016, was Executive Vice President, Head of Global Development at Orexigen Therapeutics, Inc. Dr. Klassen also held several positions of increasing responsibility at Amgen Inc., including Therapeutic Area Head for Nephrology. Before joining Amgen, he was a faculty member in the Division of Nephrology at Duke University Medical Center. From February 2014 to May 2020, Dr. Klassen served on the board of directors of Conatus Pharmaceuticals Inc., a publicly traded biotechnology company that merged with Histogen Inc. in May 2020. Dr. Klassen holds a B.S. in Chemistry from Central University of Iowa. Dr. Klassen received his medical degree from the University of Nebraska College of Medicine and completed his residency in internal medicine, fellowship in nephrology, and Master of Health Sciences degree at Duke University. Our Nominating and Corporate Governance Committee believes that Dr. Klassen’s expertise in nephrology, business development, commercialization and research and development qualify him to serve on our Board of Directors.

Jake R. Nunn has served on our Board of Directors since June 2019. Since June 2024, Mr. Nunn has served as a Venture Partner with SR One Capital Management, a life-science focused venture capital firm and previously served as a Venture Partner from January 2023 to June 2024. Previously, Mr. Nunn was a venture advisor at New Enterprise Associates, Inc. (“NEA”), a venture capital firm, where he was a partner from June 2006 until January 2019. Prior to joining NEA, he served as a partner and an analyst for the MPM BioEquities Fund, a life sciences fund at MPM Capital, L.P., a private equity firm. Previously, he was a healthcare research analyst and portfolio manager at Franklin Templeton Investments and an investment banker with Alex Brown & Sons. Mr. Nunn has served on the board of directors of Zenas Biopharma, a publicly-held biopharmaceutical company focused on immune disorders since May 2024, Addex Therapeutics Ltd., a publicly-held biopharmaceutical company focused on allosteric modulators for neurological disorders since June 2018. Mr. Nunn served on the board of directors of Trevena, Inc., a publicly held biotechnology company focused on the central nervous system from July 2013 to October 2024, Oventus Medical Ltd., a publicly held medical device company from February 2020 until September 2023 and Hexima Limited, a publicly-held biopharmaceutical company focused on novel anti-fungals from September 2021 until June 2022. Mr. Nunn also served on the board of directors of Dermira, Inc., a publicly held biopharmaceutical company focused on dermatology, from May 2011 until its acquisition by Eli Lilly and Company in February 2020. From 2009 to May 2015, Mr. Nunn served on the board of directors of Hyperion Therapeutics, Inc. and from 2008 to February 2016, Mr. Nunn served on the board of directors of TriVascular Technologies, Inc. Mr. Nunn received his A.B. in economics from Dartmouth College and his M.B.A. from the Stanford Graduate School of Business. He also holds the Chartered Financial Analyst designation and is a member of the CFA Society of San Francisco. Our Nominating and Corporate Governance Committee believes that Mr. Nunn is qualified to serve on our Board of Directors due to his extensive financial experience, his experience in investment banking and his corporate governance experience with various boards.

William H. Rastetter, Ph.D. has served on our Board of Directors since April 2013. Dr. Rastetter is co-founder and Chairman of the non-profit, San Diego Squared, that focuses on preparing students from underserved communities for careers in STEM. From 2006 to February 2013, Dr. Rastetter served as a partner in the venture capital firm, Venrock. He served as Chief Executive Officer of IDEC Pharmaceuticals Corp. (“IDEC Pharmaceuticals”) from December 1986 through November 2003, and as Chair from May 1996 to November 2003. Upon the merger of IDEC Pharmaceuticals and Biogen Inc. in November 2003, Dr. Rastetter served as Executive Chair of Biogen Idec until the end of 2005. Dr. Rastetter served as Chair of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its Chair until the sale of the publicly held company to Celgene Corporation in 2015. Currently, he has served as the Chair of the board of directors of Fate Therapeutics, Inc., a publicly held biotechnology company, since November 2011; Chair of the board of directors of Neurocrine Biosciences, Inc., a publicly held biotechnology company, since May 2011 and on its board of directors since February 2010. He has served on the board of Iambic, a privately held company developing medicinal agents using proprietary artificial intelligence, since May 2023. Dr. Rastetter served on the board of directors of Grail, Inc., a privately held company, from January 2016 through its acquisition by Illumina in August 2021, and as its Chair from August 2017 to November 2018. Dr. Rastetter served on the board of directors of Cerulean Pharma Inc. (“Cerulean”), a publicly held biotechnology company since January 2014, as its lead independent director from April 2014 to June 2016, and as its Chair from June 2016 until July 2017 when Cerulean and Daré Bioscience Inc. completed a reverse merger and he currently serves as Chair of the board of the surviving company, Daré Bioscience Inc., a publicly-traded company. In addition, he serves as an advisor to Illumina Ventures. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University. Our Nominating and Corporate Governance Committee believes that Dr. Rastetter’s knowledge and expertise regarding the biotechnology industry and his leadership experience on various biotechnology company boards of directors qualifies him to serve on our Board of Directors.

Hugh Rosen, M.D., Ph.D. has served on our Board of Directors since June 2016. Dr. Rosen has served as a professor at the Scripps Research Institute of La Jolla (“TSRI”) since 2002 and as its Chair of Molecular and Cellular Biology since August 2023. From April 2017 until March 2023, Dr. Rosen served as the President and Chair of the Board of ActivX Biosciences, Inc., a wholly owned biopharmaceutical subsidiary of Kyorin Pharmaceutical Co., Ltd. Prior to joining TSRI, Dr. Rosen served in various capacities with Merck Research Laboratories most recently serving as Executive Director in Immunology, Rheumatology and Infectious Diseases and Chair of the Worldwide Business Strategy Team for Antibacterials and Antifungals, reporting to the Management Committee. Dr. Rosen was a scientific founder of Receptos, Inc., now a wholly owned biopharmaceutical subsidiary of Celgene Corporation, and of BlackThorn Therapeutics, now Neumora Therapeutics, Inc., a publicly held biopharmaceutical company. He received his M.D. from the University of Cape Town, South Africa and his Ph.D. in Physiological Sciences from Oxford. Our Nominating and Corporate Governance Committee believes that Dr. Rosen is qualified to serve on our Board of Directors due to the many years Dr. Rosen has spent in scientific academia as well as the biopharmaceutical industry, which has provided him with a deep understanding of our industry and our activities.

Pascale Witz, MBA, MSc has served on our Board of Directors since June 2017. Ms. Witz is the founder and since November 2016, the president of PWH Advisors, a consultancy firm advising management at life science companies and investment firms. From September 2015 through May 2016, Ms. Witz served as the Executive Vice President, Diabetes & Cardiovascular for Sanofi, S.A. (“Sanofi”). Prior to that position, Ms. Witz served as the Executive Vice President, Global Divisions and Strategic Development, commencing in July 2013. During her tenure at Sanofi, she launched multiple medicines across three continents, and strengthened the pipeline through licensing and partnerships. From 2009 to 2013, Ms. Witz served as President and CEO of General Electric’s (“GE”) Pharmaceutical Diagnostics, an integrated pharmaceutical organization. Ms. Witz joined GE Healthcare in 1996, where she held various positions of increasing responsibilities and lead global businesses based out of the USA, France and the UK. She formerly worked for Becton Dickinson Pharmaceutical Systems from 1991 to 1996. Ms. Witz has served on the board of Fresenius Medical Care AG , since May 2016, and Revvity, Inc. (formerly PerkinElmer, Inc.), since October 2017. Ms. Witz also served on the board of Horizon Therapeutics from August 2017 until its acquisition by Amgen, Inc. in October 2023, TESARO, Inc., from May 2018 until its acquisition by GlaxoSmithKline plc in January 2019, and Savencia SA from May 2016 to April 2018. Ms. Witz received her MBA from INSEAD, Fontainbleu, France and her M.S. in Biochemistry from the Institut National des Sciences Appliquées (INSA), Lyon, France. She was also previously a Ph.D. student in Molecular Biology at the Centre National de la Recherche Scientifique, Strasbourg, France from 1989 to 1991. Our Nominating and Corporate Governance Committee believes that Ms. Witz is qualified to serve on our Board of Directors due to her knowledge, expertise and prior employment in the pharmaceutical industry and her experience on other company boards, which has provided her with a deep understanding of our industry and our activities.

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Audit Committee is currently composed of three directors: Ms. Collier (who Chairs the Audit Committee), Mr. Nunn and Dr. Papadopoulos. Our Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.regulusrx.com. Our Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards).

Our Board of Directors has determined that Ms. Collier qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board of Directors has made a qualitative assessment of Ms. Collier’s level of knowledge and experience based on a number of factors, including her formal education, her experience in the investment banking industry and as the holder of various positions with responsibility for finance of a subsidiary of a major publicly traded energy services holding company.

EXECUTIVE OFFICERS
The following table sets forth our current executive officers, their ages, and the positions held by each such person with the Company:

Name	Age	Position Held With the Company
Joseph P. Hagan	56	Chief Executive Officer
Preston S. Klassen, M.D.	56	President and Head of Research & Development
Cris Calsada	56	Chief Financial Officer
Christopher Aker	64	Senior Vice President and General Counsel
The biographical information for Mr. Hagan and Dr. Klassen is set forth above under the heading “Board of Directors.”
Christopher Aker
has served as our Senior Vice President and General Counsel since January 2019, and before that served as our Senior Director, Legal Affairs from February 2011 to January 2019. Prior to joining us, Mr. Aker served as the Senior Director, Administration and Senior Corporate Counsel for Phenomix Corporation (“Phenomix”), a privately held biopharmaceutical company, and was responsible for operational and legal oversight. Prior to Phenomix, Mr. Aker was Senior Corporate Counsel at SUGEN, Inc. (“SUGEN”), a wholly- owned subsidiary of Pharmacia, until its acquisition by Pfizer Inc. Prior to SUGEN, Mr. Aker was in private practice with various law firms. Mr. Aker received his B.A. in International Relations from the University of California, Davis and his J.D. from Santa Clara University.
Cris Calsada
joined Regulus in August 2019 and currently serves as our Chief Financial Officer. Prior to joining us, she served as Chief Financial Officer for Sanifit Therapeutics, S.A. (“Sanifit”) from December 2017 to August 2019. Prior to her employment with Sanifit, Ms. Calsada was self-employed as a finance consultant to various life sciences companies. From 2004 until its acquisition in 2015, she served in positions of increasing responsibility with Ambrx, Inc. (“Ambrx”), most recently serving as its Chief Operating Officer and Vice President of Finance. Prior to Ambrx, she worked for Sony Online Entertainment as its Executive Director of Finance and Controller. Earlier in her career, she practiced as a certified public accountant. Ms. Calsada received a B.S. in Business Administration with emphasis in Accounting from San Diego State University and an M.B.A. from the University of Southern California Marshall School of Business.
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
FAMILY RELATIONSHIPS
Except for David Baltimore, Ph.D. and Alice S. Huang, Ph.D., who are spouses, there are no family relationships between any of our directors or executive officers.
INSIDER TRADING POLICY; HEDGING POLICY
We have adopted an Insider Trading and Window Period Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading and Window Period Policy is filed as an exhibit to our Original Filing. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

The Company’s Insider Trading and Window Period Policy also provides that no officer, director, other employee or consultant of the Company may engage in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to the Company’s stock at any time. In addition, no officer, director, other employee or consultant of the Company may margin, or make any offer to margin, any of the Company’s stock, including without limitation, borrowing against such stock, at any time.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

Named Executive Officers. The following individuals are our “Named Executive Officers” or “NEOs” for the year ended December 31, 2024:

•	Joseph P. Hagan, our Chief Executive Officer;

•	Preston S. Klassen, M.D., our President and Head of Research & Development; and

•	Cris Calsada, our Chief Financial Officer.

Summary Compensation Table for Fiscal Year 2024

The following table shows compensation awarded to, paid to, or earned by, the Named Executive Officers for the years indicated.

Name	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Joseph P. Hagan	2024	640,440	161,200	2,657,159	422,644	—	3,881,443
Chief Executive Officer	2023	615,800	88,000	1,528,091	332,532	9,900	2,574,323
Preston S. Klassen, M.D.(5)	2024	494,000	78,000	1,404,127	266,760	—	2,242,887
President and Head of Research & Development
Cris Calsada	2024	425,000	54,600	1,208,262	233,750	10,350	1,931,962
Chief Financial Officer	2023	390,000	33,300	455,674	179,400	9,900	1,068,274

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock units (“RSUs”) granted during the years indicated, computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions (“ASC 718”). These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the RSU or the sale of the common stock underlying such stock awards. The grant date fair value of time-based restricted stock unit awards are based on the market price of the stock on the grant date. The grant date fair value of the RSUs granted during 2023 and 2024 that vest based on performance conditions is reported based on the probable outcome of such performance conditions, as determined in accordance with ASC 718, which is the same as the grant date fair value of such awards at the grant date, assuming that the highest level of performance conditions will be achieved.

(2)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of stock options granted during the years indicated, computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)

Amounts shown include annual performance bonuses paid to Mr. Hagan, Dr. Klassen and Ms. Calsada, earned for the years indicated. For more information, see below under “Annual Performance-Based Bonus Opportunity.”

(4)	Amounts shown represent 401(k) plan matching contributions.
(5)	Dr. Klassen commenced his employment with the Company on June 12, 2023 and was not a Named Executive Officer in 2023.

Narrative Disclosure to Summary Compensation Table

The three principal components of our executive compensation program for our Named Executive Officers in 2024 were base salary, annual performance-based (cash) bonus opportunity and equity compensation. We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each Named Executive Officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. In line with our pay for performance philosophy, we structured a significant portion of our Named Executive Officers’ 2024 compensation to be variable, at risk and tied directly to our measurable performance in the form of performance-based bonuses and equity incentives.

Pay for Performance/At-Risk Pay

Our executive compensation program is designed to reward achievement of the specific strategic goals that we believe will advance our business strategy and create long-term value for our stockholders. Consistent with our goal of attracting, motivating and retaining a high-caliber executive team, our executive compensation program is designed to pay for performance. We utilize compensation elements that meaningfully align our NEOs’ interests with those of our stockholders to create long-term value. As such, a significant portion of our Chief Executive Officer’s and other executive officers’ compensation is “at-risk”, performance-based compensation, in the form of long-term equity awards (including, in 2024, performance-vesting equity awards) and annual cash incentives that are only earned if we achieve measurable corporate metrics.

Base Salary

In December 2023, the Compensation Committee reviewed the base salaries for our Named Executive Officers, the market data from Aon/Radford, our 4% Company-wide corporate merit increase target for base salaries, the scope of each executive’s responsibilities for 2023, each executive’s prior experience and internal pay equity in order to determine 2024 base salaries of our NEOs. In addition, Ms. Calsada’s salary was increased to more closely align with the 25th percentile of base salary for positions similar to that at the Company’s peer companies.

The Named Executive Officers’ 2024 annual base salaries (effective January 1, 2024) and increases from 2023 annual base salaries approved by the Compensation Committee (or the Board of Directors, with respect to Mr. Hagan) were as follows:

Name	2024 Base Salary ($)	Increase from 2023 Base Salary (%)
Joseph P. Hagan	640,440	4.0%
Preston S. Klassen, M.D.	494,000	4.0%
Cris Calsada	425,000	8.9%

The annual base salaries for Mr. Hagan, Dr. Klassen and Ms. Calsada were increased, effective January 1, 2025, to $666,016, $513,760 and $442,000, respectively.

Annual Performance-Based Bonus Opportunity

The annual performance-based (cash) bonus each Named Executive Officer is eligible to receive is based on (1) the individual’s target bonus, as a percentage of base salary, (2) a Company-based performance factor (“CPF”), and (3) an individual performance factor (“IPF”). The actual performance-based bonus paid, if any, is calculated by taking into consideration the executive officer’s annual base salary, target bonus percentage, percentage attainment of the CPF and percentage attainment of the IPF.

Each Named Executive Officer’s target bonus for 2024, represented as a percentage of base salary, or a target bonus percentage, was 50% of base salary, with the exception of Mr. Hagan, which was 60% of base salary. The Compensation Committee determined that the target bonuses of each of our NEOs, other than our Chief Executive Officer, should be consistent to promote internal equity and reinforce teamwork across our leadership team.

Except for the Chief Executive Officer whose entire annual bonus depends upon the CPF, 80% of each NEO’s annual bonus is dependent upon the CPF, with the remaining 20% dependent upon such individual’s IPF.

At the end of the year, our Compensation Committee approves the extent to which we achieved the CPF based on the achievement of the applicable annual corporate goals. The extent to which each individual Named Executive Officer achieves his or her IPF is determined based on our Chief Executive Officer’s review and recommendation to our Compensation Committee. Our Compensation Committee makes the final decisions with respect to each IPF.

Additionally, our Compensation Committee has the discretion to determine the weighting of each of the goals that comprise the CPF and IPF. Our Compensation Committee may award a bonus in an amount above or below the amount resulting from the calculation described above, based on other factors that our Compensation Committee determines, in its sole discretion, are material to our corporate performance and provide appropriate incentives to our executives; for example, based on events or circumstances that arise after the original CPF and IPF goals are set.

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

For 2024, the CPF goals related primarily to advancing our most promising program, farabursen (formerly RGLS8429) for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in the clinic, while also making progress on our preclinical pipeline. The specific 2024 CPF goals were as follows:

Goals Related to our Lead Clinical Program of farabursen in ADPKD:

•	Complete the weight-based cohorts of our Phase 1b Multiple Ascending Dose Study (“MAD”) in ADPKD by the end of Q3 2024.

•	Successful completion of our End of Phase 1 meeting with the U.S. Food and Drug Administration (“FDA”) in December 2024.

•	Perform Phase 3 readiness activities to commence the Phase 3 of the ADPKD program in 2025.

Goals related to our Preclinical Pipeline:

•	Advance our research pipeline for the top central nervous system (“CNS”) programs and other kidney indications.

Goals related to our operations:

•	Secure additional financing to extend case runway at least three months beyond the End of Phase 1 meeting with FDA.

In January 2025, after careful review, our Board of Directors, upon the recommendation of our Compensation Committee, concluded that we had exceeded our goals and awarded a CPF of 110%, based on the following:

•

We completed the weight-based cohorts in our Phase 1 clinical study in ADPKD ahead of schedule and the resulting data demonstrated encouraging results consistent with our understanding of PC1 and PC2 in preclinical models.

•

We successfully completed our End of Phase 1 meeting with the FDA, reaching alignment with it regarding the acceptability of the farabursen program’s manufacturing, non-clinical and clinical pharmacology plans and key components of a Phase 3 trial design as a single pivotal study.

•

We completed our planned Phase 3 readiness activities including completing an upsized enrollment of the fourth cohort of patients in our Phase 1b which provided further confidence in the fixed dose selected for the Phase 3; made improvements in our process development for farabursen and completed our CMC readiness activities to support Phase 3 commencement.

•

We successfully advanced our preclinical pipeline for CNS and other kidney indications, completing key pre-clinical proof-of-concept studies and non-GMP toxicology studies with lead development candidates.

•

Following the successful outcome of our second cohort in the Phase 1b farabursen study, we were able to raise an additional $100 million in an over-subscribed private placement, providing us funds into 2026 and exceeding the goal of three months of cash post End of Phase 1 meeting.

The IPF goals varied by individual and included individual performance contributions towards accelerating our development of farabursen, advancing our preclinical pipeline and supporting our growth with additional capital, fostering a culture of value creation, attracting and retaining key talent and building good processes and policies.

Based on our Chief Executive Officer’s recommendations and our Compensation Committee’s deliberations with respect to each Named Executive Officer’s individual performance against the IPF, our Compensation Committee and Board of Directors approved a performance-based bonus for each of our Named Executive Officers as set forth in the table below based on a 110% CPF achievement and the achievement of IPF as indicated in the table below:

Name	Target Bonus ($)	IPF Achievement (%)	Cash Bonus Paid ($)
Joseph P. Hagan	$384,240	—	$422,644
Preston S. Klassen, M.D.(1)	$247,000	100%	$266,760
Cris Calsada(2)	$212,500	110%	$233,750

(1)

Dr. Klassen’s performance-based bonus was approved based on 110% CPF and 100% IPF in recognition of his leadership of the development teams responsible for execution on the farabursen Phase 1b multiple ascending dose clinical study, his leadership of our regulatory team resulting in a successful End of Phase 1 meeting with FDA and his leadership of our preclinical teams resulting in advancement of those programs toward clinical development.

(2)

Ms. Calsada’s performance-based bonus was approved based on the 110% CPF and 110% IPF in recognition of her leadership in securing the financing in March 2024, financial oversight of and strategic input on our ongoing farabursen development activities and managing personnel associated with manufacturing.

Equity-Based Incentive Awards

The Compensation Committee believes equity incentives motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock and, in the case of performance-vesting awards, measurable performance goals. In the recent past, we have primarily granted equity awards in the form of RSUs that vest based on achievement of specific Company performance goals. As part of our annual grants to NEOs, the Compensation Committee granted performance-vesting RSUs in addition to time-vesting stock options. In addition, on May 20, 2024 following our 2024 Annual Meeting of Stockholders wherein our stockholders voted in favor of a proposal to increase the aggregate number of shares available under our 2019 Equity Incentive Plan (“2019 Plan”), we made an additional grant of time-vesting stock options to all employees and additional performance-vesting stock option grants to our executive team, including our NEOs. The additional grants were made to enable us to have a competitive equity incentive program to compete with our peer group for key talent.

2024 Stock Option Awards and RSUs. In 2024, each of our Named Executive Officers were granted time-vesting stock options, performance-vesting RSUs and performance-vesting stock options in the amounts listed below.

Name	Time-Vesting Stock Options (# of shares)(1)	Performance-Vesting RSUs (# of shares)(2)	Performance-Vesting Stock Options (# of shares)(3)
Joseph P. Hagan	1,239,000	124,000	510,000
Preston S. Klassen, M.D.	648,000	60,000	272,000
Cris Calsada	547,000	42,000	238,000

(1)

Consists of (a) stock options in the amounts of 249,000 to Mr. Hagan, 120,000 to Dr. Klassen and 85,000 to Ms. Calsada granted on January 12, 2024 at an exercise price of $1.30 per share and (b) stock options in the amounts of 990,000 to Mr. Hagan, 528,000 to Dr. Klassen and 462,000 to Ms. Calsada granted on May 20, 2024 at an exercise price of $2.01 per share. Each such option vests in equal monthly installments over a 48 month period following either January 12, 2024 (for options granted on January 12, 2024) or May 20, 2024 (for options granted on May 20, 2024), subject to the recipient’s Continuous Service (as defined in the 2019 Plan) to the Company through each such vesting date.

(2)

Consists of a performance-vesting RSU award granted on January 12, 2024. The shares were to commence vesting upon achievement of a specified development goal related to our farabursen program. In order for 100% of the shares to vest, the goal had to be achieved by March 31, 2025. After this date, the percentage of the shares that are eligible to vest would be reduced, and if not achieved by December 31, 2025, the award would be cancelled in its entirety. On January 9, 2025, the Compensation Committee concluded the goal had been achieved and vesting of the shares commenced. Fifty percent of the shares subject to the award immediately vested upon achievement with the remaining shares vesting on the first anniversary of the vesting commencement date, subject to the recipient’s Continuous Service (as defined in the 2019 Plan) to the Company through such vesting date.

(3)

Consists of a performance-vesting stock option award granted on May 20, 2024 at an exercise price of $2.01 per share. The shares will commence vesting only upon achievement of a specified development goal related to our farabursen program. Once the development goal is achieved, 50% of the shares subject to the grant will immediately vest with the remaining 50% vesting in equal monthly installments over the 24 months following the vesting commencement date, subject to the recipient’s Continuous Service (as defined in the 2019 Plan) to the Company through each such vesting date.

Other Compensation

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We also pay the premiums for term life insurance and long-term disability for all of our employees, including our Named Executive Officers. None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. We generally do not provide perquisites or personal benefits to our Named Executive Officers, although we may from time to time provide reasonable benefits as our Compensation Committee determines appropriate.

All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit under the Code, and to have these amounts contributed to our 401(k) plan. In 2024, we provided a $0.50 match for every dollar our employees elected to defer up to 6% of their eligible compensation. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Agreements with Named Executive Officers

Employment Agreements. We have entered into employment agreements with each of our Named Executive Officers, each of which provides for at-will employment and are described below.

Employment Agreement with Mr. Hagan. We previously entered into an employment agreement with Mr. Hagan, with an effective date of January 1, 2016. Pursuant to his employment agreement, Mr. Hagan is entitled to receive an annual base salary and is eligible to earn an annual performance bonus.

Employment Agreement with Dr. Klassen. In June 2023, we entered into an employment agreement with Dr. Klassen. Pursuant to his employment agreement, Dr. Klassen is entitled to receive an annual base salary and is eligible to earn an annual performance bonus.

Employment Agreement with Ms. Calsada. In August 2019, we entered into an employment agreement with Ms. Calsada upon her commencement of employment as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Calsada is entitled to receive an annual base salary and is eligible to earn an annual performance bonus.

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

If we terminate a Named Executive Officer’s employment “without cause” (other than due to his/her death or complete disability) or if the Named Executive Officer resigns for “good reason” at any time other than during the period beginning one month before and ending 12 months following a change in control, the Named Executive Officer will receive, subject to our receiving an effective release and waiver of claims, (1) 12 months (or 18 months for the Chief Executive Officer) of such Named Executive Officer’s then-current base salary (disregarding any decrease that forms the basis for a resignation for good reason) paid in a lump sum (with respect to Mr. Hagan and Ms. Calsada) or installments (with respect to Dr. Klassen), (2) a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of 12 months (or 18 months for the Chief Executive Officer) and (3) vesting acceleration of all outstanding options and other equity incentive awards subject to time-vesting held by the Named Executive Officer as of such termination or resignation.

If we terminate a Named Executive Officer’s employment without cause (other than due to his/her death or complete disability) or if the Named Executive Officer resigns for good reason, in each case during the period beginning one month before and ending 12 months following a change in control, in addition to the severance payment described above, we will also be obligated to pay, subject to receiving an effective release and waiver of claims, a lump sum payment equal to the target amount of the Named Executive Officer’s annual performance bonus for the year of termination or resignation.

In addition, pursuant to each Named Executive Officer’s employment agreement, all outstanding stock options subject to vesting based on Company performance that are held by such Named Executive Officer immediately before a change in control shall become fully vested and exercisable as of immediately before, and contingent upon, the change in control, provided that such Named Executive Officer remains employed by us as of such date. These options are described below in the table entitled Outstanding Equity Awards at Fiscal Year-End.

Additionally, the terms of the equity awards granted to our Named Executive Officers are subject to the terms of our equity plans and award agreements thereunder, which includes accelerated vesting provisions upon certain material change in control transactions. We do not provide any excise tax gross-ups on change-in-control benefits.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards as of December 31, 2024, for the Named Executive Officers:

			Option Awards(1)							Stock Awards
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Stock Options (#) Exercisable	Number of Securities Underlying Unexercised Stock Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested ($)
Joseph P. Hagan	2/5/2019	(2)	1/1/2019	6,500				9.50	2/4/2029
	2/5/2019	(3)	5/14/2019	1,000				9.50	2/4/2029
	10/10/2019	(2)	10/10/2019	99,999				6.40	10/9/2029
	1/22/2020	(2)	1/1/2020	90,000				13.10	1/21/2030
	1/22/2020	(4)	5/10/2022	29,999				13.10	1/21/2030
	1/22/2020					29,999	(10)	13.10	1/21/2030
	2/4/2021	(2)	1/1/2021	58,750	1,250			15.90	2/3/2031
	1/12/2022	(2)	1/1/2022	116,669	43,331			2.60	1/11/2032
	1/11/2023	(2)	1/1/2023	47,916	52,084			1.48	1/20/2033
	1/11/2023	(7)	1/12/2024							30,000	47,400
	8/10/2023	(2)	8/10/2023	437,499	875,001			1.36	8/09/2033
	8/10/2023	(5)								437,500	691,250
	1/12/2024	(2)	1/1/2024	57,062	191,938			1.30	1/11/2034
	1/12/2024	(5)								124,000	195,920
	5/20/2024	(2)	5/20/2024	144,375	845,625			2.01	5/19/2034
	5/20/2024	(9)	5/20/2024			437,500		2.01	5/19/2034
Preston S. Klassen, M.D.	6/12/2023	(8)		131,250	218,750			1.46	6/11/2023
	8/10/2023	(2)		75,000	150,000			1.36	8/9/2033
	8/10/2023									75,000	118,500
	1/12/2024	(2)		27,500	92,500			1.30	1/11/2034
	1/12/2024	(5)								60,000	94,800
	5/20/2024	(2)		77,000	451,000			2.01	5/19/2034
	5/20/2024	(9)				60,000		2.01
Cris Calsada	8/30/2019	(6)	8/30/2019	10,000				6.20	8/29/2029
	10/10/2019	(2)	10/10/2019	21,000				6.40	10/9/2029
	1/22/2020	(4)		5,000				13.10	1/21/2030
	1/22/2020					5,000	(10)	13.10	1/21/2030
	1/22/2020	(2)	1/22/2020	15,000				13.10	1/21/2030
	2/4/2021	(2)	1/1/2021	14,687	313			15.90	2/3/2031
	1/12/2022	(2)	1/1/2022	34,999	13,000			2.60	1/11/2032
	1/11/2023	(2)	1/1/2023	21,562	23,438			1.48	1/10/2033
	1/11/2023	(7)	1/12/2024							11,250	17,775
	8/10/2023	(2)	8/10/2023	124,992	250,008			1.36	8/09/2033
	8/10/2023	(5)								125,000	197,500
	1/12/2024	(2)	1/1/2024	19,479	65,521			1.30	1/11/2034
	1/12/2024	(5)								42,000	66,360
	5/20/2024	(2)	5/20/2025	67,375	394,625			2.01	5/19/2034
	5/20/2024	(9)				125,000		2.01	5/19/2034

(1)	Stock awards granted prior to October 2019 were granted under the 2012 Equity Incentive Plan. Stock awards granted thereafter were granted under the 2019 Plan.

(2)	Consists of stock options vesting in equal monthly installments over a 48 month period, subject to the recipient’s continued service to the Company through each such vesting date.
(3)

Consists of a performance-vesting stock option with an exercise price of $9.50 per share, which only vests upon achievement of a previously specified performance objective. On May 14, 2019, the Board of Directors concluded the Company had met the criteria to commence vesting of the performance-vesting stock option consisting of a Board-approved transaction which the Board, in its sole discretion, determines is reasonably expected to provide adequate cash runway for achievement of the Company’s strategic objectives. Because of the achievement of the performance objective, 50% of the shares subject to the grant immediately vested with the remaining shares vesting in equal monthly installments over the following 24 months.

(4)

Consists of a performance-vesting stock option with an exercise price of $13.10 per share which only vest upon achievement of a previously specified performance objective related to our most advanced clinical program, and in each case only if achieved by December 31, 2024. Upon achievement of the performance objective, 100% of the shares subject to the grant immediately vest. On May 10, 2022, our Board of Directors concluded the Company had met the criteria to commence vesting of one of the performance-vesting stock option consisting of the submission by the Company of a regulatory filing in support of its clinical program. Because of the achievement of the performance objective, 100% of the shares subject to the grant immediately vested.

(5)

Consists of a performance-vesting RSU award which vests only upon achievement of a specified development goal related to our farabursen program, with the number of eligible shares determined based on date of goal achievement. Upon achievement of the goal, 50% of the shares eligible to vest will immediately vest with the remaining shares vesting on the first anniversary of the vesting commencement date, subject to the recipient’s continued service to the Company through such vesting date. In January 2025, the Compensation Committee concluded that the goal had been achieved and vesting of the shares commenced.

(6)

Consists of a stock option that vests as follows: 25% of the shares subject to the grant vest on the first anniversary of the grant with the remainder vesting in equal monthly installments over a 36 month period, subject to the recipient’s continued service to the Company through each such vesting date.

(7)

Consists of a performance-vesting RSU which vests only upon achievement of a specified development goal related to our farabursen program. On January 12, 2024, our Compensation Committee concluded the Company had met the criteria to commence vesting of the RSU based upon the Company’s full enrollment in Cohort 3 of the Company’s clinical study. Because of the achievement of the performance objective, 50% of the shares subject to the goal immediately vested with the remaining to vest on the first anniversary of the vesting commencement date, subject to the recipient’s continued service to the Company through such vesting date.

(8)

Consists of a stock option that vests as follows: 25% of the shares subject to the grant vest on the first anniversary of the grant date with the remainder vesting in equal monthly installments over a 36 month period, subject to the recipient’s continued service to the Company through each such vesting date. This stock award was granted under the 2021 Inducement Plan, which was not approved by the Company’s stockholders.

(9)

Consists of a performance-vesting stock option which vests only upon achievement of a specified development goal related to our farabursen program. Upon achievement of the goal, 50% of the shares subject to the award will immediately vest with the remaining shares vesting on an equal monthly basis over the 24 months following the vesting commencement date, subject to the recipient’s continued service to the Company through each such vesting date.

(10)

Consists of performance-vesting stock options which would vest only upon achievement of a specified development goal related to a preclinical program. As the goal was not met before the end of the performance period on December 31, 2024, the grant was cancelled on March 6, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, the Company grants stock options to its employees, including the Named Executive Officers. Historically, the Company has typically granted new-hire
option awards on or soon after a new hire’s employment start date and promotion option awards on or soon after the employee’s promotion date. Annual refresh employee option grants are typically granted in January of each year, with the effective date tied to the effectiveness of the Company’s Form
S-8
registration statement registering the shares automatically added to the equity incentive plan on January 1st of each year pursuant to the plan’s annual evergreen provision, which grants are typically recommended and approved at regularly scheduled meetings of the Compensation Committee and the Board of Directors in the fourth quarter of the prior fiscal year. Also, non-employee
directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the non-employee
director compensation policy, as further described under the heading, “Director
Compensation—Non-Employee
Director Compensation Policy,” below. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Because we have a practice of generally granting stock options for new hires, promotions and refresh grants at specified times as described above, the Compensation Committee generally does not take material nonpublic information (“MNPI”) into account when determining the timing or terms of stock option awards and generally does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. For grants made outside of the circumstances described above, the Compensation Committee considers whether there is any MNPI about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI.
The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.
The following table is provided pursuant to Item 402(x)(2) of Regulation
S-K.

Name (a)	Grant date (b)	Number of securities underlying the award (c)	Exercise price of the award ($/Sh) (d)	Grant date fair value of the award (e)
Percentage change in the
closing market price of the
securities underlying the award
between the trading day ending
immediately prior to the disclosure
of material nonpublic information
and the trading day beginning
immediately following the
disclosure of material nonpublic
information
(f)

Joseph P. Hagan	5/20/2024	990,000	$2.01	$1,581,612	0.5%
Preston S. Klassen, M.D.	5/20/2024	528,000	$2.01	$843,526	0.5%
Cris Calsada	5/20/2024	462,000	$2.01	$738,085	0.5%
The above grants were granted one business day following the Company’s filing of a Form
8-K
to disclose its 2024 annual meeting results. The exercise price for the options granted above is the same as the closing price on the trading day following the filing of such Form
8-K.

DIRECTOR COMPENSATION

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash($)(1)	Option Awards ($)(2)(3)(4)	Total ($)
David Baltimore, Ph.D.	48,000	132,516	180,516
Kathryn J. Collier	60,000	132,516	192,516
Alice S. Huang, Ph.D.	46,000	132,516	178,516
Jake Nunn	50,000	132,516	182,516
Stelios Papadopoulos, Ph.D.	84,000	132,516	216,516
William H. Rastetter, Ph.D.	52,000	132,516	184,516
Hugh Rosen, M.D., Ph.D.	46,000	132,516	178,516
Pascale Witz	46,000	132,516	178,516

(1)	Amounts listed represent cash payments made for service on the Board of Directors or a committee of the Board of Directors which were earned in 2024.
(2)

Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2024 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(3)

Represents (i) the annual option grant to purchase 30,000 shares of our common stock granted to each of our non-employee directors serving on May 16, 2024 under our non-employee director compensation policy, as further described below, with grant date fair value equal to $44,025, and (ii) a special option grant to purchase 60,000 shares of our common stock granted to each non-employee director on May 20, 2024, with grant date fair value equal to $88,491. The latter grant is further explained below.

(4)

As of December 31, 2024, each non-employee director held outstanding options to purchase 154,975 shares with the exception of Dr. Huang who held 159,000 shares. As of December 31, 2024, none of our non-employee directors held unvested stock awards other than options.

Non-Employee Director Compensation Policy

We maintain a non-employee director compensation policy (our “director compensation policy”), that became effective following our initial public offering. Under our director compensation policy as in effect for the year ended December 31, 2024, we provide cash compensation in the form of an annual retainer of $40,000 to each of our non-employee directors (our “Eligible Directors”) other than the chair of the Board, to whom we provide a $70,000 cash retainer. We also pay an additional annual retainer of $20,000 to the chair of our Audit Committee, $10,000 to other Eligible Directors who serve on our Audit Committee, $12,000 to the chair of our Compensation Committee, $6,000 to other Eligible Directors who serve on our Compensation Committee, $8,000 to the chair of our Nominating and Corporate Governance Committee and $4,000 to other Eligible Directors who serve on our Nominating and Corporate Governance Committee. We have reimbursed and will continue to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to the compensation payable for their service as our employees.

Pursuant to our director compensation policy, each Eligible Director who is first elected to our Board of Directors is granted an option to purchase shares and/or RSU awards covering shares of the Company’s common stock on the date of his or her initial election to our Board of Directors. Each continuing Eligible Director also receives an annual option grant and/or RSU award at our annual meeting of stockholders. Per the director compensation policy, the Board of Directors will determine the number of shares underlying the awards and the vesting schedules.

In December 2023, the Board of Directors, upon the recommendation of the Compensation Committee, approved an annual option grant to purchase 30,000 shares to each Eligible Director re-elected at our annual meeting of stockholders in 2024. No recommendation was made for any new Eligible Director as none were expected to be appointed in 2024. In May 2024, the Board of Directors, upon the recommendation of the Compensation Committee, granted a stock option to purchase 60,000 shares to each Eligible Director. The recommendation was made following analysis and recommendations by Aon concerning the total options held by our directors as compared with the Company’s peers as a percentage of the Company. In December 2024, the Board of Directors, upon the recommendation of the Compensation Committee, approved an annual option grant to purchase 125,000 shares to each Eligible Director re-elected at our annual meeting of stockholders in 2025.

Each initial option granted to such Eligible Directors described above will vest and become exercisable with respect to one-third of the shares subject to the option on the first anniversary of the date of grant and the balance of the shares will vest and become exercisable in a series of 24 equal monthly installments thereafter, such that the option is fully vested on the third anniversary of the date of grant, subject to the Eligible Director continuing to provide services to us through such dates. Each annual option granted to such Eligible Directors described above will vest and become exercisable in 12 equal monthly installments such that the option will be fully vested on the first anniversary of the date of grant, or as of the date of the next annual meeting of the Company’s stockholders, whichever occurs first and subject to the Eligible Director continuing to provide services to us through such dates. The term of each option granted to an Eligible Director is 10 years and, in general, may remain exercisable with respect to the then-vested shares for up to 12 months following the termination of such Eligible Director’s continuous service. All awards granted under our director compensation policy will vest in full upon the closing of a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2025 by: (i) each of our directors; (ii) each of our Named Executive Officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our common stock and (iv) all of our current executive officers and directors as a group.

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

Percentage of beneficial ownership is based on 66,283,250 shares of common stock outstanding as of March 31, 2025. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying shares of convertible preferred stock and warrants and options held by such persons that are exercisable and restricted stock units which will vest, within 60 days following March 31, 2025. Unless otherwise indicated, the address for the persons and entities listed in the table below is c/o Regulus Therapeutics Inc., 4224 Campus Point Court, Suite 210, San Diego, CA 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
Federated Hermes Kaufmann Funds(1)	13,274,254	19.90%
4000 Ericsson Drive Warrendale, PA 15086
Deep Track Biotechnology Master Fund Ltd(2)	7,002,214	9.99%
200 Greenwich Ave, 3rd Floor Greenwich, CT 06830
Entities affiliated with New Enterprise Associates, Inc.(3)	6,646,102	9.99%
1954 Greenspring Dr., Suite 600 Timonium Maryland 21093
Entities affiliated with Octagon Investments Master Fund LP(4)	6,849,476	9.99%
654 Madison Avenue, 21st Floor New York, NY 10065
Vivo Opportunity Fund Holdings, L.P.(5)	5,000,000	7.55%
192 Lytton Avenue Palo Alto, CA 94301
BlackRock, Inc.(6)	4,236,569	6.40%
50 Hudson Yards New York, NY 10001
The Vanguard Group(7)	3,967,091	5.99%
100 Vanguard Blvd. Malvern, PA 19355
Named Executive Officers and Directors
David Baltimore, Ph.D.(8)	177,144	*
Cris Calsada(9)	543,746	*
Kathryn J. Collier(10)	161,715	*
Joseph P. Hagan(11)	1,790,169	2.64%
Alice S. Huang, Ph.D.(12)	156,000	*
Preston Klassen, M.D.(13)	530,449	*
Jake R. Nunn(14)	154,975	*
Stelios Papadopoulos, Ph.D.(15)	1,192,877	1.79%
William H. Rastetter, Ph.D.(16)	194,031	*
Hugh Rosen, M.D., Ph.D.(17)	156,746	*
Pascale Witz, MBA, MSc(18)	166,478	*
All current executive officers and directors as a group (12 persons)(19)		8.17%

*	Less than one percent.

(1)

Consists of an aggregate of 12,852,654 shares of common stock and 421,600 shares of common stock issuable upon conversion of Series A-4 convertible preferred stock held collectively by (i) Federated Hermes Kaufmann Small Cap Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Small Cap Fund”), (ii) Federated Hermes Kaufmann Fund, a portfolio of Federated Hermes Equity Funds (“Federated Hermes Kaufmann Fund”), and (iii) Federated Hermes Kaufmann Fund II, a portfolio of Federated Hermes Insurance Series (“Federated Hermes Kaufmann Fund II” and, collectively with the Federated Hermes Kaufmann Small Cap Fund and the Federated Hermes Kaufmann Fund, the “Federated Hermes Kaufmann Funds”). The number of shares beneficially owned by the Federated Hermes Kaufmann Funds in the aggregate is limited by a beneficial ownership limitation applicable to shares of nonvoting Class A-4 convertible preferred stock held by the Federated Hermes Kaufmann Funds, which limit the number of shares the Federated Hermes Kaufmann Funds can beneficially own upon conversion of the Class A-4 convertible preferred stock to a maximum of 19.90% of our outstanding common stock, a beneficial ownership limitation applicable to shares of nonvoting Class A-5 convertible preferred stock held by the Federated Hermes Kaufmann Funds, which limit the number of shares the Federated Hermes Kaufmann Funds can beneficially own upon conversion of the Class A-5 convertible preferred stock to a maximum of 9.99% of our outstanding common stock and a beneficial ownership limitation applicable to shares of our nonvoting Class A-6 convertible preferred stock held by the Federated Hermes Kaufmann Funds, which limit the shares that the Federated Hermes Kaufmann Funds can beneficially own upon conversion of the Class A-6 convertible preferred stock to a maximum of 14.99% of our outstanding stock.

(2)

Consists of 3,262,564 shares of common stock and 3,739,650 shares of common stock issuable upon conversion of Class A-6 convertible preferred stock held by Deep Track Biotechnology Master Fund Ltd. (“Deep Track Master Fund”). The number of shares beneficially owned by Deep Track Master Fund in the aggregate is limited by beneficial ownership limitations applicable to shares of Class A-6 convertible preferred stock, which limit the number of shares Deep Track Master Fund can beneficially own to a maximum of 9.99% of our outstanding common stock. Deep Track Capital, LP (the “Investment Manager”) serves as the investment manager of Deep Track Master Fund and may be deemed to beneficially own the shares held by Deep Track Master Fund. Deep Track Capital GP, LLC (the “General Partner”) is the general partner of the Investment Manager. David Kroin is the Chief Investment Officer of the Investment Manager and managing member of the General Partner and may be deemed to beneficially own the shares held by Deep Track Master Fund.

(3)

Consists of 6,467,802 shares of common stock and 178,300 shares of common stock issuable upon exercise of warrants (collectively, the “GEO Shares”) held by Growth Equity Opportunities Fund V, LLC (“GEO V”). New Enterprise Associates 16, L.P. (“NEA 16”), is the sole member of GEO V, NEA Partners 16, L.P. (“NEA Partners 16”), is the sole general partner of NEA 16 and NEA 16 GP, LLC (“NEA 16 LLC”), is the sole general partner of NEA Partners 16. Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Jr., Mohamad H. Makhzoumi, Scott D. Sandell and Paul Walker (collectively, the “Managers”), are the managers of NEA 16 LLC. The persons named herein are referred to individually herein as a NEA Reporting Person and collectively as the NEA Reporting Persons. GEO V is the record owner of the GEO V Shares. As the sole member of GEO V, NEA 16 may be deemed to own beneficially the GEO V Shares. As the general partner of NEA 16, NEA Partners 16 may be deemed to own beneficially the GEO V Shares. As the sole general partner of NEA Partners 16, NEA 16 LLC may be deemed to own beneficially the GEO V Shares. Each of the Managers of NEA 16 LLC may be deemed to own beneficially the GEO V Shares. The number of shares beneficially owned by the NEA Reporting Persons in the aggregate is limited by beneficial ownership limitations applicable to shares issuable upon exercise of warrants to purchase common stock and shares issuable upon conversion of shares of Class A-1 convertible preferred stock, Class A-2 convertible preferred stock, Class A-3 convertible preferred stock, Class A-4 convertible preferred stock, Class A-5 convertible preferred stock, and Class A-6 convertible preferred stock held by GEO V, which limit the number of shares the NEA Reporting Persons can beneficially own to a maximum of 9.99% of our outstanding common stock.

(4)

Consists of (i) 4,637,076 shares of common stock and 2,212,400 shares of common stock issuable upon conversion of Class A-6 convertible preferred stock (collectively the “Octagon shares”) held by Octagon Investments Master Fund LP and (by Octagon Private Opportunities Fund II LP. The number of shares beneficially owned by the Octagon entities is limited by beneficial ownership limitations applicable to shares of Class A-6 convertible preferred stock, which limit the number of shares the Octagon entities can beneficially own to a maximum of 9.99% of our outstanding common stock. The entities affiliated with Octagon are managed by Octagon Capital Advisors LP.

(5)	Consists of 5,000,000 shares of common stock held by Vivo Opportunity Fund Holdings, L.P. Vivo Opportunity, LLC is the general partner of Vivo Opportunity Fund Holdings, L.P.
(6)	Consists of 4,236,569 shares held by BlackRock, Inc.
(7)	Consist of 3,967,091 shares held by The Vanguard Group.
(8)

Consists of 22,169 shares of common stock held by Dr. Baltimore and 154,975 shares of common stock that Dr. Baltimore has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Does not include shares beneficially owned by Dr. Huang and reflected in note (12) below. Drs. Baltimore and Huang are spouses and therefore they may be deemed to beneficially own the shares held by one another.

(9)

Consists of 56,728 shares of common stock held by Ms. Calsada and 487,018 shares of common stock that Ms. Calsada has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(10)

Consists of 6,740 shares of common stock held by Ms. Collier and 154,975 shares of common stock that Ms. Collier has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(11)

Consists of (i) 290,808 shares of common stock held by Joseph P. Hagan and 1,496,385 shares of common stock that Mr. Hagan has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options and 2,976 shares of common stock issuable upon the exercise of warrants to purchase common stock.

(12)

Consists of 156,000 shares of common stock that Dr. Huang has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Does not include shares beneficially owned by Dr. Baltimore and reflected in note (8) above. Drs. Baltimore and Huang are spouses and therefore they may be deemed to beneficially own the shares held by one another.

(13)

Consists of 36,055 shares of common stock held by Dr. Klassen and 494,394 shares of common stock that Dr. Klassen has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(14)	Consists of 154,975 shares of common stock that Mr. Nunn has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(15)

Consists of 978,388 shares of common stock, 59,514 shares of common stock issuable upon the exercise of warrants to purchase common stock and 154,975 shares of common stock that Dr. Papadopoulos has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(16)

Consists of 39,056 shares of common stock and 154,975 shares of common stock that Dr. Rastetter has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options held by The Rastetter Family Trust (the “Rastetter Trust”). Dr. Rastetter is trustee of the Rastetter Trust and may be deemed to be the beneficial owner of the shares held by the Rastetter Trust.

(17)

Consists of 1,771 shares of common stock held by Dr. Rosen and 154,975 shares of common stock that Dr. Rosen has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(18)

Consists of 4,733 shares of common stock, 6,770 shares of common stock issuable upon the conversion of Class A-2 preferred stock held by Pascale Witz and 154,975 shares of common stock that Ms. Witz has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(19)

Includes all shares described in notes (8) through (18) above, as well as 60,796 shares held by one other executive officer and 475,973 shares such executive officer has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, awards, warrants and rights		Weighted-average exercise price of outstanding options, awards, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	13,275	(2)	$16.2157	—
2019 Equity Incentive Plan(4)	14,895,913	(3)	$2.0046	3,127,229
2022 Employee Stock Purchase Plan(5)	—		—	133,054
Equity compensation plans not approved by stockholders:
2021 Inducement Plan(6)	530,000	(2)	$1.7166	500,000

(1)

The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units, including performance-based restricted stock units, which have no exercise price.

(2)	All shares issuable upon exercise of options.
(3)	Consists of 13,506,913 shares issuable upon exercise of options and 1,389,000 shares issuable upon settlement of restricted stock units, including 1,389,000 performance-based restricted stock units.
(4)

Pursuant to an “evergreen” provision contained in the 2019 Plan, on January 1 of each year through 2029, the number of shares authorized for issuance under the 2019 Plan is automatically increased by a number equal to 5% of the sum of (a) (i) the total number of shares of common stock outstanding on December 31st of the preceding calendar year plus (ii) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year plus (iii) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year or (b) a number determined by our Board of Directors that is less than the amount in the foregoing clause.

(5)

Pursuant to an “evergreen” provision contained in the 2022 Employee Stock Purchase Plan, on January 1 of each year from 2023 until (and including) 2032, the number of shares authorized for issuance under the 2022 Employee Stock Purchase Plan is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; (b) 50,000 shares of common stock; and (c) a number determined by our Board of Directors that is less than the amounts set forth in the foregoing clauses (a) and (b).

(6)

The 2021 Inducement Plan, which was adopted by our Board of Directors in November 2021, provides for the grant of NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock and cash awards, and other forms of equity compensation, or collectively, stock awards which may be granted only to persons as a material inducement to their commencement of employment with us, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2021 Inducement Plan. Our Board of Directors has delegated its authority to administer the 2021 Inducement Plan to our Compensation Committee under the terms of our Compensation Committee’s charter. Grants under the 2021 Inducement Plan must be approved by the Compensation Committee (comprised of independent directors) or a majority of our independent directors (as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules) in order to comply with the exemption from the stockholder approval requirement for “inducement grants” provided under Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms of the Inducement Plan and awards granted thereunder are generally the same as the terms of our 2019 Plan as it relates to similar awards granted under our 2019 Plan. As of December 31, 2024, under the 2021 Inducement Plan, there were outstanding stock options to purchase 530,000 shares of our common stock and 500,000 shares of our common stock remained available for the grant of stock awards under the 2021 Inducement Plan.

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

Other than those transactions related to executive and director compensation that are not required to be disclosed under this Item pursuant to the instructions to Item 404 of Regulation S-K, we describe below transactions and series of similar transactions, since January 1, 2023 with respect to which we were a party, will be a party, or otherwise benefited, in which:

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

Private Placement Financing Transactions

On March 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain institutional and other accredited investors, pursuant to which we agreed to sell and issue shares of common stock and shares of our newly designated non-voting convertible preferred stock (the “2024 Private Placement”).

On March 14, 2024, we completed the closing of the 2024 Private Placement (the “2024 Closing”) pursuant to which we sold and issued (i) 45,108,667 shares of common stock at a purchase price of $1.60 per share, and (ii) 173,915 shares of non-voting Class A-6 convertible preferred stock, in lieu of shares of common stock, at a price of $160.00 per share. Each share of non-voting Class A-6 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations.

The participants in the 2024 Private Placement included the following directors and holders of more than five percent of our common stock or entities affiliated with them. The following table sets forth the aggregate number of shares of common stock and Class A-6 convertible preferred stock issued to these related parties in the 2024 Closing.

Name of Related Person	Common Stock Issued in the 2024 Closing	Class A-6 Convertible Preferred Stock Issued in the 2024 Closing	Aggregate Purchase Price of Common Stock and Preferred Stock Purchased in the Private Placement
Federated Hermes Kaufmann Funds	8,977,076	66,480	$25,000,121.60
Entities affiliated with New Enterprise Associates, Inc.	4,522,223	17,278	$10,000,036.80
Entities affiliated with DAFNA Life Science Funds	625,000	—	$1,000,000.00
Stelios Papadopoulos, Ph.D. Chair of the Board	250,000	—	$400,000.00

On April 13, 2023, we entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain institutional and other accredited investors, pursuant to which we agreed to sell and issue shares of common stock and shares of our non-voting Class A-5 convertible preferred stock (the “2023 Private Placement”).

On April 14, 2023, we completed the closing of the 2023 Private Placement (the “2023 Closing”) pursuant to which we sold and issued (i) 2,615,536 shares of common stock at a purchase price of $0.9001 per share, and (ii) 140,827 shares of non-voting Class A-5 convertible preferred stock, in lieu of shares of common stock, at a price of $90.01 per share. Each share of non-voting Class A-5 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations.

The participants in the 2023 Private Placement included the following directors and holders of more than five percent of our common stock or entities affiliated with them. The following table sets forth the aggregate number of shares of common stock and Class A-5 convertible preferred stock issued to these related parties in the 2023 Closing.

Name of Related Person	Common Stock Issued in the 2023 Closing	Class A-5 Convertible Preferred Stock Issued in the 2023 Closing	Aggregate Purchase Price of Common Stock and Preferred Stock Purchased in the Private Placement
Federated Hermes Kaufmann Funds	970,752	90,282	$9,000,056.70
Entities affiliated with New Enterprise Associates, Inc.	500,465	50,545	$5,000,024.00
Stelios Papadopoulos, Ph.D. Chair of the Board	222,198	—	$200,000.42

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

INDEPENDENCE OF THE BOARD OF DIRECTORS
As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that all of our directors, except for Mr. Hagan and Dr. Klassen who are executive officers of the Company, are independent directors within the meaning of the applicable Nasdaq listing standards.

Item 14.	Principal Accounting Fees and Services
PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, San Diego, California, Auditor Firm ID: 42.
The following table represents aggregate fees incurred by the Company for the fiscal years ended December 31, 2024 and December 31, 2023, by Ernst & Young LLP (“Ernst & Young”), the Company’s principal accountant. All fees described below were pre-approved
by the Audit Committee.

	Fiscal Year Ended
	2024	2023
	(in thousands)
Audit Fees (1)	$581	$517
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$581	$517

(1)
Audit fees consist of fees incurred for professional services by Ernst & Young for audit and quarterly review of our financial statements and review of our registration statements on Form
S-3
and Form
S-8,
and related services that are normally provided in connection with statutory and regulatory filings or engagements.

In connection with the audit of each of the 2024 and 2023 financial statements, the Company entered into engagement agreements with Ernst & Young, which sets forth the terms by which Ernst & Young will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.
Pre-Approval
Policies and Procedures
The Audit Committee must
pre-approve
all audit, audit-related and permitted
non-audit
services rendered by the Company’s independent registered public accounting firm, and the related fees and terms.
Pre-approval
may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case
basis before the independent auditor is engaged to provide each service. The pre-approval
of services may be delegated to one or more members of the Audit Committee, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Chair of the Audit Committee, in his or her sole discretion, shall have the authority to pre-approve up to $50,000 in services on behalf of the Audit Committee.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 3, 2016.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on October 2, 2018).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 16, 2021).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 27, 2022).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 9, 2019).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Class A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 26, 2019).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Class A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-35670) filed with the SEC on December 4, 2020).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Class A-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35670), filed with the SEC on November 30, 2021).

3.9	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

Exhibit Number	Description

3.10	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Class A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

3.11	Certificate of Designation of Preferences, Rights and Limitations of Class A-5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35670), filed with the SEC on April 13, 2023).

3.12	Certificate of Decrease of Class A-1 Convertible Preferred Stock, Class A-2 Convertible Preferred Stock and Class A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 21, 2024).

3.13	Certificate of Designation of Preferences, Rights and Limitations of Class A-6 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2024).

3.14	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on June 8, 2016).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.13 and 3.14.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 11, 2022).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Original Filing).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on December 4, 2020).

10.1*	Form of Indemnity Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.2*	Regulus Therapeutics Inc 2012 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.3*	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

10.4*	Regulus Therapeutics Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 11, 2022).

10.5*	Regulus Therapeutics Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on May 17, 2024).

10.6*	Form of Stock Option Grant Notice and Option Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

Exhibit Number	Description

10.7*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Regulus Therapeutics Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-233414, filed with the SEC on August 22, 2019).

10.8*	Regulus Therapeutics Inc. 2021 Inducement Plan, as amended (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276484), filed with the SEC on January 12, 2024).

10.9*	Form of Stock Option Grant Notice, Form of Option Agreement and Notice of Exercise under the Regulus Therapeutics Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-269184), filed with the SEC on January 11, 2023).

10.10*	Employment Agreement, effective January 1, 2016, by and between the Registrant and Joseph P. Hagan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on February 23, 2016).

10.11*	Employment Agreement between the Registrant and Christopher Aker, dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 10, 2019).

10.12*	Employment Agreement between the Registrant and Cris Calsada, dated August 30, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on November 12, 2019).

10.13*	Employment Agreement, by and between the Registrant and Preston Klassen, M.D., dated June 12, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on August 8, 2023.

10.14*	Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.14 to the Original Filing).

10.15*	Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.15 to the Original Filing).

10.16*	Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.16 to the Original Filing).

10.17*	Preston Klassen, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.17 to the Original Filing).

10.18†	Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.19†	Amendment Number One to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated June 10, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.20†	Amendment Number Two to the Amended and Restated License and Collaboration Agreement among the Registrant, Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated October 25, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

Exhibit Number	Description

10.21†	Amendment Number Three to the Amended and Restated License and Collaboration Agreement among the Company, Alnylam Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc., dated August 2, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Quarterly Report on Form 10-Q (File No. 001-35670), filed with the SEC on May 14, 2021).

10.22	Assignment Agreement between the Registrant and Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), dated July 13, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-183384), originally filed with the SEC on August 17, 2012).

10.23	Lease Agreement, dated February 11, 2021, by and between the Registrant and ARE-SD Region No. 44 LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021).

10.24	Assignment and Assumption of Lease, dated February 11, 2021, by and between the Registrant and Turning Point Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 9, 2021)

10.25	First Amendment to Lease Agreement, dated as of February 28, 2025, by and between the Registrant and ARE-SD Region No. 61, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 4, 2025).

10.26Ω	Securities Purchase Agreement, dated March 11, 2024, by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 14, 2024).

10.27†Ω	Patent & Technology License Agreement, dated as of October 22, 2024, by and between Regulus Therapeutics Inc. and The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on October 24, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Original Filing).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Filing).

24.1	Power of Attorney. Reference is made to the signature page hereto (previously filed with the Original Filing).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (previously filed with the Original Filing).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (previously filed with the Original Filing).

31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Filing).

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Ω	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
*	Indicates management contract or compensatory plan.
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

Regulus Therapeutics Inc.

Date: April 30, 2025	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)