Form 10-Q
period 2025-03-31
Regulus Therapeutics Inc.
filed 2025-05-08
CIK 1505512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 2, 2025, the registrant had 69,234,089 shares of Common Stock ($0.001 par value) outstanding.

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

•We may not complete the pending transaction with Novartis AG ("Novartis" or the "Parent") within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.

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

•We are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure by us or the third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

•We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

•International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.

•Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties with whom we work have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. Such events could materially affect our operations globally, including at our headquarters in San Diego, and at our clinical trial sites, as well as the business or operations of our collaborators, manufacturers, contract research organizations ("CROs") or other third parties with whom we conduct business.

•The market price of our common stock may be highly volatile.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Regulus Therapeutics Inc.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,460	$38,528
Short-term investments	15,908	37,249
Restricted cash	62	62
Prepaid materials, net	3,471	3,491
Prepaid expenses and other current assets	2,793	3,015
Total current assets	71,694	82,345
Property and equipment, net	1,121	937
Intangibles, net	23	25
Right of use asset	1,988	874
Total assets	$74,826	$84,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$200	$947
Accrued liabilities	808	746
Accrued research and development expenses	1,149	765
Accrued compensation	1,443	3,892
Other current liabilities	797	1,149
Total current liabilities	4,397	7,499
Operating lease liability, less current portion	1,401	274
Total liabilities	5,798	7,773
Commitments and Contingencies
Stockholders’ equity:
Class A-1 convertible preferred stock, $0.001 par value; 256,700 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	—	—
Class A-2 convertible preferred stock, $0.001 par value; 1,330,832 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	1	1
Class A-3 convertible preferred stock, $0.001 par value; 258,707 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	—	—
Class A-4 convertible preferred stock, $0.001 par value; 3,725,720 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	4	4
Class A-5 convertible preferred stock, $0.001 par value; 140,827 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	—	—
Class A-6 convertible preferred stock, $0.001 par value; 173,915 shares authorized, issued, and outstanding at March 31, 2025 (unaudited) and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 66,283,250 and 65,500,134 shares issued and outstanding at March 31, 2025 (unaudited) and December 31, 2024, respectively	66	66
Additional paid-in capital	638,152	635,858
Accumulated other comprehensive gain	10	50
Accumulated deficit	(569,205)	(559,571)
Total stockholders’ equity	69,028	76,408
Total liabilities and stockholders’ equity	$74,826	$84,181
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Operating expenses:
Research and development	$6,819	$6,040
General and administrative	3,719	2,786
Total operating expenses	10,538	8,826
Loss from operations	(10,538)	(8,826)
Other income (expense):
Interest and other income	921	438
Interest and other expense	(17)	(81)
Loss before income taxes	(9,634)	(8,469)
Net loss	$(9,634)	$(8,469)
Other comprehensive loss:
Unrealized loss on short-term investments, net	(40)	(45)
Comprehensive loss	$(9,674)	$(8,514)
Net loss per share, basic and diluted	$(0.15)	$(0.29)
Weighted average shares used to compute basic and diluted net loss per share	66,174,550	28,746,802
See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	5,886,701	$5	65,500,134	$66	$635,858	$50	$(559,571)	$76,408
Issuance of common stock through upon vesting of restricted stock units	—	—	743,250	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,866	—	45	—	—	45
Stock-based compensation expense	—	—	—	—	2,249	—	—	2,249
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(9,634)	(9,634)
Balance at March 31, 2025	5,886,701	$5	66,283,250	$66	$638,152	$10	$(569,205)	$69,028

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,712,786	$5	20,222,672	$20	$534,375	$—	$(513,213)	$21,187
Issuance of common stock and preferred stock from private placement, net of offering costs	173,915	—	45,108,667	45	93,852	—	—	93,897
Issuance of common stock upon vesting of restricted stock units	—	—	105,000	—	—	—	—	—
Issuance of common stock upon exercise of common stock options	—	—	1,300	—	2	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	—	—	27,612	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	985	—	—	985
Unrealized loss on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(8,469)	(8,469)
Balance at March 31, 2024	5,886,701	$5	65,465,251	$65	$629,245	$(45)	$(521,682)	$107,588

See accompanying notes to these condensed financial statements.

Regulus Therapeutics Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Operating activities
Net loss	$(9,634)	$(8,469)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	85	81
Stock-based compensation	2,249	985
Amortization of premiums and accretion of discounts on investments, net	(200)	130
Other	—	32
Change in operating assets and liabilities:
Prepaid materials	21	—
Prepaid expenses and other assets	222	445
Accounts payable	(747)	202
Accrued liabilities	(207)	39
Accrued research and development expenses	384	(221)
Accrued compensation	(2,449)	(1,794)
Operating lease right-of-use assets and liabilities, net	(181)	(23)
Other liabilities	(156)	(149)
Net cash used in operating activities	(10,613)	(8,742)
Investing activities
Purchases of short-term investments	—	(78,315)
Sales and maturities of short-term investments	21,500	—
Purchases of property and equipment	—	(229)
Net cash provided by (used in) investing activities	21,500	(78,544)
Financing activities
Proceeds from issuance of securities through private placement, net of issuance costs	—	93,897
Proceeds from issuance of common stock, net	45	32
Proceeds from exercise of common stock options	—	2
Payments on term loan	—	(826)
Net cash provided by financing activities	45	93,105
Net increase in cash, cash equivalents and restricted cash	10,932	5,819
Cash,cash equivalents and restricted cash at beginning of period	38,590	23,829
Cash, cash equivalents and restricted cash at end of period	$49,522	$29,648
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,460	$29,586
Restricted cash	62	62
Total cash, cash equivalents and restricted cash	$49,522	$29,648
Supplemental disclosure of cash flow information
Interest paid	$(5)	$(45)
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accrued liabilities	$268	$—
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
Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024, from which the balance sheet information herein was derived.

Liquidity
Through March 31, 2025, we have principally been financed through net proceeds received from the sale of our common stock and other equity securities, debt financings, up-front payments and milestones received from collaboration agreements, totaling $651.6 million. As of March 31, 2025, we had approximately $65.4 million of cash, cash equivalents and short-term investments.
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
If the Merger (see Note 9) is not completed, we intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.
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
Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were 46,940,165 common stock equivalent shares for the three months ended March 31, 2025, consisting of convertible preferred stock, warrants, stock options and RSUs, and 29,509,969 common stock equivalent shares for the three months ended March 31, 2024, consisting of convertible preferred stock, warrants, stock options and RSUs.
3. Investments
Historically, we have invested our excess cash primarily in debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We generally hold our investments to maturity and do not sell our investments before we have recovered our amortized cost basis.
The following table summarizes our investments as of March 31, 2025 (in thousands):

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of March 31, 2025
U.S. Treasury securities	1 or less	$15,898	$10	$—	$15,908
		$15,898	$10	$—	$15,908

			Unrealized
	Maturity (in years)	Amortized cost	Gains	Losses	Estimated fair value
As of December 31, 2024
U.S. Treasury securities	1 or less	$37,199	$50	$—	$37,249
		$37,199	$50	$—	$37,249
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

Financial Assets Measured at Fair Value
The following table presents our fair value hierarchy for assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair value as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$47,655	$47,655	$—	$—
U.S. Treasury securities	15,908	15,908	—	—
	$63,563	$63,563	$—	$—

	Fair value as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents and investments:
Money market funds	$36,994	$36,994	$—	$—
U.S. Treasury securities	37,249	37,249	—	—
	$74,243	$74,243	$—	$—
We obtain pricing information from quoted market prices or quotes from brokers/dealers. We have historically determined the fair value of our investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
5. Debt
Term Loan
On June 17, 2016, we entered into a loan and security agreement ("Loan Agreement") with Oxford Finance, LLC, pursuant to which we received $19.8 million in proceeds, net of debt issuance costs, on June 22, 2016 (the "Term Loan").
The outstanding Term Loan bore interest at a floating per annum rate equal to (i) 8.51% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 0.44%. In June 2023, we entered into an amendment to the Loan Agreement pursuant to which, effective July 1, 2023, the Term Loan bore interest at a floating per annum rate equal to the greater of (a) 8.95% and (b) the sum of (i) the 1-month CME Term Secured Overnight Financing Rate reference rate on the last business day of the month that immediately preceded the month in which the interest accrued, (ii) 0.10% and (iii) 8.51%.

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
6. Stockholders’ Equity

Common Stock

As of March 31, 2025, there were 66,283,250 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors.

2019 Equity Incentive Plan

On June 15, 2019, our Board of Directors approved, and on August 1, 2019 the Company's stockholders approved, the Company's 2019 Equity Incentive Plan (as amended, the "2019 Plan"). The 2019 Plan is the successor to and continuation of the Company's 2012 Equity Incentive Plan. The number of shares authorized for issuance under the 2019 Plan may be increased by (a) the shares subject to outstanding stock awards granted under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) and the Company’s 2012 Equity Incentive Plan (together with the 2009 Plan, the “Prior Plans”) that on or after the effective date of the 2019 Plan (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company, or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. No further grants will be made under the Prior Plans. In addition, on January 22, 2020, an additional 416,686 shares of common stock became available for issuance under the 2019 Plan pursuant to the second closing under our May 2019 securities purchase agreement. Further, on January 1st of each year, beginning on January 1, 2021 and ending on January 1, 2024, the number of shares authorized for issuance under the 2019 Plan was increased by 5.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares as may have been determined by our Board of Directors. Beginning on January 1, 2025, on January 1st of each year through (and including) January 1, 2029 (the “Evergreen Mechanism”), the number of shares authorized for issuance under the 2019 Plan automatically increases by 5.0% of the sum of (x) the total number of shares of common stock outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto) plus (y) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year plus (z) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto). On June 13, 2023, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 5,000,000 shares of common stock available for issuance thereunder. On May 16, 2024, our stockholders approved an amendment to the 2019 Plan, which authorized an additional 9,500,000 shares of common stock available for issuance thereunder and approved the Evergreen Mechanism.

As of March 31, 2025, 1,365,992 shares of common stock were available for new equity award grants under the 2019 Plan and 21,584,489 shares of common stock were reserved for issuance pursuant to equity awards outstanding under the 2019 Plan.
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
As of March 31, 2025, 500,000 shares of common stock were reserved for future issuance under the Inducement Plan and 530,000 shares of common stock were reserved for future issuance pursuant to equity awards outstanding under the Inducement Plan.
2022 Employee Stock Purchase Plan

In June 2022, our stockholders approved and we adopted the 2022 Employee Stock Purchase Plan (the “2022 Purchase Plan”), which enables participants to contribute up to 15% of such participant’s eligible compensation during a defined rolling six-month periods to purchase our common stock. The purchase price of common stock under the 2022 Purchase Plan will be the lesser of: (i) 85% of the fair market value of our common stock at the inception of the enrollment period or (ii) 85% of the fair market value of our common stock at the applicable purchase date. The 2022 Purchase Plan supersedes the 2012 Employee Stock Purchase Plan, and no further offerings will be made under the 2012 Employee Stock Purchase Plan. As of March 31, 2025, a maximum of 143,188 shares of our common stock were reserved for future issuance and have been authorized for purchase under the 2022 Purchase Plan.

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

At the closing under the March 2024 SPA that occurred on March 14, 2024, we sold and issued to the 2024 Purchasers (i) 45,108,667 shares of common stock at a purchase price of $1.60 per share, and (ii) 173,915 shares of non-voting Class A-6 convertible preferred stock, in lieu of shares of common stock, at a price of $160.00 per share. The Company received net proceeds of approximately $93.9 million in the 2024 PIPE after deducting placement agent and financial advisor fees and other expenses. Each share of non-voting Class A-6 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations.

Stelios Papadopoulos, Ph.D., Chairman of our Board of Directors, was a 2024 Purchaser under the March 2024 SPA and purchased 250,000 shares of common stock for $0.4 million.

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
On April 13, 2023, we sold and issued (i) 2,615,536 shares of common stock and (ii) 140,827 shares of non-voting Class A-5 convertible preferred stock. Each share of non-voting Class A-5 convertible preferred stock is convertible into 100 shares of common stock, subject to certain beneficial ownership conversion limitations.

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

No shares were sold under the ATM Offering during the three months ended March 31, 2025 or 2024. At March 31, 2025, $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.
Shares Reserved for Future Issuance
The following shares of common stock were reserved for future issuance as of March 31, 2025 (in thousands):

Class A-1 convertible preferred stock outstanding (as-converted)	257
Class A-2 convertible preferred stock outstanding (as-converted)	1,331
Class A-3 convertible preferred stock outstanding (as-converted)	259
Class A-4 convertible preferred stock outstanding (as-converted)	3,726
Class A-5 convertible preferred stock outstanding (as-converted)	14,083
Class A-6 convertible preferred stock outstanding (as-converted)	17,392
Warrants to purchase Common Stock	1,849
Common stock options outstanding	20,939
RSUs outstanding	646
Common stock available for future grant under the 2019 Equity Incentive Plan	1,364
Common stock available for future grant under the 2021 Inducement Plan	500
2022 Employee Stock Purchase Plan	143
Total common shares reserved for future issuance	62,489

The following table summarizes our stock option activity, including performance-based stock option awards, and RSU activity, including performance-based RSUs (together with the stock options, “Stock Awards”), under all equity incentive plans for the three months ended March 31, 2025 (shares in thousands):

	Number of options	Weighted average exercise price	Number of RSUs	Weighted average grant date fair value
Stock Awards outstanding at December 31, 2024	14,050	$2.20	1,389	$1.35
Granted	6,960	$1.00	—	$—
Exercised (options) or Vested (RSUs)	—	$—	(743)	$1.36
Canceled/forfeited/expired	(71)	$9.11	—	$—
Stock Awards outstanding at March 31, 2025	20,939	$1.78	646	$1.34

Stock-Based Compensation
The following table summarizes the weighted average assumptions used to estimate the fair value of stock options and performance stock option awards granted to employees under the 2019 Plan, the Inducement Plan and the shares purchasable under the 2022 Purchase Plan during the periods presented:

	Three months ended March 31,
	2025	2024
Stock options
Risk-free interest rate	4.4%	3.9%
Volatility	108.7%	95.5%
Dividend yield	—	—
Expected term (years)	6.3	6.1
Performance stock options
Risk-free interest rate	4.4%	—
Volatility	108.7%	—
Dividend yield	—	—
Expected term (years)	5.4	0
Employee stock purchase plan shares
Risk-free interest rate	4.6%	5.5%
Volatility	78.2%	98.4%
Dividend yield	—	—
Expected term (years)	0.5	0.5
The following table summarizes the allocation of our stock-based compensation expense for all Stock Awards during the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$957	$410
General and administrative	1,292	575
Total	$2,249	$985
7. Collaborations
University of Texas Southwestern
On October 22, 2024, we entered into a Patent & Technology License Agreement (the “UTSW Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas on behalf of The University of Texas at Southwestern Medical Center (“UTSW”), pursuant to which we acquired an exclusive, royalty-bearing, worldwide license, with rights to sublicense, to UTSW’s interest in certain patent rights that are jointly owned by UTSW and us (the “Patent Rights”), to (i) manufacture, distribute, use, import, market and sell products covered by the Patent Rights or that incorporate the Technology Rights (defined below) or are made using a process or another product licensed to us under the UTSW Agreement (collectively, the “Licensed Products”) and (ii) to perform certain services using Licensed Products or technology (the “Licensed Services”). The Patent Rights and the Technology Rights relate to products targeting miR-17 for the treatment of autosomal dominant polycystic kidney disease. Pursuant to the Agreement, we also acquired a non-exclusive, royalty-bearing, worldwide license to UTSW’s rights in technical information, know-how, processes, and other similar technology rights that are necessary for practicing the patents within the Patent Rights (the “Technology Rights”).

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
8. Leases
On February 11, 2021, we entered into a lease agreement (the "Campus Point Lease") with ARE-SD Region No. 61, LLC (as successor in interest to ARE-SD Region No. 58, LLC) ("Campus Point Landlord"), for the lease of approximately 13,438 square feet of rentable area located at 4224 Campus Point Court, Suite 210, San Diego, California, 92121 (the "Campus Point Premises"). The commencement date of the Campus Point Lease was April 15, 2021. However, for accounting purposes the lease commencement date was February 11, 2021. We are using the Campus Point Premises as our principal executive offices and as a laboratory for research and development. The initial term of the Campus Point Lease is 60 months, ending April 30, 2026.
On February 28, 2025, we entered into a First Amendment to Lease Agreement (the “Lease Amendment”), which amends the Campus Point Lease, providing for the lease of the Campus Point Premises. Pursuant to the Lease Amendment, the expiration date of the lease is extended from April 30, 2026 to April 30, 2028. Commencing on May 1, 2026, the base rent for the Campus Point Premises will increase from approximately $830,000 per year to approximately $890,000 per year, subject to a 3% annual increase. For the period commencing on June 1, 2026 and ending on August 31, 2026, subject to terms set forth in the Lease Amendment, we and the Campus Point Landlord have agreed to a base rent abatement, pursuant to which we will not be required to pay base rent under the Lease.
We are also responsible for the payment of additional amounts to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the utilities costs for the building. Under the Campus Point Lease, we are required to maintain a deposit of $61,591 in a specially designated bank account, which we recorded as restricted cash on our balance sheet at March 31, 2025 and December 31, 2024.
Our future lease payments under operating leases at March 31, 2025 are as follows (in thousands):

Operating Leases
Remaining 2025	622
2026	647
2027	905
2028	$304
Total operating lease payments	$2,478
Less: amount representing interest	(492)
Present value of obligations under operating leases	1,986
Less: current portion	(585)
Long-term operating lease obligations	$1,401
9. Subsequent Events
Conversion of Convertible Preferred Stock to Common Stock
In early April 2025, a holder of our Class A-6 convertible preferred stock notified us of their intent to convert 29,072 shares of Class A-6 convertible preferred stock into 2,907,200 shares of common stock. The conversion was effected on April 7, 2025.
Pending Acquisition by Novartis AG
Merger Agreement
On April 29, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis AG, a company limited by shares (Aktiengesellschafl) incorporated under the laws of Switzerland and Redwood Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (the “Purchaser”). Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will conduct a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.001 per share (the “Shares”), of the Company, for:
(i) $7.00 in cash per Share, subject to any applicable withholding and without interest thereon (the “Closing Amount”), plus

(ii) one contingent value right (each, a “CVR”) per Share, representing the right to receive one contingent payment of $7.00 in cash (the Closing Amount and one CVR, collectively the "Offer Price"), subject to any applicable withholding and without interest thereon, upon the achievement of the milestone specified in a CVR Agreement governing the terms of the CVRs issued in connection with the Merger (as defined below) (the “CVR Agreement”).

If Shares representing more than 50% of the total number of all the outstanding Shares immediately prior to the expiration of the Offer have been validly tendered and not validly withdrawn in accordance with the terms of the Offer and the other conditions to consummation of the Offer have been satisfied, the Offer will be consummated, following which the Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent (the "Surviving Corporation").

At the effective time of the Merger (“Effective Time”), each Share that is issued and outstanding immediately prior to the Effective Time (other than Shares (a) owned by the Company, Parent, Purchaser, any direct or indirect wholly owned subsidiary of Parent or Purchaser, in each case, immediately prior to the Effective Time, (b) irrevocably accepted for purchase pursuant to the Offer (“Accepted Shares”), or (c) held by any stockholder of the Company who is entitled to demand and has properly and validly demanded their statutory right of appraisal of such Shares in accordance with, and in compliance in all respects with, Section 262 of the Delaware General Corporation Law (the “DGCL”)) will be cancelled and extinguished and automatically converted into the right to receive the Offer Price , including the CVR, without interest thereon and subject to any applicable withholding taxes (the “Merger Consideration”) pursuant to the Merger Agreement and the CVR Agreement.

Effective as of immediately prior to the Effective Time, each Company stock option to purchase Shares (each, a “Company Option”) that is outstanding and unexercised immediately prior to the Effective Time will, by virtue of the Merger automatically and without any action on the part of the Company, Parent or the holder thereof, be cancelled and terminated and converted into the right to receive from the Surviving Corporation the following:

•With respect to each Company Option that has a per share exercise price that is less than the Closing Amount (each, an “In the Money Option”), (x) an amount in cash (without interest) equal to the product obtained by multiplying (I) the aggregate number of Shares underlying such In the Money Option immediately prior to the Effective Time by (II) an amount equal to the Closing Amount less the per share exercise price of such In the Money Option plus (y) one CVR with respect to each Share subject to such In the Money Option immediately prior to the Effective Time.
•With respect to each Company Option that has a per share exercise price that is equal to or greater than the Closing Amount but less than $14.00 (each, an “Out of the Money Option”), one CVR with respect to each Share subject to such Out of the Money Option immediately prior to the Effective Time, and therefore may become entitled to receive, as of the date of the Milestone Payment (as defined below), an amount in cash (without interest), if any, equal to the product obtained by multiplying (I) the aggregate number of CVRs received in respect of such Out of the Money Option by (II) an amount equal to $14.00, less the per share exercise price of such Out of the Money Option (provided, that, if no Milestone Payments are made with respect to the CVRs under the terms of the CVR Agreement, then no payments will be made with respect to any Out of the Money Option).
•Each Company Stock Option which has a per share exercise price that is equal to or greater than $14.00 will be cancelled without any consideration.

Effective as of immediately prior to the Effective Time, by virtue of the Merger automatically and without any action on the part of the Company, Parent, of the holder thereof:

•Each Company restricted stock unit award that is, at the time of determination, subject to vesting or forfeiture conditions and that is not a PSU Award (as defined below) (each, an “RSU Award”) and that is outstanding immediately prior to the Effective Time will be cancelled and terminated and converted into the right to receive from the Surviving Corporation (x) an amount in cash (without interest) equal to the product obtained by multiplying (I) the aggregate number of Shares underlying such RSU Award immediately prior to the Effective Time by (II) the Closing Amount, plus (y) one CVR with respect to each Share subject to such RSU Award immediately prior to the Effective Time.
•Each Company restricted stock unit award that is, at the time of grant, subject to performance-based and time-based vesting or forfeiture conditions (each, a “PSU Award”) that is outstanding immediately prior to the Effective Time will be cancelled and terminated and converted into the right to receive from the Surviving Corporation (x) an amount in cash (without interest) equal to the product obtained by multiplying (I) the aggregate number of Shares underlying such PSU Award immediately prior to the Effective Time by (II) the Closing Amount, plus (y) one CVR with respect to each such Share subject to such PSU Award immediately prior to the Effective Time.

At or following the Effective Time, holders of outstanding and unexercised Company Warrants (as defined in the Merger Agreement) shall be entitled to receive consideration in respect of each Company Share for which such Company Warrant is exercisable immediately prior to the Effective Time as follows:

•With respect to each Company Warrant that has an exercise price less than the Closing Amount, (A) cash in an amount equal to the product obtained by multiplying (1) the aggregate number of Shares underlying such Company Warrant immediately prior to the Effective Time, by (2) an amount equal to (x) the Closing Amount, less (y) the exercise price payable per Share under such Company Warrant, plus (B) one CVR with respect to each Share subject to such Company Warrant immediately prior to the Effective Time, with such amounts payable in respect of the CVRs paid in accordance with the CVR Agreement.
•With respect to each Company Warrant that has an exercise price equal to or greater than the Closing Amount, to the extent Milestone Payments are paid under the CVR Agreement, (A) cash in an amount equal to the product obtained by multiplying (1) the aggregate number of Shares underlying such Company Warrant immediately prior to the Effective Time, by (2) an amount equal to (x) $14.00 as of the Milestone Payment Date, less (y) the exercise price payable per Share under such Company Warrant.

The foregoing shall not apply to any holders of Company Warrants that elect to receive the Black Scholes Value (as defined in the applicable Company Warrants) in accordance with their Company Warrants or to any Company Warrant that has elected a cashless exercise of such Company Warrant prior to the Effective Time.

At the Effective Time, each share of Company Preferred Stock (as defined in the Merger Agreement) that is outstanding as of immediately prior to the Effective Time shall be canceled and extinguished and converted into the right to receive from the Surviving Corporation (A) an amount in cash (without interest) equal to the product obtained by multiplying (x) the aggregate number of Shares into which such shares of Company Preferred Stock are convertible immediately prior to the Effective Time, by (y) the Closing Amount; plus (B) one CVR with respect to each Share into which such shares of Company Preferred Stock are convertible immediately prior to the Effective Time.

The Merger Agreement also contains certain customary termination rights in favor of each of the Company and Parent, including the Company’s right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a “Superior Proposal”, as defined in the Merger Agreement, and Parent’s right, subject to certain limitations, to terminate the Merger Agreement if the Company’s Board of Directors (the “Board”) changes its recommendation that stockholders of the Company tender their Shares in the Offer (as further described in the Merger Agreement). In addition, either the Company or Parent may terminate the Merger Agreement if the Offer has not been consummated by July 29, 2026 (the “Termination Date”). Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee (the “Company Termination Fee”) of $27.3 million. Specifically, the Company Termination Fee is payable if: (i) the Merger Agreement is terminated in certain circumstances; (ii) prior to such termination (but after the date of the Merger Agreement) a bona fide proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Board and not publicly withdrawn (if made publicly) and (iii) within twelve (12) months of such termination, the Company subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction. The Company Termination Fee will also be payable if the Merger Agreement is terminated: (a) by Parent, if the Board, or any committee thereof, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Purchaser, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger or takes certain other actions that constitute a Company Board Recommendation Change under the Merger Agreement or (b) by the Company in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal. The Merger Agreement also provides that Parent will be required to pay a regulatory termination fee of $42.0 million to the Company if the Merger Agreement is terminated by either Parent or the Company because the acceptance for payment by Purchaser of the Shares that have been validly tendered and not validly withdrawn pursuant to and subject to the conditions of the Offer (the “Acceptance Time”) has not occurred by the Termination Date, and as of termination, the conditions to the Offer related to the expiration or termination of the HSR waiting period or the absence of any law or order that prohibits consummation of the Offer or the Merger or that has the effect of making the Offer or Merger illegal is arising under any antitrust law has not be satisfied, and all other conditions to the Offer (other than those conditions that by their nature are to be satisfied at the Acceptance Time) have been satisfied or waived.

Contingent Value Rights Agreement

Pursuant to the Merger Agreement, as of or prior to the Acceptance Time, Parent and a rights agent (the “Rights Agent”) will enter into the CVR Agreement. Holders of CVRs will not be permitted to transfer the CVRs (subject to certain limited exceptions as set forth in the CVR Agreement).

Each CVR represents the right to receive a cash payment in the amount of $7.00, without interest, subject to any applicable withholding taxes (such applicable payment, the “Milestone Payment”), conditioned upon the achievement by Parent (or any of its affiliates, licensees, successor, assignees, or transferees) of the approval of the United States Food and Drug Administration of a new drug application for any pharmaceutical compound that contains the chemically modified oligonucleotide inhibiting microRNA-17 (miR-17), known as farabursen (RGLS8429) for the treatment of autosomal dominant polycystic kidney disease in human patients by December 31, 2034 (the “Milestone”).

Parent (directly or through its affiliates) is obligated to use certain specified commercially reasonable efforts to achieve the Milestone until the earlier of achievement of the Milestone and December 31, 2034. There can be no assurance that the Milestone will be achieved or that the Milestone Payment will be made.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, ("Annual Report"), filed with the Securities and Exchange Commission on March 13, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•the planned completion and timing of the transactions contemplated by the Merger Agreement or the CVR Agreement
•statements regarding beliefs about the potential benefits of the transactions contemplated by the Merger Agreement or the CVR Agreement
•the initiation, cost, timing, progress and results of, and our expected ability to undertake certain activities and accomplish certain goals with respect to our research and development activities, preclinical studies and clinical trials;
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
•the accuracy of our estimates regarding future expenses, future revenues, capital requirements and need for additional financing; and

•the risks and other forward-looking statements described under the caption “Risk Factors” under Part II, Item 1A of this Quarterly Report.
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

Since our inception through March 31, 2025, we have received $530.0 million from the sale of our equity and convertible debt securities, $101.8 million from collaborations, principally from upfront payments, research funding and preclinical and clinical milestones, and $19.8 million in net proceeds from the Term Loan. As of March 31, 2025, we had cash, cash equivalents and short-term investments of approximately $65.4 million. On May 1, 2024, the Term Loan matured and we paid an aggregate of $1.6 million in remaining principal, accrued interest and loan amendment fees.

Agreement and Plan of Merger
On April 29, 2025, we entered into the Merger Agreement. See Note 9 to the condensed financial statements included Item 1 of Part I of this report for a description of the Merger Agreement and the Merger.
Completion of the transaction in the Merger Agreement is expected in the second half of 2025, subject to the satisfaction or waiver of customary closing conditions, including the tender of Shares representing at least a majority of the total number of outstanding Shares, and other customary closing conditions and regulatory clearance.
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

Phase 1

In May 2022, the FDA accepted our Investigational New Drug Application ("IND") for farabursen for the treatment of ADPKD. In September 2022, we announced completion of the Phase 1 single-ascending dose ("SAD") study in healthy volunteers to assess safety, tolerability and pharmacokinetics ("PK") of farabursen. The Phase 1 SAD study demonstrated that farabursen has a favorable PK profile. Farabursen was well-tolerated with no serious adverse events reported and plasma exposure was approximately linear across the four doses tested.

Phase 1b

In November 2022, we initiated enrollment in a Phase 1b, double-blind, placebo-controlled, multiple ascending dose ("MAD") study evaluating the safety, tolerability, PK and pharmacodynamics of farabursen in adult patients with ADPKD. The study is evaluating farabursen treatment across three different weight-based dose levels and one fixed dose level, including measuring changes in urinary PC1 and PC2, height-adjusted total kidney volume ("htTKV"), cyst architecture, and overall kidney function. PC1 and PC2 are the protein products of the PKD1 and PKD2 genes and have been shown to inversely correlate with disease severity.

In September 2023, we announced positive top-line data from the first cohort of farabursen-treated ADPKD patients. In the first cohort, 12 subjects were randomized 3:1 to receive either 1 mg/kg of farabursen or placebo every other week for three months. Farabursen was observed to be well-tolerated by all nine subjects receiving active drug with no safety concerns.

In March 2024, we announced positive topline results from the second cohort of farabursen-treated ADPKD patients. In the second cohort, 14 patients were randomized 3:1 to receive either 2 mg/kg of farabursen or placebo every other week for three months. Farabursen was observed to be well-tolerated with no safety concerns. Greater biological activity of farabursen was observed at 2mg/kg based on urinary polycystin levels compared to 1mg/kg and placebo, which was most evident after three months of dosing.

In June 2024, we announced positive topline results from the third cohort of farabursen-treated ADPKD patients. In the third cohort, 16 subjects were randomized 3:1 to receive either 3 mg/kg of farabursen or placebo every other week for three months. Farabursen was observed to be well-tolerated with no safety concerns. Continued evidence of a mechanistic dose response was observed following completion of the 3mg/kg dose level based on urinary PC1 and PC2. The 3 mg/kg dose demonstrated more consistent increases in PC1 and PC2 across patients compared to earlier cohorts.

In December 2024, we held an End of Phase 1 meeting with the FDA to discuss the accelerated approval pathway. The meeting was constructive and supported the potential for an accelerated approval pathway based on a single pivotal Phase 3 study of farabursen for the treatment of ADPKD.

In January 2025, we announced positive topline results from an interim analysis of the fourth cohort of farabursen-treated ADPKD patients. In the fourth cohort, 26 subjects received a fixed dose of 300 mg of farabursen every other week for three months. In an interim analysis of efficacy data from the first 14 subjects of the cohort we observed continued evidence of a mechanistic dose response based on urinary PC1 and PC2 levels, as well as a notable reduction in htTKV growth rate. In addition, based on complete safety data from all 26 subjects we observed that farabursen was well-tolerated.

In March 2025, we announced positive topline results from the full fourth cohort of farabursen-treated ADPKD patients. Consistent with the interim analysis efficacy data from the first 14 subjects of this fixed-dose cohort, in the full cohort of 26 patients we observed similar mechanistic responses based on urinary PC1 and PC2 levels as well as a mean halting of htTKV growth over the four-month study period.

Preclinical Pipeline

A major focus of our preclinical research has historically targeted dysregulated microRNAs implicated in diseases of high unmet medical need where we know we can effectively deliver to the target tissue or organ, such as the liver, kidney and central nervous system. Furthermore, we are investigating the potential for target organ-selective delivery strategies.
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
Since our inception, we have incurred a total of approximately $472.9 million in research and development expenses through March 31, 2025.

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
Successful development of future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to maintain or enter into new collaborations with respect to each program or potential product candidate, the scientific and clinical success of each future product candidate, as well as ongoing assessments as to each future product candidate’s commercial potential. If the Merger is not completed, we will need to raise additional capital and may seek additional collaborations in the future in order to advance our various programs.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes to our critical accounting policies and estimates since December 31, 2024. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our Annual Report and Note 1 to our condensed financial statements contained in this Quarterly Report.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Research and development expenses	6,819	6,040
General and administrative expenses	3,719	2,786
Interest and other income, net	904	357

Research and development expenses
The following tables summarize the components of our research and development expenses for the periods indicated, together with year-over-year changes (dollars in thousands):

					Increase (decrease)
	Three months ended March 31, 2025	% of total	Three months ended March 31, 2024	% of total	$	%
Research and development
Personnel and internal expenses	$2,945	43%	$2,402	40%	$543	23%
Third-party and outsourced expenses	2,848	42%	3,167	52%	(319)	(10)%
Non-cash stock-based compensation	957	14%	410	7%	547	133%
Depreciation	69	1%	61	1%	8	13%
Total research and development expenses	$6,819	100%	$6,040	100%	$779	13%
Research and development expenses were $6.8 million for the three months ended March 31, 2025, compared to $6.0 million for the three months ended March 31, 2024. These amounts reflect the internal and external costs associated with advancing our clinical and preclinical pipeline. The aggregate increase for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were primarily attributable to costs associated with the continued clinical advancement of our ADPKD program and an increase in non-cash stock-based compensation.
General and administrative expenses
General and administrative expenses were $3.7 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to non-cash stock-based compensation.
Interest and other income (expenses), net
Net interest and other income was $0.9 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. These amounts primarily consisted of interest earned on our cash equivalents and short-term investments for the three months ended March 31, 2025. These amounts primarily consisted of interest earned on our cash equivalents and short-term investments, partially offset by interest charges associated with the Term Loan which matured on May 1, 2024, for the three months ended March 31, 2024.
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
As of March 31, 2025, we had cash, cash equivalents and short-term investments of approximately $65.4 million. We believe these existing resources will only be sufficient to fund our planned operations and expenditures through the first quarter of 2026.
If the Merger is not completed and if we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. If the Merger is not completed, to fund our operations in both the short term and long term (beyond 12 months), we will need to raise additional capital through equity and/or debt financings. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.
If the Merger is not completed, our future capital requirements will depend on many factors, including:
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
Our future funding requirements will depend on the outcome of the proposed Merger with Novartis. To date, we have funded our operations primarily through the sale of equity, and to a lesser extent, through debt financings, up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development, including discovery research, and preclinical and clinical development activities. To fund future operations, if the Merger is not completed, we will likely need to raise additional capital. If the Merger is not completed, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur in the future. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
On December 12, 2018, we entered into the Stock Sales Agreement with HCW, pursuant to which we may from time to time offer and sell our shares of common stock in at the market offerings, with HCW acting as placement agent. At March 31, 2025, $50.0 million remained eligible to be sold in the ATM Offering, subject to compliance with the rules applicable to sales on Form S-3.

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(10,613)	$(8,742)
Investing activities	21,500	(78,544)
Financing activities	45	93,105
Total	$10,932	$5,819
Operating activities
Net cash used in operating activities was $10.6 million for the three months ended March 31, 2025, compared to $8.7 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily attributable to a $1.6 million change in working capital and a $1.2 million increase in net loss for the three months ended March 31, 2025, partially offset by a $0.9 million change in adjustments for non-cash charges, including stock-based compensation.
Investing activities
Net cash provided by investing activities was $21.5 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $78.5 million for the three months ended March 31, 2024. The net cash provided by investing activities for the three months ended March 31, 2025 was attributable to sales of $21.5 million of investments. The net cash used in investing activities for the three months ended March 31, 2024 was attributable to the purchases of $78.3 million of investments. The investments purchased and sold in the three months ended March 31, 2025 and 2024 were all U.S. Treasury securities.
Financing activities
Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of $93.1 million for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to total net proceeds received from our private placement of common stock and non-voting convertible preferred stock in March 2024 of $93.9 million, partially offset by principal payments made on our Term Loan. The Term Loan fully matured on May 1, 2024.
MATERIAL CASH REQUIREMENTS

Other than the transactions contemplated by the Merger Agreement, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations or in our material cash requirements from those disclosed under the subheading Material Cash Requirements in our Annual Report.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash equivalents and investments. If a 10% change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our cash equivalents as of that date.
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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
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

RISKS RELATED TO OUR PENDING ACQUISITION BY NOVARTIS

We may not complete the pending transaction with Novartis within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.*

On April 29, 2025, the Company entered into the Merger Agreement with Novartis, providing for Purchaser to conduct a cash tender offer to acquire all of the outstanding Shares, for (i) $7.00 in cash per Share, subject to any applicable withholding and without interest thereon (the “Closing Amount”), plus (ii) one CVR per Share, representing the right to receive one contingent payment of $7.00 in cash, subject to any applicable withholding and without interest thereon, upon the achievement of the milestone specified in a CVR Agreement. Following the consummation of the Offer, Novartis will effect the Merger of the Purchaser with and into the Company, with the Company surviving the Merger as a wholly owned indirect subsidiary of Novartis.

The Purchaser’s obligation to purchase the Shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, among others, (i) the expiration or termination of any waiting period and extensions thereof applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) there being validly tendered and not validly withdrawn in accordance with the terms of the Offer, and “received” by the “depository” for the Offer (as such terms are defined in Section 251(h) of the DGCL), immediately prior to the expiration time of the offer a number of Shares that, together with any Shares then owned by Novartis, Purchaser or any of their direct or indirect wholly owned subsidiaries, represents at least one more Share than 50% of the total number of all the outstanding Shares immediately prior to the expiration time of the Offer, (iii) the absence of any law or order that prohibits or otherwise prevents the consummation of the Offer, the acquisition of the Shares by Novartis or Purchaser or the Merger, or that has the effect of making the Offer or Merger illegal and the absence of certain other foreign antirust proceedings, (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality standards, (v) the Company’s compliance and performance in all material respects with its covenants and agreements contained in the Merger Agreement, and (vi) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, by Novartis in the event of a change in the recommendation of the Board or by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Novartis will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement as of its date or within the expected timeframe.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could be required to pay Novartis a termination fee of $27.3 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger could adversely affect our business, financial results and/or operations.*

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and certain employees’ attention is being directed toward the Offer and completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Novartis’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Novartis, which could require us to use available cash that would have otherwise been available for general corporate purposes.*

Under the terms of the Merger Agreement, we may be required to pay Novartis a termination fee of $27.3 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Novartis.*

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Offer or the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.*

Lawsuits may be filed challenging the disclosures contained in the Offer and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Offer or Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Offer and Merger may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the Offer or the Merger is uncertain. If any lawsuit is successful in obtaining an order enjoining the Offer or the Merger, then the transaction may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the proposed Offer or Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.*

The Merger Consideration includes CVRs, each of which represents a contractual right to receive one contingent cash payment of $7.00 (the “Milestone Payment”) upon the achievement by Novartis (or any of its affiliates, licensees, successor, assignees, or transferees) of the approval of the FDA of a new drug application for any pharmaceutical compound that contains the chemically modified oligonucleotide inhibiting microRNA-17 (miR-17), known as farabursen (RGLS 8429) for the treatment of autosomal dominant polycystic kidney disease in human patients by December 31, 2034 (the “Milestone”). There can be no assurance the Milestone will be achieved and the Milestone Payment made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Novartis or any constituent party to the Merger Agreement, and interest will not accrue on the Milestone Payment potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive the Milestone Payment or derive any value from the CVRs will be contingent solely upon the occurrence of the Milestone, and if the Milestone is not achieved, no Milestone Payment will be made under the CVRs, and the CVRs will expire valueless.

The following risk factors do not take into account the planned acquisition by Novartis and assume that we remain a stand-alone company.
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

For example, in July 2018, we voluntarily paused our Phase 1 MAD clinical trial for RGLS4326 due to unexpected observations in our 27-week mouse chronic toxicity study. In July 2019, the FDA notified us of additional nonclinical data requirements and placed the IND on a partial clinical hold, formalizing the specific requirements to initiate the MAD study and further proceed into chronic dosing. In October 2021, we announced we would discontinue development of RGLS4326 and would instead prioritize farabursen, targeting miR-17.

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
RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to develop our product candidates and implement our operating plans, and if we are unable to do so when needed, including because of the limitations imposed on us by the Merger Agreement, we will not be able to complete the development and commercialization of our product candidates.*

This Quarterly Report includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we had approximately $65.4 million of cash, cash equivalents and short-term investments. We believe these existing resources will only be sufficient to fund our planned operations and expenditures through the first quarter of 2026. We will need to raise additional capital to fund our operations, and if we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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

For the foreseeable future, we expect to rely primarily on equity and/or debt financings to fund our operations. For so long as the Merger Agreement is in effect, it restricts us from raising capital, including through the sale of our securities or the incurrence of indebtedness. Further, if there is volatility in the equity markets, it may create additional challenges to raising sufficient additional capital through an equity or equity-linked financing. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. If we raise capital through future debt financings, the debt instruments governing such indebtedness may contain provisions that require us to comply with various covenants such as requiring us to maintain certain minimum cash balances or restricting our ability to dispose of assets, complete a merger or acquisition, incur indebtedness, encumber our assets, pay dividends or make other distributions to our stockholders, make specified investments and engage in transactions with our affiliates. In addition, if such indebtedness is secured against our assets, if we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.

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
We have incurred losses in each year since our inception in September 2007. Our net loss was $9.6 million for the three months ended March 31, 2025, compared to $8.5 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $569.2 million.

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
•trade protection measures, such as tariffs, and import and export licensing and control requirements;
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
We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.*
As of March 31, 2025, we had 34 employees, all of whom were full-time employees. In the future, we may need to expand our organization.
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

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly given the recent change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class actions), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.*
In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, "sensitive data"). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

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
Any of the aforementioned threats have in the past and may in the future cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data (or that of the third parties with whom we work), or disrupt our ability to provide our services or our service providers’ ability to support our services. For example, we have been the target of unsuccessful phishing attempts in the past, and we expect such attempts will continue in the future. As a result, our business could suffer. The integrity and protection of our sensitive data, including employee and personal health information, is critical to our business, and employees and others have a high expectation that we will adequately protect their personal information.
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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties with whom we work have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. Such events could materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.*

Our business may be adversely affected by the effects of health pandemics or epidemics. Such a health pandemic or epidemic may pose the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may in the future be requested or mandated by governmental authorities. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in India. The active pharmaceutical ingredient ("API") for farabursen is manufactured in Switzerland, and our farabursen product candidate is manufactured in Italy. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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
•macroeconomic conditions, such as inflation, tariffs, and other fiscal and trade policy changes;
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
As a publicly traded company, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to investors and/or our existing stockholders. New investors could also be issued securities with rights superior to those of our existing stockholders. As of March 31, 2025, warrants to exercise an aggregate of 1.8 million shares of our common stock were outstanding at an exercise price per share of $7.46. In addition, as of March 31, 2025, an aggregate of 37.0 million shares were issuable upon conversion of shares of our Class A-1, Class A-2, Class A-3, Class A-4, Class A-5 and Class A-6 preferred stock at the option of the holder, subject to beneficial ownership limitations.

Pursuant to our 2019 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, beginning on January 1, 2025 through (and including) January 1, 2029, the number of shares authorized for issuance under the 2019 Plan automatically increases on January 1st of each year by 5.0% of the sum of (x) the total number of shares of common stock outstanding on December 31st of the preceding calendar year plus (y) the total number of shares of common stock issuable upon conversion of shares of convertible preferred stock outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto) plus (z) the total number of shares of common stock issuable upon cash exercise of prefunded warrants outstanding on December 31st of the preceding calendar year (without regard to any beneficial ownership limitations applicable thereto). Furthermore, pursuant to our 2022 Purchase Plan, certain eligible employees may purchase shares of our common stock. The number of shares available for future issuance under the 2022 Purchase Plan automatically increases on January 1st of each year through January 1, 2032, by a number equal to the lesser of 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year and 50,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2019 Plan and the 2022 Purchase Plan each year.
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

GENERAL RISK FACTORS

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets in the past have experienced, and may in the future experience, extreme volatility and disruptions. These disruptions, including as a result of the introduction of and increase in tariffs, can result in severely diminished liquidity and credit availability, increases in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, high inflation, high interest rates, bank failures, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, exposure to a bank failure, or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

2.1Ω
Agreement and Plan of Merger, dated as of April 29, 2025, by and among Regulus Therapeutics Inc., Novartis AG, and Redwood Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2025).

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

10.1*
First Amendment to Lease Agreement, dated as of February 28, 2025, by and between Regulus Therapeutics Inc. and ARE-SD Region No. 61, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35670), filed with the SEC on March 4, 2025).

10.2*
Joseph P. Hagan, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 13, 2025).

10.3*
Christopher Aker, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 13, 2025).

10.4*
Cris Calsada, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 13, 2025).

10.5*
Preston Klassen, Yearly Discretionary Base Salary Increase, effective January 1, 2025 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35670), filed with the SEC on March 13, 2025).

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

Ω Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regulus Therapeutics Inc.
Date: May 8, 2025	By:	/s/ Joseph P. Hagan
Joseph P. Hagan
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Cris Calsada
Cris Calsada
Chief Financial Officer
(Principal Financial Officer)